Form 10-Q
period 2018-09-30
Aquestive Therapeutics, Inc.
filed 2018-11-06
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of outstanding shares of the registrant’s par value $0.001 common stock as of the close of business on October 31, 2018 was 24,942,185

AQUESTIVE THERAPEUTICS, INC.

FORM 10-Q – QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2018 and December 31, 2017	3
Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income (Unaudited) for the three and nine-month periods ended September 30, 2018 and 2017	4
Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine-month periods ended September 30, 2018 and 2017	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	31

PART II – OTHER INFORMATION	32

Item 1. Legal Proceedings	32
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Mine Safety Disclosures	34
Item 5. Other Information	34
Item 6. Exhibits	35
SIGNATURES

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share / unit amounts)
(Unaudited)

	September 30,	December 31,
Assets	2018	2017
Current assets:
Cash and cash equivalents	$63,982	$17,379
Accounts receivable, net	7,450	6,179
Inventories, net	4,483	4,014
Prepaid expenses and other current assets	1,444	591
Total current assets	77,359	28,163
Property and equipment, net	12,211	13,460
Intangible assets, net	216	254
Other assets	224	1,239
Total assets	$90,010	$43,116

Liabilities and Shareholders' Equity/Members’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$17,798	$14,003
Deferred revenue	781	1,347
Loans payable, current	2,750	-
Total current liabilities	21,329	15,350
Loans payable, net	44,054	45,507
Warrant liability	-	7,673
Asset retirement obligations	1,183	1,081
Total liabilities	66,566	69,611
Commitments and contingencies (Note 14)

Redeemable preferred A-3 interests and accrued dividends	-	5,896
Redeemable preferred A-2 interests and accrued dividends	-	36,205
Shareholders'/Members’ deficit:
Preferred A interests, no par value. Authorized 100,000,000 units; 16,886,750 units issued and outstanding December 31, 2017	-	16,887
Preferred A-1 interests, no par value. Authorized 100,000,000 units; 21,526,850 units issued and outstanding at December 31, 2017	-	21,883
Common interests, no par value. Authorized 500,000,000 units; 121,228,353 units issued and outstanding at December 31, 2017	-	12,727
Common stock, $.001 par value. Authorized 250,000,000 shares; 24,942,185 shares issued and outstanding at September 30, 2018 (Note 15)	25	-
Additional paid-in capital	70,851	-
Accumulated deficit	(47,432)	(120,093)
Total shareholders' equity/members’ deficit	23,444	(68,596)
Total liabilities and shareholders' equity/members’ deficit	$90,010	$43,116

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income
(in thousands, except per share data amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$13,267	$27,146	$50,606	$54,723
Costs and Expenses:
Manufacture and supply	5,592	4,880	16,201	14,205
Research and development	4,534	5,684	17,429	15,862
Selling, general and administrative	12,345	6,161	53,561	17,513
Total costs and expenses	22,471	16,725	87,191	47,580
(Loss)/income from operations	(9,204)	10,421	(36,585)	7,143
Other income (expenses):
Interest expense	(1,933)	(1,970)	(5,809)	(5,737)
Interest income	216	-	238	-
Change in fair value of warrant	(4,116)	-	(5,278)	(309)
Other, net	(1)	-	2	-
Net (loss)/income before income taxes	(15,038)	8,451	(47,432)	1,097
Income taxes	-	-	-	-
Net (loss)/income	(15,038)	8,451	(47,432)	1,097
Dividends on redeemable preferred interests	-	(626)	-	(1,854)
Net (loss)/income attributable to common shares/members' interests	$(15,038)	$7,825	$(47,432)	$(757)
Comprehensive net (loss)/income	$(15,038)	$7,825	$(47,432)	$(757)

Net loss per share - basic and diluted	$(0.64)		$(2.45)
Weighted-average number of common shares outstanding - basic and diluted	23,646,192		19,335,541

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss)/income	$(47,432)	$1,097
Adjustments to reconcile net (loss)/income to net cash (used for) provided by operating activities:
Depreciation and amortization	2,438	2,797
Change in fair value of warrant	5,278	309
Share-based compensation expenses	28,541	-
Asset retirement obligation accretion	102	90
Amortization of intangible	38	37
Amortization of debt issuance costs and discounts	1,297	1,391
Noncash interest expense	-	16
Bad debt provision (recovery)	20	(38)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,291)	3,751
Inventories, net	(469)	(1,480)
Prepaid expenses and other assets	(889)	78
Accounts payable and accrued expenses	2,754	4,219
Deferred revenue	(566)	966
Net cash (used for) provided by operating activities	(10,179)	13,233
Cash flows from investing activities:
Capital expenditures	(1,334)	(1,980)
Net cash (used for) investing activities	(1,334)	(1,980)
Cash flows from financing activities:
Proceeds from initial offering of common stock	68,714	-
Proceeds from warrant exercise	-	24
Proceeds from issuance of debt	-	5,000
Payments for deferred offering costs	(4,695)	(43)
Payments for taxes on share-based compensation	(5,903)	-
Net cash provided by financing activities	58,116	4,981
Net increase in cash and cash equivalents	46,603	16,234
Cash and cash equivalents:
Beginning of period	17,379	9,209
End of period	$63,982	$25,443
Supplemental disclosures of cash flow information:
Cash payments for interest	4,511	4,346
Net increase (decrease) in capital expenditures included in accounts payable and accrued expenses	(145)	13
Net (decrease) in deferred offering costs included in accounts payable and accrued expenses	(515)	-
Accrued withholding tax for share based compensation	1,701	-
Accrued Series A-2 and A-3 preferred dividends	-	1,854
Reclass of deferred offering costs charged to additional paid in capital	5,230	-
Noncash component of warrants exercised	12,591	-

Aquestive Therapeutics, Inc. (formerly known as MonoSol Rx, LLC)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share information)

Note 1.	Corporate Organization and Company Overview

(A)	Company Overview

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

Aquestive is a specialty pharmaceutical company focused on identifying, developing and commercializing differentiated products to address unmet medical needs and solve critical healthcare challenges. The Company has a late-stage proprietary product pipeline focused on the treatment of diseases of the central nervous system, or CNS, and is developing orally administered complex molecules as alternatives to more invasive therapies. Aquestive is pursuing its business objectives through both in-licensing and out-licensing arrangements. The Company’s major customer and primary commercialization partner has global operations headquartered in the United Kingdom with principal operations in the United States; other customers are principally located in the United States.

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

Initial Public Offering of Common Stock and Authorized Number of Capital Stock

On July 27, 2018, the Company closed the initial public offering (“IPO”) of 4,500,000 shares of common stock at an offering price of $15.00 per share. The Company received net proceeds of approximately $57,545 after deducting underwriting discounts, commissions, and offering related transaction costs of approximately $9,955.   On August 15, 2018, the Company was informed that the underwriters exercised their over-allotment option and the Company issued 425,727 additional common shares at $15.00 per share. Upon the closing of such exercise, the Company received additional net proceeds of approximately $5,939, after deducting underwriter discounts of approximately $447.  Immediately prior to the consummation of the IPO, all of the Company’s outstanding shares of non-voting common stock was automatically converted to 4,922,353 shares of voting common stock.

          On July 27, 2018, the board approved an amendment to the Certificate of Incorporation of the Company to decrease the authorized number of capital stock from 350,000,000 to 250,000,000 shares.

Note 2.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X for interim financial reporting. In compliance with those rules, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2017 included in our prospectus dated July 29, 2018 filed with the SEC, pursuant to Rule 424(b) under the Securities Act.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results of interim periods have been included.  The results of operations and cash flows reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire fiscal year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited condensed financial statements.

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

Deferred Offering costs, consisting primarily of direct incremental legal, accounting and other fees relating to the IPO, were capitalized as incurred. As of December 31, 2017, deferred offering costs of $1,050 were included as a component of Other Assets due to the uncertainty of an IPO.  Upon the Company’s closure of the IPO on July 27, 2018, the deferred offering costs of $5,230 were reclassified from Other Assets to Additional Paid in Capital in the accompanying balance sheet.

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

     In May 2014, the FASB issued Accounting Standards Update No 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) and has subsequently issued a number of amendments to ASU 2014-09.  The new standard, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry specific guidance.  The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, ASU 2014-09, includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligation in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing when, or as, an entity satisfies a performance obligation.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

     The new standard will be effective for us beginning January 1, 2019 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect adoption to be recognized as an adjustment to opening retained earnings in the period of adoption.  We will adopt the standard using the modified retrospective method.

     The Company is continuing to evaluate the impact of these updates on its consolidated financial statements.  Adoption of this standard will require changes to our business processes, systems and controls to support the additional required disclosures.  We are in the process of identifying and designing such changes to ensure our readiness to appropriately recognize our revenues pursuant to the new standard in 2019.

In January 2016, the FASB issued revised guidance governing accounting and reporting of financial instruments (ASU 2016-01) and in 2018 issued technical corrections (ASU 2018-03). This guidance requires that equity investments with readily determinable fair values that are classified as available-for-sale be measured at fair value with changes in value reflected in current earnings. This guidance also simplifies the impairment testing of equity investments without readily determinable fair values and alters certain disclosure requirements. ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, also provides guidance as to classification of the change in fair value of financial liabilities. These revised standards are effective for the Company for annual periods in fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of these revised standards.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance simplifies aspects of accounting for employee share-based payments, including income tax consequences, classification of awards as either equity or liabilities, and classifications within the statement of cash flows. This guidance was effective for annual periods beginning after December 15, 2017, with early adoption permitted. Under the Company’s Performance unit plans (Note 15), vested grants may not be exercised prior to either a change in control of the Company or completion of an IPO, rendering the grants contingent and requiring deferred expense recognition until either of the conditions is satisfied. Accordingly, the adoption of ASU 2016-09 had no impact on the Company’s consolidated financial statements.

           In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), amending existing guidance on the accounting for credit losses on financial instruments within its scope. The guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The new guidance is effective for the Company beginning after December 15, 2020. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework. The purpose of the update is to improve the effectiveness of the fair value measurement disclosures that allows for clear communication of information that is most important to the users of financial statements. There were certain required disclosures that have been removed or modified. In addition, the update added the following disclosures: (i) changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The standard will become effective for the Company for its periods beginning after December 15, 2019; early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 on its consolidated financial statements.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on the financial statements.

Note 4.	Risks and Uncertainties

The Company’s budgeted cash requirements for 2018 and beyond include expenses related to continuing development and clinical evaluation of its products, preparing for related commercialization of our products, as well as for the costs to comply with the requirements of being a public company. As September 30, 2018 and December 31, 2017, we had working capital (current assets less current liabilities) of $56,030 and $12,813, respectively.

On July 27 and August 15, 2018, the Company closed the IPO of 4,500,000 and overallotment exercise of 425,727 shares of common stock, respectively, at a price of $15.00 per share raising total net proceeds of $63,484, net of underwriting discounts and other offering expenses.

The Company believes that its revenues from partnered products, cash on hand and the funds received from the IPO are adequate to meet its operating, investing, and financing needs for at least the next twelve months. To the extent additional funds are necessary to meet long-term liquidity needs as the Company continues to execute its business strategy, the Company anticipates that these additional funding requirements will be obtained through monetization of certain royalty streams or through additional, debt or, equity financings or a combination of these potential sources of funds, although the Company can provide no assurance that these sources of funding will be available on reasonable terms, if at all.

Customers are considered major customers when sales exceed 10% of total net sales for the period or outstanding receivable balances exceed 10% of total receivables. During the nine-month period ended September 30, 2018, Indivior, Inc. (“Indivior”) represented 95% of the total revenues for the period while during the nine-month period ended September 30, 2017, Indivior represented 88% of the total revenue for the period. As of September 30, 2018, and December 31, 2017, the Company’s outstanding receivable balance from Indivior represented approximately 92% and 93%, respectively, of total receivables.

As of September 30, 2018, cash and cash equivalents were maintained at one federally insured financial institution. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any credit risk due to the financial position of the banking institution. The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

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

Co-development and Research Fees – Co-development and research fees are earned through performance of specific tasks, activities or completion of stages of development defined within a contractual arrangement with a customer. The nature of these performance obligations, broadly referred to as milestones or deliverables, are usually dependent on the scope and structure of the project as contracted, as well as the complexity of the product and the specific regulatory approval path necessary for that product. Accordingly, the duration of the Company’s research and development projects may range from several months to approximately three years. Although each contractual arrangement is unique, common milestones included in these arrangements include those for the performance of efficacy and other tests, reports of findings, formulation of initial prototypes, production of stability clinical and/or scale-up batches, and stability testing of those batches. Additional milestones may be established and linked to clinical results or the product submission and/or approval of the product by the FDA and the commercial launch of the product. Co-development and research fees are recognized when related milestones are completed and delivered and, in some cases, accepted by the customer.

License and Royalty Revenue – License revenue is recognized in accordance with the terms of the license agreement. The Company’s license revenues most commonly are non-refundable once collected and are typically recognized as revenue at the time that the transferred licensed rights can be utilized for the benefit of the licensee, subject to determinable pricing, performance contingencies and collectability assessments. In the event that a licensing agreement requires the Company to meet ongoing or future performance objectives that are other than inconsequential or perfunctory, licensing revenue may be recognized ratably, or in conjunction with completion of its performance obligations, during the initial term of the license agreement. If a performance obligation, milestone, or contingency, such as a specified level of cumulative product sales or the approval of a regulatory agency, exists, revenue is deferred until such time that the contingencies are satisfied, or obligations are met. Payments received in excess of amounts achieved are classified as deferred revenue until earned. Royalty revenue is recognized in accordance with contractual rates when they can be reasonably estimated based on reported sales data and when collection is reasonably assured. In the event that reasonable sales data is unavailable, revenue is recognized when royalty reports are received.

Collaborative Arrangements – A contractual arrangement falls within the scope of FASB ASC Subtopic 808-10, Collaborative Arrangements, if the arrangement requires the parties to be active participants and the arrangement exposes the parties to significant risks that are tied to the commercial success of the endeavor. Costs incurred, and revenues generated on sales to third parties are reported in the consolidated statement of operations based on the guidance in FASB ASC Subtopic 605-45, Revenue Recognition – Principal Agent Considerations. Revenue earned from collaboration partners as of September 30, 2018 and 2017 was not material.

The Company’s revenues for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Manufacture and supply revenue	$9,005	$9,020	$29,249	$29,511
License and royalty revenue	3,355	17,351	17,387	22,820
Co-development and research fees	907	775	3,970	2,392
Revenues	$13,267	$27,146	$50,606	$54,723

Disaggregation of Revenue

The following table provides additional information pertaining to revenues disaggregated by geographic market for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$12,483	$26,427	$49,060	$52,999
Ex-United States	784	719	1,546	1,724
Revenues	$13,267	$27,146	$50,606	$54,723

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

Accounts Receivable, net

Accounts Receivable, net consist of the following:

	September 30, 2018	December 31, 2017

Trade receivables	$7,506	$6,156
Other receivables	19	78
Less: allowance for bad debts	(75)	(55)
Trade receivables, net	$7,450	$6,179

Other receivables consisted primarily of reimbursable costs incurred on behalf of a major customer.

The following table presents the changes in the allowance for bad debts account:

	September 30, 2018	December 31, 2017

Allowance for doubtful accounts at beginning of year	$55	$108
Additions charged to bad debt expense	73	-
Write-downs charged against the allowance	(53)	-
Recoveries of amounts previously reserved	-	(53)
Allowance for doubtful accounts at end of the period	$75	$55

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

In addition to the purchase price for the Suboxone supplied, Indivior is required to make certain single digit percentage royalty payments tied to net sales value (as provided for in the Indivior License Agreement) in each of the United States and in the rest of the world subject to annual maximum amounts. In the event that Indivior has paid the Company a specified aggregate royalty amount in royalties on Suboxone sold in the United States, then it will be required to prepay to the Company, an additional agreed payment amount, after which all obligations of Indivior to pay royalties on Suboxone sold in the United States will terminate. Except as set forth in the prior sentence, Indivior’s royalty obligations to the Company continue in the United States and the rest of the world until the expiration of all of the patents (either in the United States or other territories) or upon written notice by Indivior subject to Indivior being required to pay the Company a final royalty payout. In 2012, Indivior exercised its right to buyout its future royalty obligations for Suboxone sales in the United States. Indivior remains obligated to pay royalties for all sales outside the United States.

The Indivior License Agreement contains customary contractual termination provisions for breach or in the event of bankruptcy or corporate dissolution, the intellectual property surrounding Suboxone is found to be invalid, or either party commits a material breach of the Indivior License Agreement. Additionally, Indivior may terminate if the U.S. Food and Drug Administration (“FDA”) or other applicable regulatory authority declares the Company’s manufacturing site to no longer be suitable for the manufacture of Suboxone or Suboxone is no longer suitable to be manufactured due to health or safety reasons. The initial term of the Indivior License Agreement was seven years from the commencement date. Thereafter, the Indivior License Agreement automatically renews for successive one-year periods, unless Indivior provides the Company with written notice of its intent not to renew at least one year prior to the expiration of the initial or renewal term.

Supplemental Agreement with Indivior

On September 24, 2017, the Company entered into an agreement with Indivior (the “Indivior Supplemental Agreement”). Pursuant to this agreement, the Company conveyed to Indivior all of its existing and future rights in the settlement of various ongoing patent enforcement legal actions and disputes related to Suboxone product. The Company also conveyed to Indivior the right to sublicense manufacturing and marketing capabilities to enable an Indivior licensed generic buprenorphine product to be produced and sold by parties unrelated to Indivior or the Company. Under the Indivior Supplemental Agreement, the Company is entitled to receive certain payments from Indivior commencing on the date of the agreement through January 1, 2023. Once paid, all payments made under this Agreement are non-refundable. In consideration for the rights granted to Indivior under the Indivior Supplemental Agreement, the Company received in September 2017, a non-refundable payment of $17,000, which was recognized as revenue in 2017 in License and royalty revenue. The Company received $3,000 and $16,500 during the three and nine-month periods ended September 30, 2018, respectively, which is included in License and royalty revenue. In addition to amounts received through September 30, 2018, the Company may receive up to an additional $41,500, consisting of (i) up to $39,000 in the aggregate from any combination of (a) performance or event-based milestone payments and (b) single digit percentage royalties on net revenue earned by Indivior on sales of Suboxone and (ii) an additional $2,500 that may be earned through the issuance of additional process patent rights to us with the aggregate payment amounts under the Indivior Supplemental Agreement capped at $75,000. Accordingly, the Agreement includes certain provisions that may allow Indivior to cease remitting certain payments to the Company upon the occurrence of certain events related to unlicensed generic versions of Suboxone. In the event that Indivior’s defense of its rights is ultimately successful, then, all payment obligations owed to the Company are retroactively reinstated.

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

Under the Sunovion License Agreement, the Company received $0 and $5,000 milestone payments during the nine months ended September 30, 2018 and 2017, respectively, which was recognized as revenue and is presented in License and royalty revenue. The Company is eligible to receive remaining milestone payments of up to $11,000 for certain regulatory events and up to $20,000 for commercial milestone events that are contingent on the achievement of certain sales levels. In addition to the milestone payments, the Company is entitled to receive low single digit percentage royalty payments on global net sales of apomorphine-based products that may be commercialized by Sunovion.

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

Collaboration and License Agreement with Mitsubishi Tanabe

In August 2017, the Company entered into an agreement with Mitsubishi Tanabe (“MT”) to perform feasibility studies related to Radicava, MT’s Amyotrophic Lateral Sclerosis treatment using the compound edaravone. The revenues earned pursuant to this arrangement totaled $240 during the nine months ended September 30, 2018.

Agreement to Terminate CLA with KemPharm

In March 2012, the Company entered into an agreement with KemPharm, Inc. (“KemPharm”), to terminate a Collaboration and License Agreement entered into in April 2011. Under this termination arrangement, we have the right to participate in any and all value that KemPharm may derive from the commercialization or any other monetization of KP 415 and KP 484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving KemPharm and collaborations, royalty arrangements, or other transactions from which KemPharm may realize value from these compounds. The Company has not received payments under this arrangement during the nine months ended September 30, 2018 and 2017.

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

•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.  As of September 30, the Company had no Level 3 assets or liabilities.

The Company’s Level 3 liabilities at December 31, 2017 consisted of warrants totaling $7,673. The Company’s warrant liability was stated at fair value based primarily on an independent third-party appraisal prepared as of the reported balance sheet dates consistent with generally-accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation.

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

	September 30, 2018	December 31, 2017

Raw material	$901	$725
Packaging material	2,480	2,225
Finished goods	1,102	1,064
Total inventory	$4,483	$4,014

Note 9.	Property and Equipment, net

Property and Equipment, net as of September 30, 2018 and December 31, 2017 consisted of the following:

	Useful Lives	September 30, 2018	December 31, 2017

Machinery	3-15 yrs	$20,440	$20,056
Furniture and fixtures	3-15 yrs	1,142	1,109
Leasehold improvements	(a)	21,314	21,271
Computer, network equipment and software	3-7 yrs	2,287	2,108
Construction in progress		1,471	921
		46,654	45,465
Less: accumulated depreciation and amortization		(34,443)	(32,005)
Total property and equipment, net		$12,211	$13,460

(a)	Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

Total depreciation and amortization related to property and equipment was approximately $733 and $944 for the three months ended September 30, 2018 and 2017, respectively and $2,438 and $2,797 for the nine months ended September 30, 2018 and 2017, respectively.

Note 10.	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares.

As a result of the corporate conversion and reorganization described in Note 1(B), there were no potentially dilutive instruments outstanding for the three and nine months period ended September 30, 2018. Therefore, basic and diluted net loss per share were the same for all periods presented as reflected below.

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Numerator:
Net loss	$(15,038)	$(47,432)
Denominator:
Weighted-average number of common shares – basic and diluted	23,646,192	19,335,541
Income per common share – basic and diluted	$(0.64)	$(2.45)

The LLC interests, prior to the corporate conversion and reorganization of the Company described in Note 1(B), were complex and varied across several series of LLC equity interests conveying different economics and rights. As such, loss per share information prior to the reorganization under the prior equity structure is not comparable to earnings per share for periods presented after the reorganization.

Note 11.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017

Accounts payable	$12,337	$9,601
Accrued salaries, performance bonuses, other compensation and benefits	3,164	3,761
Accrued withholding tax for share-based compensation	1,701	-
Real estate and personal property taxes	338	340
Other	258	301
Total accounts payable and accrued expenses	$17,798	$14,003

Note 12.	Loans Payable

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

On May 21, 2018, the Company and Perceptive agreed to make certain amendments to the loan agreement then in effect.  In the event that a qualified IPO is consummated on or before December 31, 2018, the Company and Perceptive agreed to postpone the initial loan principal payments, delay the loan maturity date to December 16, 2020 and retained the interest rate, payable monthly, at one-month LIBOR or approximately 2% plus 9.75%, subject to a minimum rate of 11.75%. Commencing on May 31, 2019, seven monthly loan principal payments are due in the amount of $550. Thereafter, monthly principal payments in the amount of $750 are due through the maturity date, at which time the full amount of the remaining outstanding loan balance is due. At September 30, 2018, $2,750 was classified as current debt. The Company’s tangible and intangible assets are subject to first priority liens to the extent of the outstanding debt. Further, under the Loan Agreement, as amended, the Company is permitted, subject to Perceptive’s consent, to monetize the royalty and fees derived from sales of certain Apomorphine products and, in connection with such monetization Perceptive has agreed to release liens related to these royalties and fees.  Other significant terms include financial covenants, change of control triggers and limitations on additional indebtedness, asset sales, acquisitions and dividend payments. Financial covenant requirements include (1) minimum liquidity under which a $4,000 minimum cash balance must be maintained at all times and (2) a minimum revenue requirement under which minimum revenues for the trailing twelve consecutive months, measured at the end of each calendar quarter, must also be met. As of September 30, 2018, the Company was in compliance with all financial covenants. Also, as of that date, the Company’s carrying value of this loan payable approximated its fair market value.

The Company capitalizes legal and other third-party costs incurred in connection with obtaining debt as deferred debt issuance costs and applies the unamortized portion as a reduction of the outstanding face amount of the related loan in accordance with ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. Similarly, the Company amortizes debt discounts, such as those represented by warrants issued to its lenders, and offsets those as a direct reduction of its outstanding debt. Amortization expense arising from deferred debt issuance costs and debt discounts for the three months ended September 30, 2018 and 2017 totaled $374 and $471 respectively and for the nine months ended September 30, 2018 and 2017 totaled $1,297 and $1,391, respectively.

Unamortized deferred debt issuance costs and deferred debt discounts totaled $3,196 as of September 30, 2018 and $4,493 as of December 31, 2017.

Note 13.	Warrant Liability

The warrant issued to Perceptive in connection with the August 16, 2016 Loan Agreement had certain rights and preferences including anti-dilution adjustments so that, upon exercise, they would represent 4.5% of the Company’s fully diluted common stock on an as converted basis, subject to dilution for certain financing transactions including the issuance of shares upon termination of our Performance Unit Plans. The warrant also provided Perceptive with a put right which, if exercised under certain circumstances, would require the Company to purchase the warrant for $3,000 within the first year of the loan or $5,000 thereafter. These re-purchase terms may require net-cash settlement, and as a result, the appraised value of this warrant at the time of issuance of $5,800 was classified as a liability, rather than as a component of equity, and is treated as a debt discount, with the unamortized portion applied to reduce the face amount of the loan in the accompanying Consolidated Balance Sheet.

The Company used a third-party valuation to assist in determining the fair value of the warrant due to the absence of available Level 1 and Level 2 inputs prior to the IPO date. The fair values for periods prior to the IPO date were based on unobservable Level 3 inputs. The first step in determining the fair value of the warrant liability was to determine the value of the aggregate equity of the Company which was estimated utilizing the income and market valuation approaches. A probability weighted return model was then utilized to allocate the aggregate equity value of the Company to the underlying securities. Estimates and assumptions impacting the fair value measurement include the following factors: the progress of the Company’s pipeline products since the prior valuations, including status of clinical trials; the Company’s progress towards an IPO; a discount rate of 24.5% for the nine months ended September 30, 2017 and a volatility rate of 90% for the nine-month period ended September 30, 2017.

Immediately prior to pricing of the Company’s initial public offering, Perceptive received 863,400 shares of common stock issuable pursuant to the automatic exercise of warrants from APL’s ownership interest at a total price of $116.  As a result, the warrant liability of $12,951 was reclassified to additional paid in capital during the third quarter of 2018.  A Level 1 market pricing of $15.00, the initial price at which the Company’s common stock was offered, was used in determining fair value as of the warrants conversion date.

A roll-forward of warrant liability is as follows:

Warrant liability
Balance as of December 31, 2017	$7,673
Changes in fair value recognized	5,278
Exercise of warrants	(12,951)
Balance as of September 30, 2018	$-

Note 14.	Commitments and Contingencies

(A)	Operating Leases

The Company has entered into various lease agreements for production and research facilities and offices. Most leases contain renewal options. Certain leases contain purchase options and require the Company to pay for taxes, maintenance and operating expenses. All of the Company’s leases are classified as operating leases.

Rent expense for all leased manufacturing facilities and sales, laboratory and office space was approximately $375 and $345 for three months ended September 30, 2018 and 2017, respectively and $998 and $990 for the nine months ended September 30, 2018 and 2017, respectively.

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

Patent-Related Litigation

Beginning in August 2013, we were informed of ANDA filings in the United States by Watson Laboratories, Inc. (now Actavis Laboratories, Inc., or Actavis), Par Pharmaceutical, Inc., or Par, Alvogen Pine Brook, Inc., or Alvogen, Teva Pharmaceuticals USA, Inc., or Teva, Sandoz Inc., or Sandoz, and Mylan Technologies Inc. or Mylan, for the approval by the FDA of generic versions of Suboxone Sublingual Film in the United States. We filed patent infringement lawsuits against all six generic companies in the U.S. District Court for the District of Delaware. Of these, cases against three of the six generic companies have been resolved.

•
Sandoz. By court order in August 2016, our ANDA patent litigation case against Sandoz has been dismissed without prejudice for lack of subject matter jurisdiction because Sandoz is no longer pursuing a Paragraph IV certification for its proposed generic version of Suboxone Sublingual Film, and therefore is no longer challenging the validity or infringement of our Orange Book-listed patents.

•	Mylan. The case against Mylan was settled and the Court signed a Consent Judgment in September 2017 disposing of the entire case.

•	Par. All cases against Par were resolved pursuant to a May 2018 settlement agreement between us, Indivior, and Par and certain of its affiliates.

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

·
The first, a declaratory judgment action brought by BDSI against Indivior and Aquestive, seeks declarations of invalidity and non-infringement of U.S. Patents Nos. 7,897,080, or the ’080 patent, 8,652,378, or the ’378 patent, and 8,475,832, or the ’832 patent. This case stayed pending inter partes review of the ’832 patent and reexamination of the ’080 patent.

·
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

On January 13, 2017, we also sued BDSI asserting infringement of the ’167 patent by BDSI’s Belbuca product. The case was originally filed in the U.S. District Court for the District of New Jersey and was later transferred to the U.S. District Court for the District of Delaware by agreement of the parties.  On October 16, 2018, the Delaware Court issued an order transferring the case to the U.S. Court District for the Eastern District of North Carolina.

On November 28, 2016, after the PTAB issued its final written decisions finding that the ’167 patent was not unpatentable in IPR2015-00165, IPR2015-00168 and IPR2015-00169, BDSI filed a notice of appeal of those decisions to the U.S. Court of Appeals for the Federal Circuit. The case was fully briefed, and the Court heard oral arguments on February 9, 2018. On June 19, 2018, BDSI filed a motion to terminate and remand the appeal, which the Company opposed.  On July 31, 2018, the Federal Circuit granted the motion, vacating the PTAB’s decisions and remanding for further proceedings before the PTAB. The review proceedings remain pending before the PTAB.

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

On June 14, 2018, Dr. Reddy’s notified the U.S. District Court for the District of New Jersey that the FDA had granted final approval of its ANDAs and that it had launched generic versions of Suboxone Sublingual Film.  The Company and Indivior filed a motion for a preliminary injunction and a request for a temporary restraining order, and the Court granted the request on June 15, 2018 enjoining and restraining Dr. Reddy’s from offering for sale, selling or importing its generic versions of Suboxone Sublingual Film.  On July 13, 2018, the Court granted the preliminary injunction, which enjoins Dr. Reddy’s from launching a generic version of Suboxone during the pendency of the litigation and until further order from the Court.  Dr. Reddy’s appealed the preliminary injunction ruling to the Federal Circuit.  Dr. Reddy’s also requested a stay of the injunction pending appeal, which the Company and Indivior opposed.  Both the District Judge and the Federal Circuit denied Dr. Reddy’s request for a stay.  The Federal Circuit heard oral argument on the appeal on October 4, 2018 but has not yet issued its opinion.

Antitrust Litigation

On September 22, 2016, forty-one states and the District of Columbia, or the States, brought suit against Indivior and us in the U.S. District Court for the Eastern District of Pennsylvania, alleging violations of federal and state antitrust statutes and state unfair trade and consumer protection laws relating to Indivior’s launch of Suboxone Sublingual Film in 2010. After filing, the case was consolidated for pre-trial purposes with the In re Suboxone (Buprenorphine Hydrochloride and Naloxone) Antitrust Litigation, MDL No. 2445, or the Suboxone MDL, a multidistrict litigation relating to putative class actions on behalf of various private plaintiffs against Indivior relating to its launch of Suboxone Sublingual Film. While we were not named as a defendant in the original Suboxone MDL cases, the action brought by the States alleges that we participated in an antitrust conspiracy with Indivior in connection with Indivior’s launch of Suboxone Sublingual Film and engaged in related conduct in violation of federal and state antitrust law. We moved to dismiss the States’ conspiracy claims, and by order dated October 30, 2017, the Court denied our motion to dismiss. We filed an answer denying the States’ claims on November 20, 2017. The fact discovery period closed July 27, 2018, but the parties agreed to conduct certain fact depositions in August 2018.  The case is proceeding to expert discovery, which is scheduled to close May 3, 2019.

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

The following table summarizes the components of share-based compensation expenses, including those related to the non-voting common shares, restricted stock awards and stock option grants, reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine-month periods ended September 30, 2018:

	Periods Ended September 30, 2018
	Three Months	Nine Months

Manufacturing and supply	$32	$377
Research and development	192	2,378
Selling, general and administrative	1,012	25,786
Total share-based compensation expenses	$1,236	$28,541

The table below reflects the following share-based compensation expenses incurred during 2018:

	Periods Ended September 30, 2018
	Three Months	Nine Months

Non-voting common shares (A)	$-	$27,298
Restricted Stock Units (B)	610	610
Stock Options (B)	626	633
Total share-based compensation expenses	$1,236	$28,541

There were no restricted stock unit or option grants in 2017 and consequently no share-based compensation recognized during the three and nine months ended September 30, 2017.

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

On April 16, 2018, the Company terminated the Performance Unit Plans. The termination was executed in accordance with the provisions of the Plans’ termination, which required both Board of Directors and the certain plan participant approval. As a result, the Company accelerated the vesting of any unvested performance units and issued non-voting common shares to compensate the performance unit holders. Immediately prior to the consummation of the IPO, all of the Company’s outstanding shares of non-voting common stock were automatically converted to 4,922,353 shares of voting common stock.

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

The assumptions for the determination of the fair value of are provided in the following table:

Valuation assumptions:
Discount for lack of marketability	34%
Volatility	90%
Weighted average cost of capital	27.5%

The discount for lack of marketability takes into consideration the illiquid nature of the security as well as other qualitative characteristics that would make it less marketable than the more senior securities. Volatility was based on that of comparable public companies.  The weighted average cost of capital was also based on that of comparable public companies as well as market interest rate data.

(B) Share-Based Compensation Equity Awards

The Company provides certain employees, non-employee directors and consultants with performance incentives under its share-based compensation plans. Under these plans, the Company may grant restricted stock units and stock options in order to align the long-term financial interests of selected participants with those of its shareholders, strengthen the commitment of such persons to the Company, and attract and retain competent and dedicated persons whose efforts will enhance long-term growth, profitability and share value.

Restricted stock and option awards are subject to graded vesting over a service period, which is typically two or three years. Compensation cost is recognized for these awards on a pro-rata basis over the requisite service period for each award granted.

Restricted stock unit awards (RSUs)

During the three months ended September 30, 2018, the Company granted to certain members of senior management and key employees a total of 264,781 restricted share units having an estimated grant date fair value of $3,926, of which 29,802 units were vested as of that date. The remaining unrecognized compensation expense of approximately $3,043, net of estimated forfeitures, is expected to be recognized over approximately three years. The RSUs granted to senior management vest in equal quarterly installments over two years; the RSUs granted to key employees are subject to a three-year graduated vesting schedule. These RSUs are not subject to performance-based criteria other than continued employment. There were no RSU grants prior to the three months ended September 30, 2018 and there were no forfeitures during the period.

Stock option awards

During the nine months ended September 30, 2018, the Company granted 1,033,042 stock options to certain members of senior management, members of its board of directors and a consultant having an estimated grant date fair value of $11,155, of which 28,666 options were vested as of that date. The remaining unrecognized compensation expense of $9,770, net of estimated forfeitures, is expected to be recognized over approximately three years. These stock options were granted with exercises prices ranging from $6.54 to $18.67 per share with three-year vesting and a 10-year contractual term. Options granted to senior management and board members vest in equal quarterly or monthly increments over three years; options granted to key employees are subject to a three-year graduated vesting schedule. These stock options are not subject to performance-based criteria other than continued employment. There were no option grants prior to the six months ended September 30, 2018, and there were no forfeitures during the period.

The Company measured the fair value of these stock options at their grant dates using the Black-Scholes-Merton option pricing model. The assumptions for the determination of the fair value of options issued during 2018 are as follows:

Expected dividend yield	0%
Expected volatility	90%
Expected term (years)	5.8 - 6.1
Risk-free interest rate	2.8 - 2.9%

Aquestive anticipates reinvesting earnings for the foreseeable future in product development and other avenues of share-value growth and accordingly anticipates no dividend payouts. Volatility was determined based on that of comparable public companies, given the lack of any meaningful history regarding its own now-publicly-traded common stock. The expected term of the award was calculated using the simplified method. A weighted average was utilized taking into account the two vesting periods to determine the expected term in years.  The risk-free interest rate is based on the average U.S. Treasury rate with a term that most closely resembles the estimated expected life of the award.

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

From November 1, 2017, the Company accounts for income taxes under the asset and liability method, which requires deferred tax assets and liabilities to be recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts and respective tax bases of existing assets and liabilities, as well as net operating loss carryforwards and research and development credits. Valuation allowances are provided if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three months and nine months ended September 30, 2018, the Company recorded income tax benefit of $0, on pretax losses of $15,038 and $47,432, respectively.

The Company’s U.S. statutory rate is 21%. The primary factor impacting the effective tax rate for the nine months ended September 30, 2018 is the anticipated full year losses which will be incurred by the Company’s operations that have valuation allowances against their net deferred tax assets.

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

Our most advanced proprietary product candidates, which we intend to commercialize ourselves, include:

•
Libervant, a buccal soluble film formulation of diazepam used as a rescue therapy for breakthrough epileptic seizures and an adjunctive therapy for use in recurrent convulsive seizures, for which a pre-NDA meeting has been scheduled in December 2018 with the FDA. The Company is preparing its submission to follow the pre-NDA meeting.  The Company announced top-line clinical data from its Adult EMU study on October 24, 2018, which will be presented at the American Epilepsy Society annual meeting in early December, 2018;

•
Sympazan, an oral soluble film formulation of clobazam used as an adjunctive therapy for seizures associated with a rare, intractable form of epilepsy known as LGS, which was approved by the FDA on November 1, 2018.  The Company has hired and trained its sales, access/reimbursement and marketing team, and is preparing to commercially launch Sympazan in November 2018, and

•	AQST-117, an oral soluble film formulation of riluzole for the treatment of Amyotrophic Lateral Sclerosis, or ALS, for which we expect to submit an NDA in the first quarter of 2019.

We have also developed a proprietary pipeline of complex molecule-based products addressing large market opportunities beyond CNS indications, which include:

•
AQST-108, a sublingual soluble film formulation for the treatment of anaphylaxis intended to provide an alternative to injection treatments such as EpiPen.  After the company’s first human proof of concept trials, a re-formulated and more advanced prototype has been developed, for which we expect to begin additional human trials in early 2019, and

•	AQST-305, a sublingual soluble film formulation of octreotide for the treatment of acromegaly and neuroendocrine tumors, for which we are undertaking human proof of concept trials at this time.

In addition to these product candidates, we have a portfolio of commercialized and development-stage products with collaboration partners. These products include Suboxone, a sublingual film formulation of buprenorphine and naloxone, which is the market leader for the treatment of opioid dependence. In addition to several other collaboration partner products in development, AQST-119, an oral soluble film formulation of tadalafil, has a Prescription Drug User Free Act (PDUFA) date of November 18, 2018, and APL-130277, Sunovion’s oral soluble film formulation of apomorphine for the treatment of off-episodes associated with Parkinson’s Disease, and has a PDUFA date of January 29, 2019.   We manufacture all of our currently commercialized collaboration partner products and will manufacture all of our proprietary products at our FDA- and DEA-inspected facilities. We anticipate that our current manufacturing capacity is sufficient for commercial quantities of our products and product candidates currently in development. Not all collaborative products of the Company that may be commercially launched in the future will necessarily be manufactured by the Company.  We have produced over 1.1 billion doses of Suboxone in the last four years and over three billion commercial doses or dose equivalents for all customers since 2008. Our products are developed using our proprietary PharmFilm technology and know-how. Our patent portfolio currently comprises at least 200 issued patents worldwide, of which at least 40 are U.S. patents, and more than 75 pending patent applications worldwide.

On July 27, 2018 we closed the initial public offering (“IPO”) of 4,500,000 shares of common stock at an offering price of $15.00 per share and our common stock. On July 25, 2018 began trading on the Nasdaq Global Market under ticker symbol “AQST”. The offering resulted in aggregate gross proceeds of $67,500 before underwriting discounts and other costs and expenses of the offering. In August 2018, the underwriters partially exercised the over-allotment option granted to them in connection with the Offering, and on August 15, 2018 the Company completed the sale of 425,727 additional shares of common stock resulting in gross proceeds of $6,386 before underwriting discounts and other costs and expenses of the offering.  Total net proceeds to Aquestive after underwriters discounts and other costs and expenses of the offering totaled $63,484.

We generated revenue of $13,267 and $27,146 for the three months ended September 30, 2018 and 2017, respectively, and $50,606 and $54,723 for the nine months ended September 30, 2018 and 2017, respectively, largely from commercial products marketed by our collaboration or commercialization partners that generated manufacturing and supply revenues. Total revenues also included licensing, royalty and co-development and research fees. Suboxone, which was launched in 2010, was our first collaboration partner pharmaceutical product to be commercialized, and we have multiple other partner relationships that contribute to our revenue and future revenue opportunities from collaboration partner products.

As of September 30, 2018, we had $63,982 in cash and cash equivalents. As a result of our investments in product development and recent investments in pre-launch commercialization initiatives, as well as the settlement of obligations related to our MonoSol Rx, LLC Performance Unit Plan through the issuance of non-voting common stock, as of September 30, 2018, we had net shareholders’ equity of $23,444. We incurred net losses of $15,038 for the three months ended September 30, 2018 and net income of $8,451 for the three months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, we incurred a net loss of $47,432 and net income of $1,097 respectively.

We expect to continue to incur net losses for the next few years as we pursue the development and commercialization of our proprietary product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on our other research and development and commercial development activities. We expect our expenses will increase substantially over time as we:

•	fund commercialization investments for Libervant and Sympazan, our epilepsy products and ALS product, AQST-117;

•	continue clinical development of our complex molecules, AQST-108 and AQST-305;

•	identify and evaluate new pipeline candidates in CNS diseases and other indications; and

•	fund working capital requirements and expected capital expenditures as a result of the launch of proprietary products and related growth.

Our business has been financed through a combination of revenue from collaborative partner product activities, equity investments from our stockholders and debt proceeds from our credit facilities. In addition to proceeds from our initial public offering, we may require additional financing to execute our business strategy.

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

Financial Operations Overview

Revenues

Our revenues to date have been earned from collaborative partner pipeline and marketed product activities. These activities generate revenues in three primary categories: co-development and research fees, license and royalty revenue and manufacturing and supply revenue.

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

License and Royalty Revenue

Once a viable product opportunity is identified from our co-development and research activities with our partners, we may out-license to our partners the rights to utilize our intellectual property related to their marketing of such products globally. As a result, we earn revenue from license fees received under such license, development and supply agreements. We also may earn royalties based on our collaborative partners’ sales of products that use our intellectual property that are marketed and sold in the countries where we hold patented technology rights that may produce royalties pursuant to such arrangements.

Manufacture and Supply Revenue

Currently, we produce two collaborative partner pharmaceutical products: Suboxone and Zuplenz. We are the exclusive manufacturer for these products. We manufacture based on receipt of purchase orders from our partners, and our collaborative partners accept delivery of these orders at shipping point. As a result, we record revenues when product is shipped and title passes to the customers. Our partners are responsible for all other aspects of commercialization of these products.

We expect future revenue growth to be derived from partnered activities based on growing production volumes of collaborative partner products, new product development with collaborative partners, and additional licensing of our intellectual property.

As we commercialize our proprietary CNS products, beginning with Sympazan, as well as, Libervant, subject to regulatory approval, we expect to distribute our products to wholesalers in the United States, resulting in an additional source of revenue which we refer to as Product Sales, net. Additionally, we may choose to select a collaborator to commercialize our product candidates in certain markets outside of the United States. To date, we have not generated any revenues from product sales of self-developed medicines.

Costs and Expenses

Our costs and expenses are primarily the result of the following activities: generation of collaborative partner manufacture and supply revenues; development of our pipeline of proprietary product candidates; selling, general and administrative, including pre-launch commercialization efforts related to our CNS product candidates, intellectual property defense, development and maintenance, corporate management functions and interest on our corporate borrowings. We primarily record our costs and expenses in the following categories:

Manufacture and Supply Costs and Expenses

Manufacture and supply costs and expenses are comprised of costs and expenses related to manufacturing our proprietary dissolving film products for our marketed collaborative partner pharmaceutical products, including raw materials, direct labor and fixed overhead principally in our Portage, Indiana facilities. Our material costs include the costs of raw materials, other than the API component of Suboxone, used in the production of our proprietary dissolving film and primary packaging materials. Direct labor costs consist of payroll costs (including taxes and benefits) of employees engaged in production activities. Fixed overhead principally consists of indirect payroll, facilities rent, utilities and depreciation for production machinery and equipment.

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

We expect our manufacture and supply costs and expenses to increase over the next several years as we commercialize and begin to market, following regulatory approval, our product candidates, including Libervant and Sympazan, our ALS product candidate, AQST-117, and our other product candidates. Additionally, we expect to incur increased costs associated with hiring additional personnel to support the increased manufacturing and supply costs arising from our commercialization of these products and product candidates. As such, we expect our manufacturing and supply costs and expenses to increase as our product candidates receive regulatory approval and production begins.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits, share-based compensation, and other related costs for executive, finance, selling and operational personnel. Other significant costs include facility and related costs not otherwise included in research and development expenses such as: professional fees for legal, consulting, tax and accounting services; insurance; selling; market research; advisory board and key opinion leaders; depreciation; and general corporate expenses, inclusive of IT systems related costs.  Historically, our selling, general and administrative expenses have been focused primarily on corporate management functions. However, costs related to commercialization of our CNS product candidates began in the second half of 2017 as we prepare to launch our late stage epilepsy products Sympazan and Libervant in late 2018 and in 2019, respectively.  As we prepare to launch Sympazan during the fourth quarter 2018, we have entered into contractual arrangements with a third party logistic provider (3PL) and wholesalers for distribution of our products. Further we have entered into a contract for our contracted sales force and have established a market access account team.  With this increased activity related to the upcoming commercial launch, we expect selling expenses to increase in the fourth quarter 2018. In addition, our general and administrative costs will increase as a public company, including costs related to additional personnel and accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Interest Expense

Interest expense consists of interest expense related to the Loan Agreement, as well as amortization of loan costs and debt discounts. Our interest expenses are subject to changes in one-month LIBOR and represents a monthly cash payment obligation. This debt facility is discussed in more depth in Liquidity and Capital Resources.

Interest Income

Interest income consists of interest income derived from an interest-bearing account which yields a fixed rate of 1.87%.  There is no minimum amount to be maintained in the account nor any fixed length of period for which interest is earned.

Change in Fair Value of Warrant

Changes in the fair value of warrants arises from periodic revaluations of the warrants issued to Perceptive Credit Opportunities Fund in connection with the Loan Agreement.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

We recorded revenue of $13,267 and $27,146 in the three months ended September 30, 2018 and 2017, respectively, generating net losses of $15,038 for the three months ended September 30, 2018 and net income of $8,451 for the three months ended September 30, 2017.

The following discussion of our results of operations explains the material drivers of these results of operations.

Revenues

The following table sets forth our revenue data for the periods indicated:

	Three Months Ended September 30,		Change
(In thousands, except %)	2018	2017	$	%
Manufacture and supply revenue	$9,005	$9,020	$(15)	0%
License and royalty revenue	3,355	17,351	(13,996)	(81%)
Co-development and research fees	907	775	132	17%
Revenues	$13,267	$27,146	$(13,879)	(51%)

Reflecting the timing of licenses payments on collaborative partner products which were $14,000 higher in 2017 compared to 2018, revenues decreased 51% or $13,879 in the three months ended September 30, 2018 to $13,267 as compared to $27,146 in the three months ended September 30, 2017.  Excluding the impact of the change in license and royalty revenue, revenues were flat year-over-year.

Manufacture and supply revenue was flat during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due primarily to timing of purchase volume demand attributable to Suboxone and Zuplenz product sales as offset by a more advantageous mix of various higher-revenue formulations during the current period.

License and royalty revenue decreased 81% or $13,996 to $3,355 in the three months ended September 30, 2018 as compared to $17,351 in the three months ended September 30, 2017. License fees from collaborative partner products in the 2018 period were $3,000 compared to $17,000 in the 2017 period, explaining the entirety of the decrease in license and royalty revenue.  The license fees during the third quarter of both periods related to the Suboxone product, and the decrease quarter-over-quarter was driven by contractually stipulated milestones. License fees will likely continue to fluctuate significantly from quarter-to-quarter.

Co-development and research fees increased 17% or $132 in the three months ended September 30, 2018 to $907 as compared to $775 in the three months ended September 30, 2017. These fees are highly dependent on the timing of partnered product research and development activities and related milestones, which may fluctuate significantly quarter-to-quarter.

Expenses:

The following table sets forth our expense data for the periods indicated:

	Three Months Ended September 30,		Change
(In thousands, except %)	2018	2017	$	%
Manufacturing and supply	$5,592	$4,880	$712	15%
Research and development	4,534	5,684	(1,150)	(20)%
Selling, general and administrative	12,345	6,161	6,184	100%
Interest expense	1,933	1,970	(37)	(2)%
Interest income	(216)	-	216	NM
Other	4,117	-	4,117	NM

Manufacturing and supply costs and expenses increased 15% or $712 to $5,592 in the three months ended September 30, 2018 as compared to $4,880 in the three months ended September 30, 2017, driven primarily by increased production costs, excipients and labor and $32 for share-based compensation that was not incurred during the three months ended September 30, 2017, offset in part by lower volume and lower scrap costs.

Research and development expenses decreased 20% or $1,150 to $4,534 in the three months ended September 30, 2018 as compared to $5,684 in the three months ended September 30, 2017.  This change was primarily due to timing of clinical trials activity to our proprietary products being developed during the periods. These expense reductions were offset in part by $192 of share-based compensation that was not incurred during the three months ended September 30, 2017.

Selling, general and administrative expenses increased 100% or $6,184 to $12,345 in the three months ended September 30, 2018 as compared to $6,161 in the three months ended September 30, 2017. The increase is primarily driven by additional investments made in our commercialization, branding and marketing capabilities in preparation for the expected launch of Libervant, Sympazan and AQST-117 attributing approximately $3,631 of the overall increase period over period. These higher costs included personnel, external consultants and other resources that enabled us to establish the key commercial functions such as sales and marketing, market access and medical affairs. We also have added additional personnel and other external resources to prepare our company for going public. Further contributing to the overall increase is $1,012 related to share-based compensation that was not incurred during the three months ended September 30, 2017 and $287 of patent defense expenses.

Interest expense decreased modestly primarily due to lower discount and loan acquisition cost amortization associated with extended principal payment dates period over period. Our interest expense is subject to adjustment based on one-month LIBOR.

Interest income increased 100% or $216 in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as a result of investing the net cash proceeds from our IPO in an interest-bearing account.

Other expenses increased per the table above, principally due to the change in fair value of warrants. For periods prior to our IPO, we re-measured the fair value of outstanding warrants each quarter in accordance with the AICPA Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as compensation.  Market pricing of $15.00, the initial price at which the Company’s common stock was offered, was used in determining fair value during the three months ended September 30, 2018.

Comparison of Nine Months Ended September 30, 2018 and 2017

We recorded revenue of $50,606 and $54,723 in the nine months ended September 30, 2018 and 2017, respectively, generating a net loss of $47,432 and net income of $1,097 for each of those periods, respectively.

The following discussion of our results of operations explains the material drivers of these results of operations.

Revenues

The following table sets forth our revenue data for the periods indicated:

	Nine Months Ended September 30,		Change
	2018	2017	$	%
(In thousands, except %)
Manufacture and supply revenue	$29,249	$29,511	$(262)	(1)%
License and royalty revenue	17,387	22,820	(5,433)	(24)%
Co-development and research fees	3,970	2,392	1,578	66%
Revenues	$50,606	$54,723	$(4,117)	(8)%

Revenues decreased 8% or $4,117 in the nine months ended September 30, 2018 to $50,606 as compared to $54,723 in the nine months ended September 30, 2017. This decrease is driven primarily from decreases in license and royalty revenue, offset, in part, by higher co-development and research fees.

Manufacture and supply revenue decreased approximately 1% or $262 to $29,249 in the nine months ended September 30, 2018 as compared to $29,511 in the nine months ended September 30, 2017 primarily due to a one-time $2,000 flat fee earned in the 2017 period for certain manufacturing exclusivity rights.  Excluding this flat fee, manufacture and supply revenue increased 6% on higher Suboxone volume from $27,511 in the nine months ended September 30, 2017 to $29,249 in the nine months ended September 30, 2018.

License and royalty revenue decreased 24% or $5,433 to $17,387 in the nine months ended September 30, 2018 as compared to $22,820 in the nine months ended September 30, 2017. This decrease was primarily related to lower license fees related to Suboxone and APL-130277 (Apomorphine).  License fees totaled $16,500 in the 2018 period compared to $22,000 of license fees recognized in the 2017 period.  Suboxone related license fees were approximately even in the two periods and the decline was driven by the receipt of $5,000 in the 2017 period related to Apomorphine for which no amount was received in the comparable 2018 period.   Royalties increased modestly year-over-year on higher product sales volumes flowing through our partners’ sales and distribution channels. License fees are generally driven by transfers of rights, patent performance contingencies, specific FDA or other regulatory achievements, sales level achievements or other contingencies and milestones, and will likely fluctuate significantly from quarter-to-quarter.

Co-development and research fees increased 66% or $1,578 to $3,970 in the nine months ended September 30, 2018 as compared to $2,392 in the nine months ended September 30, 2017. The increase was driven by the timing of the achievement of research and development performance obligations on partnered products and related milestones and may fluctuate significantly quarter-to-quarter.

Expenses:

The following table sets forth our expense data for the periods indicated:

	Nine Months Ended September 30,		Change
	2018	2017	$	%
(In thousands, except %)
Manufacturing and supply	$16,201	$14,205	$1,996	14%
Research and development	17,429	15,862	1,567	10%
Selling, general and administrative	53,561	17,513	36,048	206%
Interest expense	5,809	5,737	72	1%
Interest income	(238)	-	238	NM
Other	5,276	309	4,967	NM

Manufacturing and supply costs and expenses increased 14% or $1,996 to $16,201 in the nine months ended September 30, 2018 as compared to $14,205 in the nine months ended September 30, 2017, driven primarily by an increase in volume, higher production costs and the $343 of compensation cost associated with the issuance of the non-voting common shares and related withholding taxes, which the Company elected to pay on behalf of the former performance unit holders and share based compensation of $34, offset in part by lower scrap costs period over period.

Research and development expenses increased 10% or $1,567 to $17,429 in the nine months ended September 30, 2018 as compared to $15,862 in the nine months ended September 30, 2017 primarily due to $2,184 of compensation cost associated with the issuance of the non-voting common shares and related withholding taxes and $194 of share-based compensation. These increases were offset in part by decreased project spend driven by the timing of clinical trial activities on our proprietary products in development.

Selling, general and administrative expenses increased 206% or $36,048 to $53,561 in the nine months ended September 30, 2018 as compared to $17,513 primarily due to $24,771 of compensation cost associated with the issuance of the non-voting common shares and related withholding taxes and $1,015 of share-based compensation expense. The remaining increase of $10,262 is a primary result of investments in our commercialization, branding and marketing capabilities in preparation for the expected launch of Libervant, Sympazan and AQST-117. These higher costs included personnel, external consultants and other resources that enabled us to establish the key commercial functions such as sales and marketing, market access and medical affairs. We also have added additional personnel and other external resources to prepare our company for the initial public offering and operations as a public company. Also contributing to this increase were higher costs incurred in the state anti-trust litigation and other patent related matters.

Interest expense increased 1% or $72 to $5,809 in the nine months ended September 30, 2018 as compared to $5,737 in the nine months ended September 30, 2017 primarily as a result of an increase in our indebtedness of $5,000 incurred on March 9, 2017, offset in part by lower discount and loan acquisition cost amortization associated with the extended debt principal payment dates.  Our interest expense is subject to increases based on one-month LIBOR.

Interest income increased to $238 in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 as a result of investing the net cash proceeds from our IPO in an interest-bearing account.

Other expenses per the table above increased in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, principally due to the change in fair value of warrants to $5,278 from $309.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in January 2004, we have incurred significant losses and as a result of our IPO as of September 30, 2018, we had net shareholders’ equity of $23,444. We have funded our operations primarily with equity and debt financings and milestone and royalty payments from our collaboration partners. Through September 30, 2018, we received net proceeds from debt and equity issuances of $189,083 as follows:

·	$50,000 from debt facilities further described below;

·	$75,599 from pre-IPO equity financings, with most of these proceeds received in 2008 and prior years and

·	$63,484 from our IPO and the underwriters exercising their over-allotment option

We generate revenue from collaborative partner products and related activities, but the costs to generate these revenues and the costs and expenses of our proprietary CNS and complex molecule development programs and related commercialization efforts have resulted in the deficit we have accumulated since our inception.

We had $63,982 in cash and cash equivalents as of September 30, 2018. We have no committed sources of capital and our borrowing capability under the Loan Agreement is fully drawn.

On July 27, 2018, we closed the IPO of 4,500,000 shares of common stock at an offering price of $15.00 per share. We received net proceeds of approximately $57,545, after deducting underwriting discounts, commissions, and offering related transaction costs of approximately $9,955. On August 15, 2018, the underwriters exercised their over-allotment option and the Company issued 425,727 at $15.00 per share.  The Company received additional net proceeds of approximately $5,939, after deducting underwriter discounts of approximately $447. The Company’s IPO produced total gross proceeds of approximately $73,885 and we received net proceeds of approximately $63,484, after deducting underwriter discounts and costs and expenses of the offering.

Credit Agreement and Guarantee

On August 16, 2016, we entered into a Credit Agreement and Guarantee with Perceptive Credit Opportunities Fund, which we amended on May 21, 2018, or, as so amended, the Loan Agreement. At closing, we borrowed $45,000 under the Loan Agreement and were permitted to borrow up to an additional $5,000 within one year of the closing date based on achievement of a defined milestone. In March 2017, we met our performance obligations under the terms of the Loan Agreement and received the remaining $5,000 available to us under the Loan Agreement. Proceeds under the Loan Agreement were used to repay an existing debt obligation of $37,500, with the balance available for general corporate purposes. The loan from Perceptive was originally scheduled to mature on August 16, 2020.

However, upon the consummation of our initial public offering, the maturity date was extended to December 16, 2020. The loan bears interest, payable monthly, at one-month LIBOR, currently approximately 2% plus 9.75%, subject to a minimum rate of 11.75%. The loan is interest-only through April 2019, as amended.

Additionally, pursuant to the Loan Agreement, commencing on May 31, 2019, seven monthly principal payments are due in the amount of $550. Thereafter, monthly principal payments in the amount of $750 are due through the maturity date (as extended), at which time the full amount of the remaining outstanding loan balance is due. Our tangible and intangible assets are subject to first priority liens to the extent of the outstanding debt. Other significant terms include financial covenants, change of control triggers and limitations on additional indebtedness, asset sales, acquisitions and dividend payments. The Loan Agreement contains certain financial covenants, which include (1) a minimum liquidity requirement pursuant to which we must maintain a monthly cash balance of $4,000 at all times and (2) a minimum revenue requirement pursuant to which on a quarterly basis (calculation date) we must maintain minimum revenues for the twelve consecutive trailing months ended prior to the calculation date. Further, under the Loan Agreement, as amended, we are permitted, subject to Perceptive’s consent, to monetize the royalty and fees derived from sales of certain Apomorphine products and, in connection with such monetization Perceptive has agreed to release liens related to these royalties and fees.

As of September 30, 2018, we were compliant with all financial and other covenants under the Loan Agreement.

In addition, upon the closing of our initial public offering, Perceptive received 863,400 shares of common stock issuable pursuant to the automatic exercise of warrants from APL’s ownership interest for a total exercise price of $116.

The Loan Agreement originally contained a requirement that we make a mandatory prepayment in the amount of 25% of the net cash proceeds to us upon consummation of our initial public offering; however, as amended, following consummation of our initial public offering, such requirement no longer applies.

Cash Flows

Nine Months Ended September 30, 2018 and 2017

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017:

(In thousands)	2018	2017
Net cash (used for) provided by operating activities	$(10,179)	$13,233
Net cash (used for) investing activities	(1,334)	(1,980)
Net cash provided by financing activities	58,116	4,981
Net increase in cash and cash equivalents	$46,603	$16,234

Net Cash (Used for) Provided by Operating Activities

Net cash used for operating activities for the nine months ended September 30, 2018 of $10,179 was due to a net loss of $47,432, changes in working capital of $461 offset in part by $37,714 of non-cash charges, primarily derived by $28,541 of share-based compensation which included $27,298 related to the termination of the Company’s performance unit plans in the second quarter of 2018 and $1,243 of share-based compensation expense recorded in the second and third quarters of 2018, $5,278 related to change in the fair value of the Perceptive warrants and $3,895 related to other changes such as depreciation, amortization and amortization of debt issuance costs. Net cash provided by operating activities for the nine months ended September 30, 2017 of $13,233 was due to net income of $1,097, changes in working capital of $7,534 and non-cash charges of $4,602 which included primarily included depreciation, amortization and amortization of debt issuance costs.

Net Cash (Used for) Investing Activities

Net cash used in investing activities was $1,334 for the nine months ended September 30, 2018 compared to $1,980 for the nine months ended September 30, 2017. The decrease in net cash used for investing activities was primarily attributable to timing of capital expenditures for property and equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $58,116 for the nine months ended September 30, 2018 compared to cash provided by financing activities of $4,981 for the nine months ended September 30, 2017.  The cash provided in 2018 was a result of $68,714 of proceeds received from our initial offering of common stock offset in part by $4,695 in transaction costs paid as part of our initial public offering and $5,903 related to the payment of withholding taxes associated with the share-based compensation recorded during the second and third quarters of 2018.  Net cash provided by financing activities was $4,981 for the nine months ended September 30, 2017, which was a result of $5,000 of debt proceeds received in 2017 from an additional draw under the Loan Agreement.

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

The key assumptions underlying this assessment include:

•	the costs necessary to successfully complete our development efforts of our proprietary product candidates;

•	continued revenue from our partnered products at levels similar to or above recent years’ results;

•	the levels and timing of revenues and costs to commercialize our late stage CNS product candidates; and

•	the infrastructure costs to support being a public company.

We have no committed sources of additional capital. We may attempt to raise additional capital due to favorable market conditions or other strategic considerations even if we have sufficient funds for planned operations. Until we become profitable, if ever, we may need to raise additional capital in the future to further the development and commercialization of our epilepsy products, Libervant and Sympazan, our ALS product, AQST-117, and our other product candidates. We may seek to obtain additional financing in the future through monetization of royalty streams on collaborative partner products APL-130277 and others, the issuance of our common stock, through other public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan and cause us to delay or curtail our operations until such funding is received. To the extent that we raise additional funds by issuance of equity securities, our stockholders may experience dilution, and debt financings, if available, may involve restrictive covenants or may otherwise constrain our financial flexibility. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us. In addition, payments made by potential collaborators or licensors generally will depend upon our achievement of negotiated development and regulatory milestones. Failure to achieve these milestones may impair our future liquidity and capital position.

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

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest expense from fluctuations in one-month LIBOR associated with the Loan Agreement. For each 1% increase in one-month LIBOR in excess of 2%, our annual interest expense would increase by approximately $500,000.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of September 30, 2018 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2018, were effective for the purposes stated above.

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

Patent-Related Litigation

Beginning in August 2013, we were informed of ANDA filings in the United States by Watson Laboratories, Inc. (now Actavis Laboratories, Inc., or Actavis), Par Pharmaceutical, Inc., or Par, Alvogen Pine Brook, Inc., or Alvogen, Teva Pharmaceuticals USA, Inc., or Teva, Sandoz Inc., or Sandoz, and Mylan Technologies Inc. or Mylan, for the approval by the FDA of generic versions of Suboxone Sublingual Film in the United States. We filed patent infringement lawsuits against all six generic companies in the U.S. District Court for the District of Delaware. Of these, cases against three of the six generic companies have been resolved.

•
Sandoz. By court order in August 2016, our ANDA patent litigation case against Sandoz has been dismissed without prejudice for lack of subject matter jurisdiction because Sandoz is no longer pursuing a Paragraph IV certification for its proposed generic version of Suboxone Sublingual Film, and therefore is no longer challenging the validity or infringement of our Orange Book-listed patents.

•	Mylan. The case against Mylan was settled and the Court signed a Consent Judgment in September 2017 disposing of the entire case.

•	Par. All cases against Par were resolved pursuant to a May 2018 settlement agreement between us, Indivior, and Par and certain of its affiliates.

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

On January 13, 2017, we also sued BDSI asserting infringement of the ’167 patent by BDSI’s Belbuca product. The case was originally filed in the U.S. District Court for the District of New Jersey and was later transferred to the U.S. District Court for the District of Delaware by agreement of the parties.  On October 16, 2018, the Delaware Court issued an order transferring the case to the U.S. Court District for the Eastern District of North Carolina.

On November 28, 2016, after the PTAB issued its final written decisions finding that the ’167 patent was not unpatentable in IPR2015-00165, IPR2015-00168 and IPR2015-00169, BDSI filed a notice of appeal of those decisions to the U.S. Court of Appeals for the Federal Circuit. The case was fully briefed, and the Court heard oral arguments on February 9, 2018. On June 19, 2018, BDSI filed a motion to terminate and remand the appeal, which the Company opposed. On July 31, 2018, the Federal Circuit granted motion, vacating the PTAB’s decisions and remanding for further proceedings before the PTAB.  The review proceedings remain pending before the PTAB.

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

On June 14, 2018, Dr. Reddy’s notified the U.S. District Court for the District of New Jersey that the FDA had granted final approval of its ANDAs and that it had launched generic versions of Suboxone Sublingual Film.  The Company and Indivior filed a motion for a preliminary injunction and a request for a temporary restraining order, and the Court granted the request on June 15, 2018 enjoining and restraining Dr. Reddy’s from offering for sale, selling or importing its generic versions of Suboxone Sublingual Film.  On July 13, 2018, the Court granted the preliminary injunction, which enjoins Dr. Reddy’s from launching a generic version of Suboxone during the pendency of the litigation and until further order from the Court.  Dr. Reddy’s appealed the preliminary injunction ruling to the Federal Court.  Dr. Reddy’s also requested a stay of the injunction pending appeal which the Company and Indivior opposed.  Both the District Judge and the Federal Court denied Dr. Reddy’s request for a stay.    The Federal Circuit heard oral argument on the appeal on October 4, 2018 but has not yet issued its opinion.

Antitrust Litigation

On September 22, 2016, forty-one states and the District of Columbia, or the States, brought suit against Indivior and us in the U.S. District Court for the Eastern District of Pennsylvania, alleging violations of federal and state antitrust statutes and state unfair trade and consumer protection laws relating to Indivior’s launch of Suboxone Sublingual Film in 2010. After filing, the case was consolidated for pre-trial purposes with the In re Suboxone (Buprenorphine Hydrochloride and Naloxone) Antitrust Litigation, MDL No. 2445, or the Suboxone MDL, a multidistrict litigation relating to putative class actions on behalf of various private plaintiffs against Indivior relating to its launch of Suboxone Sublingual Film. While we were not named as a defendant in the original Suboxone MDL cases, the action brought by the States alleges that we participated in an antitrust conspiracy with Indivior in connection with Indivior’s launch of Suboxone Sublingual Film and engaged in related conduct in violation of federal and state antitrust law. We moved to dismiss the States’ conspiracy claims, and by order dated October 30, 2017, the Court denied our motion to dismiss. We filed an answer denying the States’ claims on November 20, 2017. The fact discovery period closed July 27, 2018, but the parties agreed to conduct certain fact depositions in August 2018.  The case is proceeding to expert discovery, which is scheduled to close May 3, 2019.

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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We have previously been the target of a phishing attack that resulted in unauthorized access to email. While our systems have been secured and strengthened, there can be no assurance that we will not experience cyber-attacks in the future, suffer indirect consequences from a cyber-attack on a third party, or fail to anticipate, identify or offset such threats of potential cyber-attacks or security breaches in a timely manner. This is especially so in light of the nature of cyber-attack techniques, which change frequently, can be difficult to detect for extended periods of time and often are not recognized until after they succeed. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our product development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of product development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs and the development of our product candidates could be delayed.

As of the date of this Quarterly Report on Form 10Q, there have been no material changes during the three months ended September 30, 2018 to the risk factors discussed in our prospectus dated July 24, 2018, filed with the SEC, pursuant to Rule 424(b) under the Securities Act except as set forth above.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Use of Proceeds

On July 27, 2018, we completed the initial public offering (the “IPO”) of 4,500,000 shares of our common stock at an offering price to the public of $15.00. The shares were registered under the Securities Act (Registration Nos. 333-225924 and 333-226326), on a registration statement on Form S-1, which was declared effective by the SEC, on July 24, 2018 (the “Form S-1”). From the effective date of the Form S-1 through September 30, 2018, we have used the proceeds from the IPO as described in our final prospectus filed with the SEC on July 25, 2018, pursuant to Rule 424(b) of the Securities Act.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits Index

Exhibit Number		Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Aquestive Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Aquestive Therapeutics, Inc. on July 27, 2018.).

3.2		Amended and Restated Bylaws of Aquestive Therapeutics, Inc. (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 (Filed 333-225924)).
10.1	+	Aquestive Therapeutics, Inc., 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-225924)).
10.2	+	Aquestive Therapeutics, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-225924)).
10.3	+
Employment Agreement dated July 9, 2018, by and between Aquestive Therapeutics, Inc., LLC and A. Mark Schobel (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-225924)).

10.4	+	Employment Agreement dated September 10, 2018, by and between Aquestive Therapeutics, Inc., LLC and Lori J. Braender.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
101.INS		XBRL Instance Document (filed herewith)
101.SCH		XBRL Taxonomy Extension Schema (filed herewith)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF		XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB		XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

+Indicates compensatory plan or management contract.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Somerset, State of New Jersey.

Aquestive Therapeutics, Inc.
(REGISTRANT)

/s/ Keith J. Kendall
Dated:	November 6, 2018	Keith J. Kendall
President and Chief Executive Officer
(Principal Executive Officer)
/s/ John T. Maxwell
Dated:	November 6, 2018	John T. Maxwell
Chief Financial Officer
(Principal Financial Officer)