Form 10-Q
period 2020-06-30
Aquestive Therapeutics, Inc.
filed 2020-08-04
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of outstanding shares of the registrant’s common stock, par value of $0.001 per share, as of the close of business on July 31, 2020 was 33,619,796

AQUESTIVE THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$25,422	$49,326
Trade and other receivables, net	12,891	13,130
Inventories, net	3,173	2,859
Prepaid expenses and other current assets	2,423	2,999
Total current assets	43,909	68,314
Property and equipment, net	8,457	9,726
Right-of-use assets, net	3,764	—
Intangible assets, net and other assets	7,416	439
Total assets	$63,546	$78,479

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$13,390	$17,749
Lease liabilities, current	689	—
Deferred revenue, current	803	806
Total current liabilities	14,882	18,555
Loans payable, net	61,505	60,338
Lease liabilities	3,240	—
Deferred revenue, net of current portion	3,867	4,348
Asset retirement obligations	1,440	1,360
Total liabilities	84,934	84,601
Contingencies (note 18)

Stockholders’ deficit:
Common stock, $.001 par value. Authorized 250,000,000 shares; 33,616,601 and 33,562,885 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	34	34
Additional paid-in capital	127,916	124,318
Accumulated deficit	(149,338)	(130,474)
Total stockholders’ deficit	(21,388)	(6,122)
Total liabilities and stockholders’ deficit	$63,546	$78,479

See accompanying notes to the condensed consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$21,675	$11,129	$30,440	$23,772
Costs and expenses:
Manufacture and supply	3,539	5,420	7,198	8,926
Research and development	3,847	8,151	8,201	12,454
Selling, general and administrative	13,894	16,246	28,507	34,154
Total costs and expenses	21,280	29,817	43,906	55,534
Income/(loss) from operations	395	(18,688)	(13,466)	(31,762)
Other income/(expenses):
Interest expense	(2,747)	(1,937)	(5,518)	(3,863)
Interest income	18	153	120	427
Net loss before income taxes	(2,334)	(20,472)	(18,864)	(35,198)
Income taxes	-	-	-	-
Net loss	$(2,334)	$(20,472)	$(18,864)	$(35,198)
Comprehensive loss	$(2,334)	$(20,472)	$(18,864)	$(35,198)

Net loss per share - basic and diluted	$(0.07)	$(0.82)	$(0.56)	$(1.41)
Weighted-average number of common shares outstanding - basic and diluted	33,589,174	24,980,861	33,579,434	24,972,280

See accompanying notes to the condensed consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity/Deficit

For the periods ended June 30, 2020:
Balance at January 1, 2020	33,562,885	$34	$124,318	$(130,474)	$(6,122)
Share-based compensation	19,811	-	1,823	-	1,823
Net loss	-	-	-	(16,530)	(16,530)
Balance at March 31, 2020	33,582,696	34	126,141	(147,004)	(20,829)
Shares issued under employee stock purchase plan	14,961	-	73	-	73
Share-based compensation	18,944	-	1,702	-	1,702
Net loss	-	-	-	(2,334)	(2,334)
Balance at, June 30, 2020	33,616,601	$34	$127,916	$(149,338)	$(21,388)

For the periods ended June 30, 2019:
Balance at January 1, 2019	24,957,309	$25	$71,431	$(61,376)	$10,080
Adoption of ASU 2014-09, ASU 2018-07 (Note 3C)	-	-	20	(2,852)	(2,832)
Share-based compensation	17,830	-	1,422	-	1,422
Net loss	-	-	-	(14,726)	(14,726)
Balance at March 31, 2019	24,975,139	25	72,873	(78,954)	(6,056)
Shares issued under employee stock purchase plan	31,393	-	132	-	132
Share-based compensation	16,128	-	1,739	-	1,739
Net loss	-	-	-	(20,472)	(20,472)
Balance at, June 30, 2019	25,022,660	$25	$74,744	$(99,426)	$(24,657)

See accompanying notes to the condensed consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows used for operating activities:
Net loss	$(18,864)	$(35,198)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,684	1,543
Share-based compensation	3,625	3,330
Amortization of debt issuance costs and discounts	1,167	781
All other non-cash expenses	(139)	520
Changes in operating assets and liabilities:
Trade and other receivables	354	(3,684)
Inventories, net	(314)	794
Prepaid expenses and other assets	(6,426)	(416)
Accounts payable and accrued expenses	(4,237)	(1,829)
Deferred revenue	(484)	(687)
Net cash used for operating activities	(23,634)	(34,846)
Cash flows used for investing activities:
Capital expenditures	(243)	(486)
Net cash used for investing activities	(243)	(486)
Cash flows used for financing activities:
Proceeds from shares issued under employee stock purchase plan	62	112
Debt repayment	-	(550)
Payments for taxes on share-based compensation	(89)	(2.664)
Net cash used for financing activities	(27)	(3,102)
Net decrease in cash and cash equivalents	(23,904)	(38,434)
Cash and cash equivalents:
Beginning of period	49,326	60,599
End of period	$25,422	$22,165

Supplemental disclosures of cash flow information:
Cash payments for interest	$4,375	$2,577
Net (decrease) in capital expenditures included in accounts payable and accrued expenses	(99)	(313)
Net increase in financing costs included in accounts payable and accrued expenses	-	150

See accompanying notes to the condensed consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share information)

Note 1.  Corporate Organization and Company Overview

(A) Company Overview

Aquestive Therapeutics, Inc. (“Aquestive” or the “Company”) is a pharmaceutical company focused on identifying, developing and commercializing differentiated products that address patients’ unmet medical needs and solve therapeutic problems.  The Company has a commercial proprietary product pipeline focused on the treatment of diseases of the central nervous system, or CNS, and other unmet needs, and is developing orally administered complex molecules as alternatives to more invasive therapies. Aquestive is pursuing its business objectives through both in-licensing and out-licensing arrangements, as well as the commercialization of its own products. Production facilities are located in Portage, Indiana, and corporate headquarters, sales and commercialization operations and primary research laboratory facilities are based in Warren, New Jersey. The Company’s major customer and primary commercialization licensee has global operations headquartered in the United Kingdom with principal operations in the United States; other customers are principally located in the United States.

Aquestive is subject to risks common to companies in similar industries and stages of development, including, but not limited to, competition from larger companies, reliance on revenue from a limited number of products and customers, adequacy of existing and availability of additional operating and growth capital as and when required, uncertainty of regulatory approval for marketing its product candidates, reliance on a single manufacturing site, new technological innovations, dependence on key personnel, reliance on third-party service providers and sole source suppliers, dependence on patent-protected proprietary technology, ongoing government regulatory compliance requirements, dependence on the clinical and commercial success of its drug candidates, and uncertainty of broad adoption of its approved products, if any, by physicians and consumers.  Aquestive is also subject to risks and uncertainties associated with the COVID-19 pandemic. See Note 4. Risks and Uncertainties for further discussion related to COVID-19.

(B) Equity Transaction

Equity Offering of Common Stock

      On December 17, 2019, Aquestive received net proceeds of $37,835 after deducting underwriting discounts of $2,415 for the sale of 8,050,000 shares of common stock in a public offering.  Professional fees and other costs of this offering totaled $540, in addition to the underwriting discounts.

Note 2.  Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X for interim financial reporting. In compliance with those rules, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2020 (the “2019 Annual Report on Form 10-K”). As included herein, the condensed consolidated balance sheet at December 31, 2019 is derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results of interim periods have been included. The accompanying financial statements reflect certain reclassifications from previously issued financial statements to conform to the current presentation. The Company has evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited condensed financial statements.

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

Recently Adopted Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board issued ASU, 2016-02, Leases (Topic 842), and issued amendments in July 2018 provided by ASU 2018-10. This ASU, as amended, requires lessees to recognize lease assets, termed “right-of-use assets” and related lease liabilities on the balance sheet that had previously been classified as operating leases under prior authoritative guidance. For income statement purposes, leases are now required to be classified as either operating or financing leases under a dual model similar to that specified by ASC 840. Operating leases continue to result in straight-line expense while financing leases result in a front-loaded expense pattern in a manner similar to recognition of capital lease expenses under ASC 840.

The Company adopted and applied ASU 2016-02 on January 1, 2020 using the modified retrospective transition provisions of ASC 842 to leases in effect as of that date of adoption, and recorded right-of-use assets totaling $4,048 and lease liabilities as adjusted for accrued lease payments, in the amount of $4,224 based on an estimated incremental borrowing rate of 16.9%, representing the present value of remaining minimum lease payments. The assets and liabilities thus recorded were primarily those related to the Company’s leased plant, laboratory and corporate administrative facilities. The Company elected to apply the ASU-specified practical expedients and accordingly did not re-assess (i) whether its contracts contained a lease under the new definition of a lease, (ii) the classification of those leases, and (iii) initial direct costs of existing leases. In addition, the Company elected not to apply the hindsight expedient in the assessment of lease renewals and resultant term of leases. The Company also elected not to recognize a right-of-use asset and lease liability for those leases with a remaining lease term of 12 months or less. The adoption of ASU 2016-02 did not require a cumulative-effect adjustment to the opening balance of the accumulated deficit at the time of adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and subsequently issued a number of amendments to this update.  The new standard, as amended in Accounting Standards Codification, or ASC 606, provides a single comprehensive model to be used in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance. The standard’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard effective January 1, 2019.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, providing guidance on the classification of certain cash receipts and payments in the statement of cash flows intended to reduce diversity in practice, including cash flows related to debt prepayment or extinguishment costs and contingent consideration that may be paid following a business combination. The Company adopted this new guidance on January 1, 2020 without material impact on its condensed consolidated financial position or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework. The purpose of the update is to improve the effectiveness of the fair value measurement disclosures that allows for clear communication of information that is most important to the users of financial statements. There were certain required disclosures that have been removed or modified. In addition, the update added the following disclosures: (i) changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this new guidance on January 1, 2020 without material impact on its condensed consolidated financial position or results of operations.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer for a promised good or service that is distinct within the collaborative arrangement. The guidance also precludes entities from presenting amounts related to transactions with a collaborative arrangement participant that is not a customer as revenue, unless those transactions are directly related to third-party sales. The Company adopted this new guidance on January 1, 2020 without material impact on its condensed consolidated financial position or results of operations.

Recent Accounting Pronouncements Not Adopted as of June 30, 2020:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), amending existing guidance on the accounting for credit losses on financial instruments within its scope. The guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The new guidance is effective for the Company beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update provides guidance distinguishing between capitalizable service contract implementation costs and contract costs required to be expensed. In addition, the update requires that the term of the hosting arrangement is to include the non-cancelable period of the arrangement plus periods covered by (i) an option to extend the arrangement if the customer is reasonably certain to exercise that option; (ii) an option to terminate the arrangement if the customer is reasonably certain not to exercise the termination option and (iii) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor. This standard will become effective for the Company beginning January 1, 2021. The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of ASU 2018-15 on its consolidated financial statements.

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

Note 4.  Risks and Uncertainties

The Company’s cash requirements for 2020 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of June 30, 2020, working capital (current assets minus current liabilities) totaled $29,027, which included $25,422 of cash and cash equivalents.

As of June 30, 2020, Aquestive has experienced a history of net losses and the Company’s accumulated deficits totaled $149,338, which have been partially funded by profits from manufacture and supply operations, licensing revenues and certain other services, with the balance of the related funding requirements met by the Company’s equity and debt offerings including its 12.5% Senior Secured Notes due 2025. In 2019, the Company raised funding totaling $52,226, consisting of net proceeds of $13,110 from the refinancing of its debt in July 2019, $37,295 from the public offering of 8,050,000 common shares in December 2019, and $1,821 from the exercise of warrants issued in connection with the aforementioned debt refinancing.

The characteristics described above provide indications that the Company’s ability to execute its near-term business objectives and achieve profitability over the longer term cannot be assured. Further, management views the impact of COVID-19 on the economy, its industry, its customers and suppliers and its own operations as continuing to rapidly evolve, the future effects of which continue to be highly uncertain and unpredictable.  Due to current or future interruptions and possible disruptions in health services, operations of the United States Food and Drug Administration (“FDA”), freight and other transportation services, supply, manufacturing, workforce health, availability of acceptable capital, financial and asset monetization markets, and availability of essential human and business requirements, and unforeseeable financial difficulties of the Company’s customers or vendors, the severity, rapidity of the spread, and the duration of the COVID-19 pandemic may be expected to negatively affect a great number of businesses across various industries, including Aquestive. The Company may experience financial and operational adversity in such areas as pre-clinical, clinical trials, regulatory review and approval of various product candidates, customer demand for products and services, customers’ ability to pay for goods and services, supply of pharmaceutical ingredients and other raw materials from approved vendors, ongoing availability of an appropriate labor force and skilled professionals, and additional capital or other funding from capital, financial or monetization markets.

Subject to and absent any material adverse effect of these and other possible COVID-19 effects, the Company expects that its anticipated revenues from licensed and proprietary products, cash on hand, expense management initiatives, additional debt financing under our existing debt arrangement (subject to satisfaction of all conditions to and requirements for further issuances of our Senior Secured Notes), and access to equity markets, including under its shelf registration statement, would be adequate to meet expected operating, investing, and financing needs for the next twelve months. To the extent additional funds are necessary to meet operating needs as the Company continues to execute its business strategy, management believes that additional funding requirements would be obtained through access to appropriate financial markets for a potential monetization of certain revenue streams for its out-licensed apomorphine product (KYNMOBI™) (subject to all conditions under Senior Secured Notes and acceptable market conditions, timing, structure and terms), and  availability of debt or equity financings, or a combination of these potential sources of funds, although management can provide no assurance that these sources of funding will be available on reasonable terms, if at all. In addition, the Company may be required to utilize available financial resources sooner than expected.  Management has based its expectation on assumptions that could change or prove to be inaccurate, either due to the impact of COVID-19 or to unrelated factors including factors arising in the capital markets, asset monetization markets, regulatory approval process, regulatory oversight and other factors.

Note 5.  Revenues and Trade Receivables, Net

Revenue from Contracts with Customers

Revenues to date have been earned from the Company’s manufactured products made to order for licensees, including Suboxone® and Zuplenz®, as well as revenue from its self-developed, self-commercialized proprietary product, Sympazan®.  Revenues are also earned from its product development services provided under contracts with customers.  These activities generate revenues in four primary categories: manufacturing and supply revenue, co-development and research fees, license and royalty revenue, and proprietary product sales, net.

Revenue Recognition and Performance Obligations

Aquestive recognizes revenue pursuant to the five-step model embodied in ASC 606, Revenue from Contracts with Customers, to reflect amounts expected to be collectible in exchange for the transfer of contractually promised goods or services to its customers, as discussed in additional detail in the Company’s 2019 Annual Report on Form 10-K   Accordingly, contractually promised goods or services are assessed at contract inception to identify those that constitute distinct performance obligations. Contract revenues are allocated to those distinct performance obligations based on estimated standalone values or expected values, and these allocated revenues are recognized at the point in time, or over the period of time, that those distinct obligations are satisfied. The Company’s performance obligations consist primarily of transferring control of goods, services or intellectual property that are identified in the contracts, purchase orders or invoices. Variable, or contingent, revenues which may become due from customers, such as milestone payments due upon acceptance of a regulatory filing, regulatory approval, or sales-based milestone payments, are not recognized until contingencies are met in order to fix the customer’s obligation to meet its contractual payment commitment, thereby reducing any significant probability of a revenue reversal.

Manufacture and supply revenue – includes revenue from products manufactured exclusively for specific customers according to their strictly-defined specifications. These products are not manufactured for inventory, have no alternative use and are required to pass specified quality control inspections.  The Company’s single performance obligation pursuant to these arrangements is to provide manufactured product of appropriate quality. Accordingly, revenue, net of available discounts, is recognized and the Company is entitled to receive payments at the point in time when quality control requirements are satisfied.

Proprietary product sales, net - the Company’s performance obligation with respect to its proprietary product sales is satisfied at a point in time coinciding with delivery and transfer of control of the product to its customers. Revenue is recognized at this point in time given that the Company has no ongoing performance obligations, the customer has legal title and physical possession of the asset and has assumed all significant risks and rewards of ownership, and the Company has a current right to receive payment. These revenues are subject to payment discounts, wholesaler service fees, volume and prompt payment discounts, rebates and other chargebacks, which are estimated at the time the revenue is recorded and concurrently booked. Once all related variable considerations are resolved and uncertainties as to collectible amounts are eliminated, estimates are adjusted to actual allowance amounts. Provisions for these estimated amounts are reviewed and adjusted on no less than a quarterly basis.

License and royalty revenues – the Company may realize revenue from functional or from symbolic licenses. For functional licenses that do not require further development or other ongoing activities by the Company, the customer is viewed as acquiring the right to use the license as, and when, transferred and revenues are generally recorded at a point in time, subject to contingencies or constraints, if any. For symbolic licenses providing substantial value only in conjunction with other performance obligations to be provided by the Company, such as manufactured products or development services, revenues are generally recorded over the term of the license agreement. Payments received in excess of amounts earned are deferred and recognized over the term of the license or as contingencies or other performance obligations are met. Royalty revenues are estimated based on the provisions of contracts with customers and recognized in the same period that the royalty-based products are sold to the Company’s strategic partners, as all royalties are directly attributable to the Company’s manufacturing activities, and are therefore recognizable at the same time the manufacturing revenue is recognizable.

Co-development and research fees – this revenue is recorded over time based upon the progress of services provided in order to complete the specific performance obligation identified in the related development or feasibility services agreement. Invoicing occurs as specified in related agreements and may, or may not, coincide with completion of underlying performance obligations and therefore may give rise to contract assets when the value of services completed exceeds amounts that may be invoiced to the customer. Alternatively, in instances in which the customer has made payments in advance of completion of the underlying performance obligations, deferred revenues result that may only be recognized upon completion of those obligations. The Company does not recognize revenue associated with any milestone or performance obligation until there is not a significant probability of a revenue reversal.

Revenues from the sale of products and services and the subsequent related payments are evidenced by a contract with the customer, which includes all relevant terms of sale. For manufacturing and supply and proprietary product sales, invoices are generally issued upon the transfer of control and co-development and research revenue is typically invoiced based on the contractual payment schedule, or upon completion of the service. Invoices are typically payable 30 to 60 days after the invoice date, however some payment terms may reach 75 days depending on the customer. The Company performs a review of each specific customer’s creditworthiness and ability to pay prior to acceptance as a customer. Further, the Company performs periodic reviews of its customers’ creditworthiness prospectively.

Contract Assets

In limited situations, certain customer contractual payment terms provide for invoicing in arrears. Accordingly, some, or all  performance obligations may be completely satisfied before the customer may be invoiced under such agreements.  In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Condensed Consolidated Balance Sheet. As of June 30, 2020, and December 31, 2019, such current and non-current contract assets were $8,503 and $4,363, respectively, consisting primarily of completed but unshipped products manufactured to specific order by certain licensees.

Contract Liabilities

In other limited situations, certain customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Condensed Consolidated Balance Sheet. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of June 30, 2020, and December 31, 2019, such contract liabilities were $4,670 and $5,154, respectively.

The Company’s revenues were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Manufacture and supply revenue	$7,259	$8,915	$14,175	$15,584
License and royalty revenue	12,928	424	13,354	5,046
Co-development and research fees	266	1,019	529	1,789
Proprietary product sales, net	1,222	771	2,382	1,353
Total revenues	$21,675	$11,129	$30,440	$23,772

Disaggregation of Revenue

The following table provides disaggregated net revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$21,423	$10,267	$28,929	$22,661
Ex-United States	252	862	1,511	1,111
Total revenues	$21,675	$11,129	$30,440	$23,772

Non-United States revenues are derived primarily from products manufactured for the Australian and Malaysian markets.

Trade and other receivables, net consist of the following:

	June 30, 2020	December 31, 2019

Trade receivables	$11,808	$9,094
Contract and other receivables	1,452	4,363
Less: allowance for bad debts	(64)	(124)
Less: sales-related allowances	(305)	(203)
Trade and other receivables, net	$12,891	$13,130

The current portion of contract and other receivables totaled $1,452 and $4,363 as of June 30, 2020 and December 31, 2019, respectively. The June 30, 2020 balance is comprised  primarily of $1,000 of minimum royalty revenue due from a licensee and the remaining balance represents reimbursable costs incurred on behalf of customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services. The December 31, 2019 balance represents reimbursable costs incurred on behalf of customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services.  Sales-related allowances for both periods presented are estimated in relation to revenues recognized for sales of Sympazan.

The following table presents the changes in the allowance for bad debt:

	June 30, 2020	December 31, 2019

Allowance for doubtful accounts at beginning of year	$124	$58
Reversals/additions charged to bad debt expense	(60)	66
Write-downs charged against the allowance	—	—
Allowance for doubtful accounts at end of the period	$64	$124

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

The following table provides a summary of activity with respect to sales related allowances and accruals for the six months ended June 30, 2020:

Total Sales Related Allowances and Accruals

Balance at December 31, 2019	$1,377
Provision	2,438
Payments / credits	(2,111)
Balance at June 30, 2020	$1,704

Total reductions of gross product sales from sales-related allowances and accruals were $2,438 for the six months ended June 30, 2020.  Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction to trade receivables and accruals for wholesaler fees, co-pay cards and rebates as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and Accounts payable and accrued expenses were $305 and $1,399, respectively, at June 30, 2020 and $203 and $1,174, respectively, at December 31, 2019.

Concentration of Major Customers

Customers are considered major customers when sales exceed 10% of total net sales for the period or outstanding receivable balances exceed 10% of total receivables. For the year ended at December 31, 2019, Indivior, Inc. (“Indivior”) provided 86% of the total revenues for the period, and as of that date, the Company’s outstanding receivable balance from Indivior represented approximately 80% of gross receivables. For the six months ended June 30, 2020, there were two customers exceeding the 10% thresholds. Revenues provided by Indivior and Sunovion Pharmaceuticals, Inc. (“Sunovion”) represented approximately 48% and 39%, respectively of total revenue for the six months ended June 30, 2020, and outstanding accounts receivable due from Indivior and Sunovion represented approximately 40% and 38%, respectively of gross receivables.

Note 6.  Material Agreements

Commercial Exploitation Agreement with Indivior

In August 2008, the Company entered into a Commercial Exploitation Agreement with Reckitt Benckiser Pharmaceuticals, Inc.  (with subsequent amendments collectively, the “Indivior License Agreement”). Reckitt Benckiser Pharmaceuticals, Inc. was later succeeded to in interest by Indivior, Inc.  Pursuant to the Indivior License Agreement, the Company agreed to manufacture and supply Indivior’s requirements for Suboxone, a sublingual film formulation, both inside and outside the United States on an exclusive basis.

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

The Indivior License Agreement contains customary contractual termination provisions, including with respect to a filing for bankruptcy or corporate dissolution, an invalidation of the intellectual property surrounding Suboxone, and commission of a material breach of the Indivior License Agreement by either party. Additionally, Indivior may terminate the Indivior License Agreement if the FDA or other applicable regulatory authority declares the Company’s manufacturing site to no longer be suitable for the manufacture of Suboxone or Suboxone is no longer suitable to be manufactured due to health or safety reasons. The initial term of the Indivior License Agreement was seven years from the commencement date. Thereafter, the Indivior License Agreement automatically renews for successive one-year periods, unless either party provides the other with written notice of its intent not to renew at least one year prior to the expiration of the initial or renewal term.

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

License Agreement with Sunovion Pharmaceuticals, Inc.

On April 1, 2016, the Company entered into a license agreement with Cynapsus Therapeutics Inc. (which was later succeeded to in interest by Sunovion Pharmaceuticals, Inc.,), referred to as the Sunovion License Agreement, pursuant to which Sunovion obtained an exclusive, worldwide license (with the right to sub-license) to certain intellectual property, including existing and future patents and patent applications, covering all oral films containing apomorphine for the treatment of off episodes in Parkinson’s disease patients. The FDA granted approval of Kynmobi on May 21, 2020, as anticipated. This approval has triggered Sunovion’s obligation to remit a payment of $4,000  (the “FDA Approval Milestone Payment”) due on the earlier of: (a) the first day of product availability at a pharmacy in the United States; or (b) within six months of the FDA approval. This amount is included in Trade and other receivables as of June 30, 2020 and in the License and royalty revenues for the three- and six-months ended June 30, 2020.

In consideration for the rights granted to Sunovion under the Sunovion License Agreement, the Company received aggregate payments totaling $18,000 to date. In addition to the upfront payment of $5,000, the Company also earned an aggregate of $17,000 in connection with specified regulatory and development milestones in the United States and Europe (the “Initial Milestone Payments”), of which $13,000has been received by the Company. No payments were received under the Sunovion License Agreement during the three- and six-month period ended June 30, 2020.  The Company is also entitled to receive certain contingent one-time milestone payments related to product availability and regulatory approval in the United States and Europe, certain one-time milestone payments based on the achievement of specific annual net sales thresholds of Kynmobi, and ongoing mid-single digit percentage royalty payments related to the net sales of Kynmobi (subject to reduction to low-single digit percentage royalty payments in certain circumstances), subject to certain minimum payments. The maximum aggregate milestone payments that may be paid to the Company pursuant to the Sunovion License Agreement is equal to $45,000. With the exception of the Initial Milestone Payments and the FDA Approval Milestone Payment, there can be no guarantee that any such milestones will in fact be met or that additional milestone payments will be payable. There is a minimum guaranteed royalty of $1,000 for each of the next eight years.  As of June 30, 2020, the Company recorded minimum royalty receivables of $8,000 in aggregate, of which $1,000 is included in Trade and other receivables and $7,000 is included in Intangibles, net and other assets. The Company recognized $8,000 in royalty revenue which is recorded in License and royalty revenues for the three- and six- months ended June 30, 2020.

Effective March 16, 2020, the Company entered into a first amendment (the “Amendment”) to the Sunovion License Agreement. The Amendment was entered into for the primary purpose of amending the Sunovion License Agreement as follows: (i) including the United Kingdom and any other country currently in the European Union (EU) which later withdraws as a member country in the EU for purpose of determining the satisfaction of the condition triggering the obligation to pay the third milestone due under the Sunovion License Agreement, (ii) extending the date after which Sunovion has the right to terminate the Sunovion License Agreement for convenience from December 31, 2024 to March 31, 2028, (iii) modifying the date the first minimum annual royalty is due to be paid by Sunovion to the Company from January 1, 2020 to April 1, 2020, and (iv) modifying the termination provisions to reflect the Company’s waiver of the right to terminate the Sunovion License Agreement in the event that Kynmobi was not commercialized by January 1, 2020.  This Sunovion License Agreement will continue until terminated by Sunovion in accordance with the termination provisions of the Amendment to the Sunovion License Agreement.  The Sunovion License Agreement continues (on a country-by-country basis) until the expiration of all applicable licensed patents. Upon termination of the Sunovion License Agreement, all rights to intellectual property granted to Sunovion to develop and commercialize products will revert to the Company and Sunovion must continue to pay royalties to the Company on each sale of Sunovion's remaining inventory of products commercialized by Sunovion which include apomorphine as their API.

Agreement to Terminate CLA with KemPharm

In March 2012, the Company entered into an agreement with KemPharm, Inc. (“KemPharm”) to terminate a Collaboration and License Agreement entered into by the Company and KemPharm in April 2011. Under this termination arrangement, the Company has the right to participate in any and all value that KemPharm may derive from the commercialization or any other monetization of KemPharm’s KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving KemPharm and collaborations, royalty arrangements, or other transactions from which KemPharm may realize value from these compounds. During September 2019, the Company received $1,000 from its 10% share of milestone payments paid to KemPharm under its licensing of KP-415 and KP-484 to a third party.  The Company has also received a payment of $500 under this arrangement during June 2020, which is included in License and royalty revenues for the three- and six-month periods ended June 30, 2020, in connection with the FDA’s acceptance of an New Drug Application (“NDA”) filing for KP-415. A Prescription Drug User Fee Act (PDUFA) target date for completion of FDA review has been scheduled for early March 2021. The Company’s share of remaining milestone payments associated with KP-415 approval and certain targeted labeling goals within timeframes ending in July 2021 may reach $4,800. However, there can be no guarantee that approvals, goals or any such payments will be achieved or received in the future.

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

The carrying amounts reported in the balance sheets for trade and other receivables, prepaid and other current assets, accounts payable and accrued expenses, and deferred revenue approximate their fair values based on the short-term maturity of these assets and liabilities.

The Company granted warrants to certain holders of its Notes in connection with its debt refinancing in July 2019.  These warrants were valued based primarily on Level 3 inputs and an independent third-party appraisal prepared as of the grant date consistent with generally-accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued Compensation.  See Note 14 for further information on these warrants.

Note 8.  Inventories, Net

The components of Inventory, net is as follows:

	June 30, 2020	December 31, 2019

Raw material	$1,206	$1,244
Packaging material	1,256	1,096
Finished goods	711	519
Total inventory, net	$3,173	$2,859

The Company manufactures Suboxone exclusively to order for its major customer subject to strict quality standards and recognizes revenue upon completion of all customary quality control evaluations, which occurs prior to actual shipment.

Note 9.  Property and Equipment, Net

	Useful Lives	June 30, 2020	December 31, 2019

Machinery	3-15 yrs	$21,169	$21,088
Furniture and fixtures	3-15 yrs	1,209	1,150
Leasehold improvements	(a)	21,333	21,333
Computer, network equipment and software	3-7 yrs	2,787	2,787
Construction in progress		1,417	1,412
		47,915	47,770
Less: accumulated depreciation and amortization		(39,458)	(38,044)
Total property and equipment, net		$8,457	$9,726

(a)	Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

Total depreciation and amortization related to property and equipment was $700 and $711 for the three-month periods ended June 30, 2020 and 2019, respectively. For the respective six-month periods, these expenses totaled $1,414 and $1,447.

Note 10.  Right-of-Use Assets and Lease Obligations

The Company leases all realty used as its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of these three leases include the characteristics specified in ASC 842, Leases, that require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases provide remaining terms between 2.8 years and 6.3 years, including renewal options expected to be exercised to extend the lease periods. Measurement of the operating lease liability reflects an estimated discount rate of 16.9% applied to minimum lease payments, including expected renewals, based on the incremental borrowing rate experienced in the Company’s latest collateralized debt refinancing. Right-of-use assets recorded upon adoption of ASC 842 totaled $4,048. For the three- and six-month periods ended June 30, 2020, total operating lease expenses under these leases totaled $377 and $819, respectively, including variable lease expenses such as common area maintenance and operating costs totaling $60 and $166, respectively. Total payments to these lessors during the six-month period ended June 30, 2020 were $633.

Maturities of the Company’s operating lease liabilities are as follows:

Remainder of 2020	$641
2021	1,287
2022	1,295
2023	944
2024	565
2025	565
2026	424
Total lease payments	5,721
Less: imputed interest	(1,792)
Total operating lease liabilities	$3,929

Note 11.  Intangible Assets, Net and Other Assets

The following table provides the components of identifiable intangible assets, all of which are finite lived:

	June 30, 2020	December 31, 2019

Purchased technology-based intangible	$2,358	$2,358
Purchased patent	509	509
	2,867	2,867
Less: accumulated amortization	(2,740)	(2,714)
Intangible assets, net	127	153
Royalty receivable	7,000	-
Other assets, primarily security deposits	289	286
Total intangible assets, net and other assets	$7,416	$439

Amortization expense was $12 and $13 for each of the three-month periods ended June 30, 2020 and 2019, respectively. For   the corresponding six-month periods, these expenses totaled $25 and $26, respectively. During the remaining life of the purchased patent, estimated annual amortization expense is $50 for each of the years from 2020 to 2022.  Royalty receivable consists of seven annual $1,000 minimum royalty payments due from Sunovion, the last of which is due in March 2028.  See Note 6 above.

Note 12.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019

Accounts payable	$8,787	$12,274
Accrued compensation	2,981	3,758
Accrued distribution expenses	1,399	1,174
Other	223	543
Total accounts payable and accrued expenses	$13,390	$17,749

Note 13.  12.5 % Senior Secured Notes and Loans Payable

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

Upon closing of the Indenture for such Notes (“Indenture”), the Company issued $70,000 of the principal of the Notes (the “Initial Notes”) along with the Warrants and rights of first offer (the “First Offer Rights”) to the lenders participating in this transaction for Notes and Warrants (the “Lenders”).  Issuance of the Initial Notes and Warrants provided net proceeds of $66,082.  In addition to the Initial Notes, the Indenture may provide access to further loans of up to $30,000 that may become available in two tranches of Additional Notes tied to the NDA filing for and FDA U.S. marketing approval of Libervant™, an important part of the Company’s drug candidate pipeline. Subject to approval of the holder of a majority of the outstanding principal amount of the Notes in its discretion, and provided that no events of default exist, the Company may  offer to the Lenders participation in a $10,000 additional offering of 12.5% senior secured notes (the “First Additional Offering”) under terms similar to the Initial Notes, on or before March 31, 2021, upon the filing of the Libervant NDA with the FDA.  A second identical funding opportunity would allow the Company to obtain, on or before March 31, 2021, an additional $20,000 if the first option has been elected and funded, or, if not elected or funded, an additional $30,000 may be offered for issuance following FDA approval of Libervant for marketing in the U.S.  There can be no assurance that any additional financing will be consummated.

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

Collateral for the loan under the Notes consists of a priority lien on substantially all property and assets, including intellectual property, of the Company.  This secured obligation provides payment rights that are senior to all existing and future subordinated indebtedness of the Company and provides Lenders with perfected security interests in substantially all of the Company’s assets.  In the event that asset-based loans of up to $10,000 (“ABL Facility”) may be obtained, subject receivables and inventory assets will provide a second priority lien to senior secured Noteholders. The Company’s license of its IP to a third-party drug development enterprise (specifically, Sunovion’s Kynmobi product) is one of the various assets serving as collateral for the loan.  The  Indenture permits the Company to monetize this asset while specifying that a portion of the proceeds, up to $40,000 if the First Additional Offering has not been elected or funded, or, $50,000 if it has been elected and funded, must be applied to prepay the Initial Notes, at 112.5% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest, if any, thereon, to the date of the repurchase, to the extent elected by the Note holders, assuming that such monetization, up to such $40,000 or $50,000 level, as applicable, equals or exceeds those levels and if such monetization does not equal or exceed such level, such prepayment would be pro-rated among the Note holders.  To the extent that Lenders do not elect repayment of the debt at the date of the monetization, the amount not elected up to $40,000 (or $50,000 if an additional tranche is issued) will be held in a collateral account until approval of Libervant by the FDA for U.S. marketing, at which time this cash collateral is to be released to the Company.  Proceeds more than $40,000 (or $50,000 if an additional tranche is issued) can be used immediately for general corporate purposes. As of June 30, 2020, the Company complied with all of its covenants under the Indenture.

The Company capitalizes legal and other third-party costs incurred in connection with obtaining debt as deferred debt issuance costs and applies the unamortized portion as a reduction of the outstanding face amount of the related loan in accordance with ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.  Similarly, the Company amortizes debt discounts, such as those represented by warrants issued to its holders, and offsets those as a direct reduction of its outstanding debt.  Amortization expenses arising from deferred debt issuance costs and debt discounts related to the Notes were $583 and $1,167 for the three- and six-month periods ended June 30, 2020, respectively, while comparative amortization expenses derived from deferred debt issuance costs and debt discounts related to the Perceptive Loan for the three- and six-month periods ended June 30, 2019 were $393 and $782, respectively.  Unamortized deferred debt issuance costs and deferred debt discounts totaled $8,495 and $9,662 as of June 30, 2020 and December 31, 2019, respectively.

Loans Payable - Perceptive

In August 2016, the Company entered into a Loan Agreement and Guaranty with Perceptive Credit Opportunities Fund, LP (“Perceptive”) under which the total available facility of $50,000 had been borrowed as of March 2017.  At closing, Perceptive received a warrant to purchase senior common equity interests representing 4.5% of the fully diluted common units of the Company on an as converted basis, which was automatically exercised in full at the time of Aquestive’s IPO.  In July 2019, the Perceptive Loan was paid in full in connection with the completion of the sale of the Notes and Warrants described above.  The early extinguishment of this debt resulted in a charge to third quarter 2019 earnings of an amount of $4,896, including an early retirement premium of $2,944 and the remaining balances of the unamortized loan discount and loan acquisition costs.

Note 14.  Warrants Issued to 12.5% Senior Secured Noteholders

The Warrants that were issued in conjunction with the Notes described above expire on June 30, 2025 and entitle the holders of the Notes to purchase two million shares of the Company’s common stock at $4.25 per share and include specified registration rights.  Management estimated the fair value of the Warrants to be $6,800, assisted by an independent third-party appraiser.  The fair value of these Warrants is treated as a debt discount, amortizable over the term of the Warrants, with the unamortized loan portion applied to reduce the face amount of the Notes in the Company’s balance sheet.  Additionally, since the Warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the Warrants, except in the case of a “cash change in control”, the fair value attributed to the Warrants is presented in Additional-paid in capital in the accompanying Condensed Consolidated Balance Sheets.

Certain holders of the Notes exercised Warrants for the purchase of 428,571 shares of common stock, and proceeds therefor totaling $1,821 were received on December 16, 2019. There were no Warrants exercised by the holders of the Notes during the six-month period ended June 30, 2020.

Note 15.  Net Loss Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted-average number of common shares outstanding during the periods. Diluted net income or loss per common share is similarly computed and includes the effect of any additional dilutive potential common shares outstanding during the periods. These potential common shares are excluded from the computation of net loss per share to the extent that their effects are antidilutive, and as a result of the Company’s net losses incurred for the three- and six-month periods ended June 30, 2020 and  2019, respectively, no potentially dilutive securities have been included in the computation of diluted net loss per share for the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(2,334)	$(20,472)	$(18,864)	$(35,198)
Denominator:
Weighted-average number of common shares – basic	33,589,174	24,980,861	33,579,434	24,972,280
Loss per common share – basic and diluted	$(0.07)	$(0.82)	$(0.56)	$(1.41)

The following outstanding stock options, restricted stock units and warrants are antidilutive and have been excluded from the computation of the loss per common share for the periods ended June 30:

	June 30, 2020	June 30, 2019
Options on common shares outstanding	3,167,192	1,983,142
Restricted stock units unvested	14,233	142,852
Warrants on common shares outstanding	1,571,429	—
Total potentially antidilutive derivatives excluded from losses per share	4,752,854	2,125,994

Note 16.  Share-Based Compensation

The Company recognized share-based compensation in its Condensed Consolidated Statements of Operations and Comprehensive Loss during 2020 and 2019 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Manufacture and supply	$72	$72	$135	$116
Research and development	183	140	365	348
Selling, general and administrative	1,510	1,598	3,125	2,866
Total share-based compensation expenses	$1,765	$1,810	$3,625	$3,330

Share-based compensation from:
Restricted stock units	$309	$467	$773	$930
Stock options	1,445	1,323	2,841	2,380
Employee stock purchase plan	11	20	11	20
Total share-based compensation expenses	$1,765	$1,810	$3,625	$3,330

Share-Based Compensation Equity Awards

The following tables provide information about the Company’s restricted stock unit and stock option activity during the six-month period ended June 30, 2020:

Restricted Stock Unit Awards (RSUs):	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2019	74	$14.64
Granted	—	—
Vested	(60)	15.03
Forfeited	—	—
Unvested at June 30, 2020	14	$13.00
Grant date fair value of shares vested during the period	$896
Unrecognized compensation costs at June 30, 2020	$125

Unrecognized compensation costs related to awards of RSUs are expected to be recognized over a weighted-average period of less than two years.

Stock Option Awards:	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2019	2,231	$10.42
Granted	966	2.60
Exercised, Forfeited, Expired	(30)	(3.89)
	—	—
Outstanding at June 30, 2020	3,167	$8.10
Vested or expected to vest at June 30, 2020	2,949	$8.10
Exercisable at June 30, 2020	836	$11.85

The fair values of stock options granted during 2020 were estimated using the Black-Scholes-Merton pricing model based on the following assumptions:

Expected dividend yield	None
Expected volatility	100%
Expected term (years)	5.5 - 6.1
Risk-free interest rate	0.4 – 1.7%

The weighted average grant date fair value of stock options granted during 2020 was $2.04. During the six-month period ended June 30, 2020, stock options were granted with exercise prices ranging from $1.54 to $5.69, and accordingly, given the Company’s share price of $4.86 at June 30, 2020, certain shares granted during this period provided intrinsic value at that date totaling $2,646. No intrinsic value was provided by stock options granted during the six-month period ended June 30, 2019.

As of June 30, 2020, $8,174 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average period of 1.9 years from the date of grant.

Employee Stock Purchase Plan

The Aquestive Therapeutics, Inc. Employee Stock Purchase Plan, or ESPP, as amended and restated effective as of January 1, 2019, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to purchase the Company’s common stock at the lower of 85% of the fair value of shares on either the first or last day of the offering period. During the six-month periods ended June 30, 2020 and 2019, respectively, 14,961 and 31,393 shares were purchased and issued through the ESPP at total discounts of $11 and $20.

Note 17.  Income Taxes

       The Company has accounted for income taxes under the asset and liability method, which requires deferred tax assets and liabilities to be recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts and respective tax bases of existing assets and liabilities, as well as net operating loss carryforwards and research and development credits.  Valuation allowances are provided if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company has considered the impact of the CARES Act in relation to the 2020 income tax provision. However, due to the full valuation allowance and no ability or intent to carryback the 2020 net operating loss, no impact is expected.

       The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three months ended June 30, 2020 and 2019, the Company recorded no income tax benefit from its pretax losses of $2,334 and $20,472, respectively, and similarly for the six months ended June 30, 2020 and 2019, the Company recorded no tax benefit from its pretax loss of $18,864 and $35,198, respectively, due to realization uncertainties.

      The Company’s U.S. Federal statutory rate is 21%.  The primary factor impacting the effective tax rate for the three- and six-month periods ended June 30, 2020 is the anticipated full year operating loss which will require full valuation allowances against any associated net deferred tax assets.

Note 18.   Contingencies

Litigation and Contingencies

       From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of business, including product liability, intellectual property, commercial litigation, or environmental or other regulatory matters. Except as described below, Aquestive is not presently a party to any litigation or other legal proceeding that is believed to be material to its financial condition.

Patent-Related Litigation

Beginning in August 2013, the Company was informed of abbreviated new drug application (“ANDA”) filings in the United States by Watson Laboratories, Inc. (now Actavis Laboratories, Inc., or “Actavis”), Par Pharmaceutical, Inc. (“Par”), Alvogen Pine Brook, Inc. (“Alvogen”), Teva Pharmaceuticals USA, Inc.  (“Teva”), Sandoz Inc. (“Sandoz”), and Mylan Technologies Inc. (“Mylan”), for the approval by the FDA of generic versions of Suboxone Sublingual Film in the United States. Aquestive filed patent infringement lawsuits against all six generic companies in the United States District Court for the District of Delaware (the “Delaware District Court”). After the commencement of the ANDA patent litigation against Teva, Dr. Reddy’s Laboratories (“DRL”) acquired the ANDA filings for Teva’s buprenorphine and naloxone sublingual film that are at issue in these trials.

Of these, cases against three of the six generic companies have been resolved.

•	Mylan and Sandoz settled without a trial. Sandoz withdrew all challenges and became the distributor of the authorized generic products.

•	All cases against Par were resolved pursuant to a May 2018 settlement agreement between the Company, Indivior, and Par and certain of its affiliates.

•
Actavis was found to infringe Patent No. 8,603,514, or the ’514 patent, and cannot enter the market until the expiration of the patent in 2024, and the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) affirmed that ruling on July 12, 2019.

•
DRL and Alvogen were found not to infringe under a different claim construction analysis, and the Federal Circuit affirmed that ruling on July 12, 2019. Teva has agreed to be bound by all DRL adjudications.

Subsequent to the above, all potential generic competitors without a settlement agreement were also sued for infringement of two additional new patents that contain new claims not adjudicated in the original Delaware District Court case against DRL and Alvogen.  On July 12, 2019, the Federal Circuit affirmed the decisions from the previously decided cases.  The remaining case against Actavis was dismissed in light of the infringement ruling above, which prevents Actavis from entering the market until 2024.  The case(s) against the remaining defendants regarding the additional asserted patents have not been finally resolved.  A Markman hearing in the cases against Dr. Reddy’s and Alvogen which is pending in the United States District Court for the District of new Jersey (the “New Jersey District Court”) was held on October 17, 2019.  On November 5, 2019, District Judge McNulty of the New Jersey District Court issued a Markman opinion construing the disputed terms of the asserted patents. On January 9, 2020, the New Jersey District Court entered a stipulated order of non-infringement of one of the patents, Patent No. 9,931,305, or the ’305 patent, based on the Federal Circuit’s claim construction ruling, and the Company and Indivior preserved available rights to appeal the claim construction ruling. On November 19, 2019, Magistrate Judge Waldor of the New Jersey District Court issued an order granting DRL and Alvogen’s requests to file amended answers to add antitrust counterclaims against Aquestive and Indivior.  Aquestive and Indivior appealed the Magistrate Judge’s decision to District Judge McNulty on December 4, 2019, and DRL and Alvogen opposed the appeal. The parties are awaiting further action from the New Jersey District Court on the appeal.  On January 17, 2020, the Company filed a motion to dismiss DRL’s and Alvogen’s antitrust counterclaims for failure to state a claim, and DRL and Alvogen opposed the motion.  The parties are awaiting further action from the New Jersey District Court on the motion to dismiss.  On June 3, 2020, the court issued an order setting a schedule for ongoing fact discovery, expert discovery, and dispositive motions.  The schedule currently sets the close of fact discovery for October 20, 2020, with expert discovery continuing through the end of April 2021.  The schedule also sets the deadline for filing dispositive motions for May 18, 2021. No trial date has been set in those cases.  Management is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate, or range of estimates, of the possible outcome or loss, if any, in this matter.

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

The Company is also seeking to enforce its patent rights in multiple cases against BioDelivery Sciences International, Inc. (“BDSI”). Three cases are currently pending but stayed in the U.S. District Court for the Eastern District of North Carolina (the “Eastern District of North Carolina Court”):

•
The first, a declaratory judgment action brought by BDSI against Indivior and Aquestive, seeks declarations of invalidity and non-infringement of U.S. Patents Nos. 7,897,080, 8,652,378 and 8,475,832. This case is stayed.

•
The second was filed by Aquestive and Indivior related to BDSI’s infringing Bunavail product, and alleges infringement of Aquestive’s patent, U.S. Patent No. 8,765,167, or the ’167 patent, and seeks an injunction and potential monetary damages. Shortly after the case was filed, BDSI filed four (4) IPR’s challenging the asserted ’167 patent.  On March 24, 2016, the United States Patent Trial and Appeal Board (“PTAB”), issued a final written decision finding that all claims of the ’167 patent were valid. The case was stayed in May 2016 pending the final determination of the appeals on those decisions.  Following the PTAB’s February 7, 2019 decisions on remand denying institution, Aquestive and Indivior submitted a notice to the Court on February 15, 2019 notifying the Court that the stay should be lifted as a result of the PTAB’s decisions. The parties in this matter are awaiting further action from the Court.

•
On January 13, 2017, the Company also sued BDSI asserting infringement of the ’167 patent by BDSI’s Belbuca product and seeking an injunction and potential monetary damages.  On August 7, 2019, the Eastern District of North Carolina Court granted BDSI’s motion to dismiss the Complaint without prejudice and denied BDSI’s motion to stay as moot.  On November 11, 2019, Aquestive filed a new Complaint against BDSI in the Eastern District of North Carolina Court.  On November 27, 2019, BDSI filed a motion to stay the case pending BDSI’s appeal of the PTAB’s remand decisions, and the Company opposed this motion. The Eastern District of North Carolina Court denied BDSI’s motion to stay on April 1, 2020. BDSI’s appeal of the PTAB’s remand decisions to the United States Court of Appeals for the Federal Circuit was docketed on March 13, 2019, and on March 20, 2019, and a motion was made to dismiss this appeal for lack of jurisdiction.  On August 29, 2019, the Federal Circuit granted the motion to dismiss BDSI’s appeal.  On September 30, 2019, BDSI filed a petition for rehearing in the Federal Circuit en banc, which the Company opposed.  The Federal Circuit denied BDSI’s petition for rehearing en banc on January 13, 2020.  On June 11, 2020, BDSI filed a petition for writ of certiorari at the Supreme Court of the United States.  The petition is scheduled for consideration at the Court’s September 29, 2020 conference, at which time the Court will decide whether to accept BDSI’s petition for review of the Federal Circuit’s dismissal of BDSI’s appeal.  After the Federal Circuit denied BDSI’s petition, on January 13, 2020, BDSI filed with the Eastern District of North Carolina Court a motion to dismiss the Complaint, and Aquestive opposed on February 2, 2020.  The Eastern District of North Carolina Court denied BDSI’s motion to dismiss and its motion to stay on April 1, 2020.  On April 16, 2020, BDSI filed an Answer to the Complaint, including counterclaims for non-infringement, invalidity, and unenforceability of the ’167 patent.  On May 7, 2020, Aquestive filed a motion to dismiss BDSI’s unenforceability counterclaim and a motion to strike BDSI’s corresponding affirmative defenses for failure to state a claim for inequitable conduct under the heightened pleading standard applicable to such claims and defenses.  Rather than oppose Aquestive’s Motion to Dismiss, on May 28, 2020, BDSI amended its counterclaims and filed an Answer and Amended Counterclaims, which included additional allegations in support of BDSI’s unenforceability counterclaim.  On June 25, 2020, Aquestive filed a Motion to Dismiss BDSI’s Amended Counterclaim for unenforceability and a Motion to Strike BDSI’s corresponding affirmative defense of unenforceability again for failure to state a claim under the applicable heightened pleading standard.  BDSI’s filed its opposition to Aquestive’s Motion to Dismiss and Strike on July 16, 2020.  Aquestive filed its Reply to BDSI’s Opposition on July 30, 2020.

Antitrust Litigation

On September 22, 2016, forty-one states and the District of Columbia, or the States, brought suit against Indivior and the Company in the U.S. District Court for the Eastern District of Pennsylvania, alleging violations of federal and state antitrust statutes and state unfair trade and consumer protection laws relating to Indivior’s launch of Suboxone Sublingual Film in 2010 and seeking an injunction, civil penalties, and disgorgement. After filing the suit, the case was consolidated for pre-trial purposes with the In re Suboxone (Buprenorphine Hydrochloride and Naloxone) Antitrust Litigation, MDL No. 2445, or the Suboxone MDL, a multidistrict litigation relating to putative class actions on behalf of various private plaintiffs against Indivior relating to its launch of Suboxone Sublingual Film. While Aquestive was not named as a defendant in the original Suboxone MDL cases, the action brought by the States alleges that the Company participated in an antitrust conspiracy with Indivior in connection with Indivior’s launch of Suboxone Sublingual Film and engaged in related conduct in violation of federal and state antitrust law. Aquestive moved to dismiss the States’ conspiracy claims, but by order dated October 30, 2017, the Court denied the motion to dismiss. An answer was filed denying the States’ claims on November 20, 2017. The fact discovery period closed July 27, 2018, but the parties agreed to conduct certain fact depositions in August 2018.  The expert discovery phase closed May 30, 2019, but additional reports and depositions were conducted through August 1, 2019.  Daubert briefing is ongoing.  The remainder of the case schedule, including summary judgment briefing, is stayed pending resolution of Indivior’s appeal of the District Court’s class certification ruling in a co-pending multi-district litigation to which the Company is not a party. On July 28, 2020, the U.S. Court of Appeals for the Third Circuit issued its opinion affirming the District Court’s order certifying the class.  This ruling may result in a resumption of the pre-trial proceedings in this case.  Management is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate, or range of estimates, of the possible outcome or loss, if any, in this matter.

California Complaint

On December 5, 2019, Neurelis Inc. (“Neurelis”) filed a complaint against Aquestive in the Superior Court of California, County of San Diego alleging Unfair Competition, Defamation, and Malicious Prosecution related to the Company’s pursuit of FDA approval for Libervant™. Neurelis filed a First Amended Complaint on December 9, 2019, alleging the same three causes of action.  The Company filed a Motion to Strike Neurelis’s Complaint under California’s anti-SLAPP (“strategic lawsuit against public participation”) statute on Friday, January 31, 2020, which Neurelis is expected to oppose.  Neurelis filed a motion for leave to file a Supplemental Complaint on February 5, 2020, which will be opposed.  On February 5, 2020, Neurelis filed a Motion for Leave to File a Supplemental Complaint (“Motion”).  On June 5, 2020, Neurelis filed a Motion for Limited Discovery related to Aquestive’s anti-SLAPP motion.

The court previously scheduled a hearing on both Aquestive’s anti-SLAPP Motion and on Neurelis’s Motion for April 24, 2020.  However, on April 3, 2020, in response to the COVID-19 pandemic, the court issued an order continuing all hearings scheduled through April 30, 2020.  The court ultimately held a telephonic status conference on June 25, 2020 to determine a schedule for hearing the pending motions.  During that status conference, the court set Aquestive’s anti-SLAPP motion for hearing on July 24, 2020.  The court also declined Neurelis’s request to hear its Motion and its Motion for Limited Discovery.  Neurelis filed its response to Aquestive’s anti-SLAPP Motion on July 13, 2020, and we filed our reply on July 17, 2020.   The parties are awaiting further action from the court regarding a new hearing date.  Management is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate, or range of estimates, of the possible outcome or loss, if any, in this matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section in conjunction with our unaudited condensed interim consolidated financial statements and related notes included in Part I Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2019 and 2018 included in our 2019 Annual Report on Form 10-K. All dollar amounts are stated in thousands except for share data.

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

These forward-looking statements may include, but are not limited to, statements regarding therapeutic benefits and plans and objectives for regulatory approvals of AQST-108, Libervant™ and our other product candidates; ability to obtain FDA approval and advance AQST-108, Libervant and our other product candidates to the market; statements about our growth and future financial and operating results and financial position, regulatory approval and pathways, clinical trial timing and plans, our and our competitors’ orphan drug approval and resulting drug exclusivity for our products or products of our competitors; short-term and long-term liquidity and cash requirements, cash funding and cash burn, business strategies, market opportunities, and other statements that are not historical facts.  These forward-looking statements  are also subject to the uncertain impact of the COVID-19 global pandemic on our business including with respect to our clinical trials including site initiation, patient enrollment and timing and adequacy of clinical trials, on regulatory submissions and regulatory reviews and approvals of our product candidates; pharmaceutical ingredients and other raw materials; supply chain, manufacture and distribution and sale of and demand for our products; our liquidity and availability of capital resources; customer demand for our products and services; customers’ ability to pay for goods and services; and ongoing availability of an appropriate labor force and skilled professionals. Given these uncertainties the Company is unable to provide assurance that operations can be maintained as planned prior to the COVID-19 pandemic.

These forward-looking statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Such risks and uncertainties include, but are not limited to, risks associated with the Company’s development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials and plans; risk of delays in FDA approval of Libervant and our other drug candidates or failure to receive approval; risk of our ability to demonstrate to the FDA “clinical superiority” within the meaning of the FDA regulations of our drug candidate Libervant relative to FDA-approved diazepam rectal gel and nasal spray products, including by establishing a major contribution to patient care within the meaning of FDA regulations relative to the approved products as well as risks related to other potential pathways or positions which are or may in the future be advanced to the FDA to overcome the seven year orphan drug exclusivity granted by the FDA for the approved nasal spray product of a competitor in the U.S. and there can be no assurance that we will be successful; risk that a competitor obtains FDA orphan drug exclusivity for a product with the same active moiety as any other drug products for which we are seeking FDA approval and that such earlier approved competitor orphan drug blocks such other product candidates in the U.S. for seven years for the same indication; risk inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); risks and uncertainties concerning any potential monetization of royalty and other revenue streams, including  from Kynmobi, including timing, structure, terms and market conditions of any such monetization, and of sufficiency of net proceeds of any such monetization after satisfaction of and compliance with 12.5% Senior Notes obligations, as applicable; risk of development of our sales and marketing capabilities; risk of legal costs associated with and the outcome of our patent litigation challenging third-party at risk generic sale of our proprietary products; risk of sufficient capital and cash resources, including access to available debt and equity financing and revenues from operations, to satisfy all of our short-term and longer-term cash requirements and other cash needs, at the times and in the amounts needed; risk of failure to satisfy all financial and other debt covenants and of any default; risk related to government claims against Indivior for which we license, manufacture and sell Suboxone® and which accounts for the substantial part of our current operating revenues; risk associated with Indivior’s cessation of production of its authorized generic buprenorphine naloxone film product, including the impacts from loss of orders for the authorized generic product and risk of eroding market share for Suboxone and risk of sunsetting product; risks related to the outsourcing of certain sales, marketing and other operational and staff functions to third parties; risk of the rate and degree of market acceptance of our product and product candidates; the success of any competing products, including generics; risk of the size and growth of our product markets; risks of compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to the Company’s products; risk of unexpected patent developments; the impact of existing and future legislation and regulatory provisions on product exclusivity; legislation or regulatory actions affecting pharmaceutical product pricing, reimbursement or access; claims and risks that may arise regarding the safety or efficacy of the Company’s products and product candidates; risk of loss of significant customers; risks related to legal proceedings including patent infringement, investigative and antitrust litigation matters; changes in government laws and regulations; risk of product recalls and withdrawals; uncertainties related to general economic, political, business, industry, regulatory and market conditions and other unusual items; and other uncertainties affecting the Company described in the “Risk Factors” section and in other sections included in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q, and in our Current Reports on Form 8-K filed with the Securities Exchange Commission (SEC).  Given those uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date made.  All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.  The Company assumes no obligation to update forward-looking statements, or outlook or guidance, after the date of this Quarterly Report on Form 10-Q whether as a result of new information, future events or otherwise, except as may be required by applicable law.  Readers should not rely on the forward-looking statements included in this Quarterly Report on Form 10-Q as representing our views as of any date after the date of the filing of this Quarterly Report on Form 10-Q.

Overview

We are a pharmaceutical company focused on developing and commercializing differentiated products which leverage our proprietary PharmFilm® technology to meet patients’ unmet medical needs and to solve patients’ therapeutic problems. Following the Company’s Initial Public Offering (“IPO”) in July 2018, the Company’s common stock trades on the Nasdaq Global Market under ticker symbol “AQST”. We have three commercial products, including one proprietary product and two out-licensed products, another FDA-approved product that has been out-licensed for commercialization in European markets following applicable regulatory approvals, as well as a late-stage proprietary product pipeline focused on the treatment of central nervous system, or CNS, diseases and an earlier stage pipeline including treatment of anaphylaxis. We have also licensed certain intellectual property rights for use in development and commercialization of oral films containing apomorphine, which were granted FDA approval on May 21, 2020 and are used for the treatment of off episodes in patients suffering from Parkinson’s disease. We believe that our products address the characteristics of these patient populations and the shortcomings of available treatments create opportunities for the development and commercialization of meaningfully differentiated medicines.

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

Exservan®, utilizing our proprietary PharmFilm® technology, has been developed for the treatment of amyotrophic lateral sclerosis (ALS).  Exservan was approved by the FDA on November 22, 2019.  During the fourth quarter of 2019, we announced the granting of a license to Zambon S.p.A. for the development and commercialization of Exservan Oral Film in the European Union (EU) for treatment of ALS.  Zambon is exclusively responsible for obtaining regulatory approval and marketing Exservan in the EU and we have sole and exclusive manufacturing rights for the product in the EU.  We are seeking an appropriate licensee for the commercialization rights for Exservan in the United States.  There can be no assurance that we will be successful in licensing Exservan in the United States.

Libervant is our most advanced proprietary investigational product candidate, which we intend to self-commercialize, subject to FDA approval for market access in the U.S.  Libervant is a buccally, or inside of the cheek, administered soluble film formulation of diazepam.   Aquestive is developing Libervant as an alternative to the device-dependent rescue therapies currently available to patients with refractory epilepsy, which are a rectal gel and newly approved nasal sprays.   The Company filed an NDA for Libervant in November 2019 and the FDA has assigned a Prescription Drug User Fee Act (PDUFA) goal date of September 27, 2020. A competitive nasal spray product with seven-year orphan drug U.S. marketing exclusivity was approved in January 2020.  We continue to engage in  interactions with the FDA related to our accepted NDA for Libervant, including providing information to the agency, responding to information requests and working with the agency on inspections of our manufacturing and clinical investigational sites.  We are seeking to demonstrate that Libervant will, if approved by the FDA for marketing access in the U.S., represent a “major contribution to patient care” within the meaning of FDA regulations and guidance, as compared to available treatment options, as the first, non-device delivered, oral diazepam-based product available to manage seizure clusters in epilepsy patients.  However, overcoming the orphan drug marketing exclusivity is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such marketing exclusivity and approve Libervant for U.S. marketing access.

We have also developed a proprietary pipeline of complex molecule-based products addressing market opportunities beyond CNS indications, which include:

•
AQST-108, a “first of its kind” oral sublingual film formulation delivering systemic epinephrine that is in development for the treatment of anaphylaxis using Aquestive’s proprietary PharmFilm® technologies.  Epinephrine is the standard of care for the treatment of anaphylaxis and is currently administered via subcutaneous or intramuscular injection.  The current market leader is EpiPen®, a single-dose, pre-filled automatic injection device.  As a result of its administration via subcutaneous or intra-muscular injection, many patients and their caregivers are reluctant to use currently available products, resulting in increased hospital visits and overall cost of care to treat anaphylactic events.  The data from the previously completed Phase I dose escalation study demonstrated that AQST-108 achieved similar ranges of mean values of maximum concentration (Cmax) and time to reach maximum concentration (Tmax) to that reported for injectables EpiPen and another injection device, Auvi-Q®, provided a greater total exposure (AUC0-t; area under the curve) than that reported for EpiPen and Auvi-Q, had less interpatient variability when compared to degree of variation (CV%) data reported for EpiPen and  Auvi-Q, and was well tolerated, with no study participants discontinuing participation due to an adverse event.  We believe that, as a result of its sublingual administration, AQST-108 will improve patient compliance and lower the total cost of care. After a constructive face-to-face pre-IND meeting with the FDA in early February 2020, the Company submitted an IND for AQST-108, as expected, to the FDA on June 26, 2020.  The FDA confirmed that the drug candidate will be reviewed under the 505(b)(2) regulatory approval pathway, and that no additional studies will be necessary prior to opening the IND application.  The IND has been reviewed and was accepted by the FDA on July 23, 2020.  We expect to initiate PK clinical trials during the third quarter of 2020 in a crossover study to compare the pharmacokinetics and pharmacodynamics of epinephrine administration as sublingual film to that of epinephrine administration as an injection, subject to any delays resulting from the COVID-19 pandemic.

•
AQST-305 is a sublingual film formulation of octreotide, a small peptide that has a similar pharmacological profile to natural somatostatin, for the treatment of acromegaly, as well as severe diarrhea and flushing associated with carcinoid syndrome.  Acromegaly is a hormone disorder that results from the overproduction of growth hormone in middle-aged adults.  Octreotide is the standard of care for the treatment of acromegaly.  The current market leader, Sandostatin®, is administered via deep subcutaneous or intramuscular injections once a month.  This monthly treatment regimen can result in loss of efficacy toward the end of the monthly treatment cycle.  We are developing AQST-305 as a non-invasive, pain-free alternative to Sandostatin to reduce treatment burden, healthcare costs and the potential loss of efficacy of the treatment cycle.  AQST-305 has shown promising preclinical and human proof of concept results.  While we focus our efforts on Libervant and AQST-108 this year, limited formulation work is being done to prepare AQST-305 for additional research trials.

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

In early 2019, certain third-party pharmaceutical companies launched, at risk, generic film products for buprenorphine-naloxone.   As of mid-July 2020, Suboxone branded products retain approximately 40% of film market share as generic film-based products have penetrated this market.  Indivior accounted for 48%  and 86% of our total revenues for the six-month periods ended June 30, 2020 and 2019, respectively. Our total revenue mix is expected to shift to a higher proportionate share of proprietary product sales in future years as we continue to grow Sympazan revenues and pursue the launch of other products in our pipeline, assuming FDA approvals.

We manufacture all of our licensed and proprietary products at our FDA- and DEA-inspected facilities and anticipate that our current manufacturing capacity is sufficient for commercial quantities of our products and product candidates currently in development. We have produced over 2 billion doses of Suboxone since 2006.  Not all collaborative or licensed products of the Company that may be commercially launched in the future will necessarily be manufactured by the Company, such as Kynmobi.   Our products are developed using our proprietary PharmFilm® technology and know-how.  The COVID-19 pandemic could negatively impact our continued commercialization of Sympazan, impact demand for our approved products and development and commercialization of other products in our pipeline.

On July 15, 2019, we completed a private placement of $70,000 of 12.5% Senior Secured Notes due June 2025 (“Notes” or “Senior Secured Notes”) and warrants for the purchase of up to 2 million common shares, against which 428,571 common shares were issued in December 2019 upon exercise.  This financing provided net proceeds of $66,056 after all offering expenses.  The net proceeds of the financing were used to repay all outstanding obligations under the Company’s prior credit facility of $52,944.  We used the remaining net cash proceeds of $13,110 for the continued commercialization and advancement of our proprietary products and pipeline candidates, and other general corporate purposes.  Our Senior Secured Notes are discussed in Note 13, 12.5% Senior Secured Notes, to our condensed consolidated financial statements included herein and in Liquidity and Capital Resources.

       On September 11, 2019, we filed with the SEC a Registration Statement on Form S-3, which was declared effective on September 17, 2019 (File No. 353-233716) (the “S-3 Registration Statement”).  Under the S-3 Registration Statement we may sell up to $150 million of our securities including, without limitation, common stock, preferred stock, warrants, and debt securities.  On September 11, 2019, we entered into an equity distribution agreement to offer shares of our common stock from time to time in an “at-the-market" offering.  We may offer and sell shares of common stock for an aggregate offering price of $25.0 million.  No shares have been sold pursuant to this “at-the-market" offering as of the date of this report.  The equity distribution agreement does not have an expiration date but can be canceled by us at any time for convenience with 10 days written notice.  On December 12, 2019, we sold 8,050,000 common shares for gross proceeds of $40,250 in an underwritten public offering under the S-3 Registration Statement that netted $37,295 after the underwriter discount and offering costs.  We have also reserved under the S-3 Registration Statement up to an additional 4,222,082 shares of our common stock for sale by our stockholders and for the exercise of warrants held by the holders of our Senior Secured Notes, of which 428,571 shares have been sold. Under our S-3 Registration Statement we are subject to, among other requirements applicable to our continuing eligibility to offer and sell securities pursuant to that short-form registration statement, the “baby shelf” registration requirements which may limit the amounts available under the registration statement if our public float falls below certain minimum levels at the time of filing our Annual Report on Form 10-K.  At this time, the Company is not subject to such limitation.

We generated revenues of $30,440 and $23,772 for the respective six-month periods ended June 30, 2020 and 2019. These revenues were derived from manufacturing and supply revenues from commercial products licensed to our collaboration or commercialization licensees. Total revenues also included licensing, royalty and co-development and research fees and our proprietary product sales.  Our licensing and royalty revenue is subject to the normally uneven nature of the timing of licensing milestone payments and to the product volumes and sales revenues realized by our licensees from which we receive royalties. Suboxone, which was launched in 2010, was our first licensed pharmaceutical product to be commercialized, and we have other licensing relationships that contribute to our revenue and future revenue opportunities. Sympazan, which was launched in December 2018, is the first proprietary pharmaceutical product commercialized directly by the Company. As of June 30, 2020, we had $25,422 in cash and cash equivalents. As a result of our investments in product development, recent investments in commercialization initiatives, share-based compensation expenses surrounding the 2018 initial public offering, among other expenses and legal and other expenses related to patent procurement, protection and prosecution and other matters, as of June 30, 2020, we had an accumulated deficit of $149,338 resulting in a net shareholders’ deficit of $21,388 as of that date. For the six-month periods ended June 30, 2020 and 2019, we incurred net losses of $18,864 and $35,198, respectively.

We expect to continue to incur net losses for at least the next few years as we pursue the development, commercialization and marketing of our proprietary product candidates. Our net losses may fluctuate significantly from period to period, depending on regulatory approval developments concerning both our late-stage and earlier stage product candidates, the timing of our planned clinical trials and expenditures on our other research and development, as well as our commercialization activities. We expect our expenses will continue to be substantial in 2020 and future periods over time as we continue to, subject to any delay as a result of the coronavirus pandemic:

•	focus on the approval of Libervant for marketing in the U.S. and, subsequently, if approved, which we cannot assure, its commercialization,

•	clinically develop AQST-108 along the 505(b)(2) pathway with PK clinical trials expected to begin in the third quarter of 2020, subject to any delay from the coronavirus pandemic, and

•	grow Sympazan sales as a precursor and complement to an eventual launch of Libervant, if approved.

We expect to continue to manage the timing and level of expenses in light of the declining revenues related to Suboxone, offset in part by the revenue contribution from Sympazan, while focusing on the development and commercialization of Libervant and AQST-108, if approved by the FDA.

Our business has been financed through a combination of revenue from licensed product and proprietary product activities, proceeds from our IPO and other equity issuances and proceeds from our debt instruments and facilities. Significant additional funding is expected to be required in order to execute our business strategy and operations.

       Until we become profitable, if ever, we expect to need to raise significant additional capital in the future through equity or debt issuances, or both, and to continue to manage our expenses to extend our capital runway, in order to further the development, regulatory approval, commercialization and marketing of our products and product candidates, and to conduct our business.  We have no committed sources of additional capital, and there can be no assurance that such needed capital will be available on favorable terms, or at all.  We may seek to obtain additional capital in the future through the issuance of our common stock, through other public or private equity or debt financings, through potential non-dilutive capital raising events that may result from royalty streams that may be realizable from our licensed products or licensed intellectual property, and through collaborations or licensing arrangements with other companies or other means, if available.  We may not be able to raise additional capital or other funding on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute our business plan and cause us to delay or curtail our operations until such funding is received.  To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience dilution, and other debt financings, if available (and subject to all of the existing restrictions and conditions under the Indenture for the Senior Secured Notes) may involve increased restrictive covenants and increased fixed payments or may otherwise further constrain our financial flexibility.  Any potential monetization transaction is subject to acceptable timing, structure and terms and to acceptable market conditions.  To the extent that we raise additional funds through collaborative or licensing arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us.  In addition, payments made by potential collaborators or licensors generally will depend upon our achievement of negotiated development and regulatory milestones.  Failure to achieve these milestones may harm our future capital position.  See “Funding Requirements” below for additional information regarding Aquestive’s cash needs.

Business Update Regarding COVID-19

The current COVID-19 pandemic has presented substantial health and economic risks, uncertainties and challenges to our business, the U.S. and global economies and financial markets.  It is not currently possible to predict how long the pandemic will last or the time it will take for the economy to return to prior levels.  The extent to which COVID-19 impacts our business, operations, clinical trials, regulatory approval process, capital, financial and monetization markets, financial results and financial condition, and those of our suppliers, distributors, customers and other third parties necessary to our business including those involved in the regulatory approval process, will depend on future developments, which are highly uncertain and cannot be predicted with certainty or clarity, including the duration and continuing severity of the outbreak, resurgence of the outbreak, continued or additional government actions to contain COVID-19, timing or efficacy of any vaccine, and new information that will emerge concerning the short-term and long-term impact of COVID-19.

To date, we have been able to continue to manufacture and supply our products and currently do not anticipate any significant interruption in supply, although we continue to monitor this situation closely and there is no assurance that disruptions or delays may not occur as a result of COVID-19.  We are also monitoring demand for our products, which could be negatively impacted during the COVID-19 pandemic, as well as the financial condition of our customers and licensees, one of whom delayed remittance of certain payments due the Company for development services provided but ultimately made such payments in later Q2 2020.

Our office-based employees have generally been working from home since mid-March 2020, while essential staffing levels in our operations remain on site, and personnel have continued in our laboratories and manufacturing locations. We suspended in-person interactions by our sales and marketing personnel and engaged remotely to support our commercialization efforts.  Sales and marketing practices continue to evolve in accordance with changing local rules and regulations with in-person interactions increasing in recent weeks as restrictions were easing. However, the landscape continues to change as new case rates are rising in certain states and localities and these jurisdictions have or are contemplating reestablishing restrictions. We are expecting to commence our AQST-108 PK clinical trials during the third quarter of 2020, although the COVID-19 precautions could directly or indirectly impact timelines, which we will continue to monitor and assess.

For additional information on various uncertainties and risks caused by the COVID-19 pandemic, see Part II, Item 1A, Risk Factors included in this report.

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

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act, subject to certain conditions contained therein and, as a result, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002,  (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or (iii) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the consummation of our IPO or until we no longer meet the requirements of being an emerging growth company, whichever is earlier.

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

Financial Operations Overview

Revenues

Our revenues to date have been earned from manufactured products made to order for licensees, including Suboxone and Zuplenz, as well as revenue from our self-developed, self-commercialized proprietary product, Sympazan. Revenues are also earned from our product development services provided under contracts with customers.  These activities generate revenues in four primary categories: manufacturing and supply revenue, co-development and research fees, license and royalty revenue, and proprietary product sales, net.

Manufacture and Supply Revenue

Currently, we produce two licensed commercialized pharmaceutical products: Suboxone and Zuplenz. We are the exclusive manufacturer for these products. We manufacture based on receipt of purchase orders from our licensees, and our licensees have an obligation to accept these orders once quality assurance validates compliance of the manufactured product with agreed upon technical specifications. Under ASC 606, we record revenues once the manufactured product passes quality control inspections. Our licensees are responsible for all other aspects of commercialization of these products and the Company has no role, either direct or indirect, in our customers’ commercialization activities, including those related to marketing, pricing, sales and regulatory operations.

We expect future manufacture and supply revenue from licensed products to be based on volume demand for existing licensed products, and for manufacturing and supply rights under license and supply agreements for existing or new agreements for successful product development collaborations.

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

License and Royalty Revenue

We may realize licensing revenue from transfers of our licenses. For  licenses that do not require further development or other ongoing activities by us, our licensee has acquired the right to use the licensed intellectual property for self-development of their product candidate, for manufacturing, commercialization or other specified purposes upon the effective transfer of those rights, and related revenues are generally recorded at a point in time, subject to contingencies or constraints, if any. For licenses that may provide substantial value only in conjunction with other performance obligations to be provided by us, such as development services or the manufacture of specific products, revenues are generally recorded over the term of the license agreement. We also may earn royalties based on our licensees’ sales of products that use our intellectual property that are marketed and sold in the countries where we have patented technology rights.

Proprietary Product Sales, net

As we commercialize FDA approved proprietary CNS product candidates, we may directly sell such products to distributors of wholesale medical products in the United States, resulting in an additional and growing source of revenue. We commercialized our first proprietary CNS product, Sympazan, in December 2018.  We currently sell Sympazan through wholesalers for distribution through retail pharmacies. Additionally, we may choose to access non-domestic markets by contracting with a collaborator to commercialize our product candidates in certain foreign markets. To date, the only revenue generated from our self-developed and self-commercialized pharmaceutical products is from the sale of Sympazan in the United States.

Revenues from sales of proprietary product are recorded net of prompt payment discounts, wholesaler service fees, returns allowances, rebates and co-pay support redemptions, each of which are described in more detail in our 2019 Annual Report on Form 10-K. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale. The Company records these estimated amounts in connection with the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. The calculation of some of these items requires management to make estimates based on sales data, historical return data, contracts and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis.

Costs and Expenses

Our costs and expenses are primarily the result of the following activities: generation of manufacture and supply revenues; development of our pipeline of proprietary product candidates; and selling, general and administrative expenses, including pre-launch and post launch commercialization efforts related to our CNS product candidates, intellectual property procurement, protection, prosecution and litigation expenses, corporate management functions, medical and clinical affairs administration, public company costs, share-based compensation expenses and interest on our corporate borrowings. We primarily record our costs and expenses in the following categories:

Manufacture and Supply Costs and Expenses

Manufacture and supply costs and expenses are primarily incurred from the manufacture of our commercialized licensed pharmaceutical products and for our self-developed, self-commercialized approved proprietary product, including raw materials, direct labor and overhead costs, principally in our Portage, Indiana facilities.  Our material costs include the costs of raw materials used in the production of our proprietary dissolving film and primary packaging materials. Direct labor costs consist of payroll costs (including taxes and benefits) of employees engaged in production activities.  Overhead costs principally consist of indirect payroll, facilities rent, utilities and depreciation for leasehold improvements and production machinery and equipment. These costs can increase or decrease based on the costs of materials, purchased at market pricing, and the amount of direct labor required to produce a product, along with the allocation of fixed overhead, which is dependent on production volume.

We expect to continue to seek to rationalize and manage costs to reflect the declining production volumes of Suboxone.  Our unit production costs of manufacturing and supply increased in late 2019, resulting from the declining volume of Suboxone that began in 2019 and that continues to decline in 2020.  We expect our manufacture and supply expenses to decrease over the next several years due to the effects of lower Suboxone volume caused by competing generic products, modestly offset by the costs to manufacture our proprietary products, which began with the launch of Sympazan in December 2018.  In addition to our proprietary products coming online, we may add licensed products which may need additional resources to manufacture.  If such growth should occur for higher volume product opportunities such as Suboxone, we would incur increased costs associated with hiring additional personnel to support the increased manufacturing and supply costs arising from higher manufactured volumes from proprietary and licensed products.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities.  Research and development expenses primarily consist of:

•	employee-related expenses, including compensation, benefits, share-based compensation and travel expenses;

•
external research and development expenses incurred under arrangements with third parties, such as contract research organizations, investigational sites and consultants, including costs associated with preclinical and clinical activities and regulatory operations;

•	the cost of acquiring, developing and manufacturing clinical study materials; and

•	costs associated with preclinical and clinical activities and regulatory operations and activities.

We expect our research and development expenses to continue to be significant over the next several years as we continue to seek to obtain U.S. marketing access for our Libervant product candidate and continue to develop existing product candidates such as AQST-108, AQST-305 and others, and we identify and develop or acquire additional product candidates and technologies.  We may hire or engage additional skilled colleagues or third-parties to perform these activities, conduct clinical trials and ultimately seek regulatory approvals for any product candidate that successfully completes those clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits, share-based compensation, commercialization and marketing costs, and other related costs for executive, finance, selling and operational personnel. Other significant costs include facility and related costs not otherwise included in research and development expenses such as: professional fees for patent-related and other legal expenses, consulting, tax and accounting services; insurance; selling; market research; advisory board and key opinion leaders; depreciation; and general corporate expenses, inclusive of IT systems related costs.

A significant portion of selling, general and administrative expenses relate to the sales and marketing of our proprietary product, at this time Sympazan, which was launched in late 2018.  Sympazan is the precursor and compliment to the launch of Libervant if it is approved and granted U.S. marketing access.  We believe there is a very high degree of overlap and correlation between prescribers of Sympazan and the likely prescribers of an approved Libervant.  While Sympazan continues to grow, we will continue to rationalize its contribution to move towards profitability while continuing to introduce epilepsy prescribers and patients to Aquestive and PharmFilm technology in advance of the anticipated launch of Libervant.   The current commercial organization would begin the launch of Libervant, subject to its approval for U.S. marketing access, which cannot be assured, shortly after its approval.   Until any Libervant launch is certain, we do not plan to increase the costs of our commercial organization and will expect to continue to improve the efficiency of the Sympazan commercial investments.

Our general and administrative costs increased after 2017, at least partially as a result of becoming a public company, including costs related to accounting, audit, legal, regulatory and tax-related services required to maintain compliance with exchange listing and SEC regulations, director and officer insurance costs, and investor and public relations costs.  We continue to incur significant costs in seeking to protect our intellectual property rights, including significant litigation costs in connection with seeking to enforce our rights concerning third parties’ at-risk launch of generic products.

We will continue to manage our costs to appropriately reflect the declining Suboxone revenue, the marketing and sales costs related to Sympazan and other external factors affecting our business including the continuing impact of the COVID-19 pandemic, as we continue to focus on our core business:

•	Seeking to obtain the approval and subsequent launch of Libervant, subject to approval by the FDA for marketing in the U.S., which cannot be assured.

•
The continued development of AQST-108 along the 505(b)(2) pathway with PK clinical trials expected to begin in the third quarter of 2020, subject to any delays associated with the coronavirus pandemic; and

•	Growing the revenue contribution from Sympazan as a first step to position Aquestive in the epilepsy community.

Interest Expense

Interest expense consists of interest costs at a fixed rate of 12.5%, payable quarterly, related to our currently outstanding debt obligation at the face amount of $70,000, as well as amortization of related loan costs and the debt discount.  Our Senior Secured Notes are discussed in Note 13, 12.5% Senior Secured Notes, to our Condensed Consolidated Financial Statements and in Liquidity and Capital Resources.  Interest expense has increased based on additional borrowings under such Senior Secured Notes.

Interest Income

Interest income consists of earnings derived from an interest-bearing account. There is no minimum amount to be maintained in the account nor any fixed length of period for which interest is earned.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2020 and 2019

       We recorded revenue of $21,675 and $11,129 during the three-month periods ended June 30, 2020 and 2019, respectively, generating net losses of $2,334 and $20,472 for those three-month periods.

Revenues:
	Three Months Ended June 30,		Change
(In thousands, except %)	2020	2019	$	%
Manufacture and supply revenue	$7,259	$8,915	$(1,656)	(19%)
License and royalty revenue	12,928	424	12,504	NM
Co-development and research fees	266	1,019	(753)	(74%)
Proprietary product sales, net	1,222	771	451	59%
Total revenues	$21,675	$11,129	$10,546	95%

For the three-month period ended June 30, 2020, total revenues increased 95% or $10,546 to $21,675 compared to revenues of $11,129 for the same period in 2019. The change is primarily attributable to increases in license and royalty revenue and in proprietary product sales revenue, offset in part by decreases in manufacture and supply revenue and co-development and research fees.

Manufacture and supply revenue decreased approximately 19% or $1,656 to $7,259 for the three-month period ended June 30, 2020 compared to $8,915 realized during the same period in the prior year. This decrease is attributable to lower volume in 2020 partially offset by   increased pricing associated with our Suboxone product affecting the current period.   We expect Suboxone  to continue to experience market share erosion as generic competition continues to take more market share.  We continue to plan for the further erosion of this sunsetting product over time.

License and royalty revenue increased $12,504 to $12,928 for the three-month period ended June 30, 2020 compared to revenues of $424 from the prior year period. This change was primarily related to a $4,000 milestone earned upon the FDA approval on May 21, 2020 of Sunovion’s apomorphine sublingual film product (KYNMOBI ™).  Royalty revenue from Kynmobi aggregating $8,000 was recognized during the three months ended June 30, 2020 that did not occur during the same period in 2019, while royalty revenues earned on Suboxone and Zuplenz remained relatively flat year-over-year.  License fees are generally driven by transfer of rights, patent performance contingencies, specific FDA or other regulatory achievements, sales levels achievements or other contingencies and milestones, and will likely fluctuate significantly from quarter-to-quarter.

Co-development and research fees decreased 74% or $753 to $266 for the three-month period ended June 30, 2020 compared to $1,019 from the prior year period. The decrease was driven by the timing of the achievement of research and development performance obligations and are normally expected to fluctuate significantly from one reporting period to the next.

Proprietary product sales, net increased $451 or 59% to $1,222 for the three-month period ended June 30, 2020 compared to $771 during the prior year period due to increased Sympazan prescriptions written by CNS physicians and improved payor approval rates.

Expenses and Other:

	Three Months Ended June 30,		Change
(In thousands, except %)	2020	2019	$	%
Manufacture and supply	$3,539	$5,420	$(1,881)	(35%)
Research and development	3,847	8,151	(4,304)	(53%)
Selling, general and administrative	13,894	16,246	(2,352)	(14%)
Interest expense	2,747	1,937	810	42%
Interest income	(18)	(153)	(135)	(88%)

Manufacture and supply costs and expenses decreased 35% or $1,881 to $3,539 for the three-month period ended June 30, 2020 compared to $5,420 for the same period in 2019.  The decrease was driven by lower volumes of Suboxone in the 2020 period compared to 2019

Research and development expenses decreased 53% or $4,304 to $3,847 for the three-month period ended June 30, 2020 compared to $8,151 recorded during the prior year period. Research and development expenses are driven primarily by the timing of clinical trial activities associated with the Company’s pipeline.

Selling, general and administrative expenses decreased 14% or $2,352 to $13,894 for the three-month period ended June 30, 2020 as compared to $16,246 for the prior year period. The decrease was driven by careful management of expenses primarily in sales and marketing as well as factory overhead costs.

Interest expense increased 42% or $810 to $2,747 for the three-month period ended June 30, 2020 compared to $1,937 for the same period in 2019. This was the result of $20,000 of additional outstanding debt and related higher loan acquisition and discount costs associated with the issuance of our Senior Secured Notes in July 2019.  Prior to July 15, 2019, our interest expense was subject to fluctuations based on one-month LIBOR under the prior Perceptive Loan and was approximately 12% to 12.5%.  Our new Senior Secured Notes due 2025 issued on July 15, 2019 carry a 12.5% fixed interest rate per annum.

Interest income decreased 88% or $135 for the three-month period ended June 30, 2020, compared to the prior year period. This decrease is a result of lower interest rates and of investing lower net cash balances during 2020 compared to the same period in 2019.

Comparison of the Six-Month Periods Ended June 30, 2020 and 2019

We recorded revenue of $30,440 and $23,772 during the six-month periods ended June 30, 2020 and 2019, respectively, generating a net loss of $18,864 and $35,198 for those periods.

Revenues:

	Six Months Ended June 30,		Change
(In thousands, except %)	2020	2019	$	%
Manufacture and supply revenue	$14,175	$15,584	$(1,409)	(9%)
License and royalty revenue	13,354	5,046	8,308	165%
Co-development and research fees	529	1,789	(1,260)	(70%)
Proprietary product sales, net	2,382	1,353	1,029	76%
Total revenues	$30,440	$23,772	$6,668	28%

For the six-month period ended June 30, 2020, total revenues increased 28% or $6,668 to $30,440 compared to revenues of $23,772 for the same period in 2019. The change is primarily attributable to increases in license and royalty revenue and proprietary product sales revenue for Sympazan, offset in part by decreases in manufacture and supply revenue and in co-development and research fees.

Manufacture and supply revenue decreased approximately 9% or $1,409 to $14,175 for the six-month period ended June 30, 2020 compared to $15,584 recognized during the prior year period. This decrease is attributable to lower volume in 2020 partially offset by increased pricing associated with our Suboxone product affecting the current period.

License and royalty revenue increased 165% or $8,308 to $13,354 for the six-month period ended June 30, 2020 compared to revenues of $5,046 realized during the comparable prior year period. License fees were approximately even in the comparable periods. The 2020 period included a $4,000 milestone earned upon the FDA approval on May 21, 2020 of Sunovion’s KYNMOBI ™ product whereas the 2019 period included $4,250 in license and new patent fees derived from our licensed product Suboxone.  All further license fees due from Indivior have been suspended pending the outcome of litigation related to infringement claims against the generic products that have launched “at risk.”   In the 2020 period, royalty revenue increased significantly from $8,000 of Kynmobi royalties recognized upon the approval of Kynmobi while royalty revenues earned on Suboxone and Zuplenz slightly increased year-over-year.

Co-development and research fees decreased 70% or $1,260 to $529 for the six-month period ended June 30, 2020 compared to $1,789 during the prior year period. The decrease was driven by the timing of the achievement of research and development performance obligations, both of which are normally expected to fluctuate significantly one reporting period to the next.

Proprietary product sales, net increased 76% or $1,029 during the six-month period ended June 30, 2020 to $2,382, compared to the same prior year period of $1,353. Acceptance within medical and patient communities has steadily continued to improve following Sympazan’s launch in December 2018.

Expenses and Other:

	Six Months Ended June 30,		Change
(In thousands, except %)	2020	2019	$	%
Manufacture and supply	$7,198	$8,926	$(1,728)	(19%)
Research and development	8,201	12,454	(4,253)	(34%)
Selling, general and administrative	28,507	34,154	(5,643)	(17%)
Interest expense	5,518	3,863	1,655	43%
Interest income	(120)	(427)	(307)	(72%)

Manufacture and supply costs and expenses decreased 19% or $1,728 to $7,198 for the six-month period ended June 30, 2020 compared to $8,926 for the same period in 2019. The decrease was driven by lower volumes of Suboxone in the 2020 period compared to 2019.

Research and development expenses decreased 34% or $4,253 to $8.201 for the six-month period ended June 30, 2020 compared to $12,454 for the same prior year period.    Research and development expenses are driven primarily by the timing of clinical trial activities associated with the Company’s pipeline.

Selling, general and administrative expenses decreased 17% or $5,643 to $28,507 for the six-month period ended June 30, 2020 compared to $34,154 for the same prior year period. The decrease was driven by careful management of expenses primarily in sales and marketing as well as factory overhead costs.

Interest expense increased 43% or $1,655 to $5,518 for the six-month period ended June 30, 2020 compared to $3,863 for the same period in 2019, primarily from higher debt balances starting in the third quarter 2019. Prior to July 15, 2019, our interest expense was subject to fluctuations based on one-month LIBOR.  Our new Senior Secured Notes due 2025 issued on July 15, 2019 carry a 12.5% fixed interest rate per annum, with an increased principal amount outstanding thereunder.

Interest income decreased 72% or $307 for the six-month period ended June 30, 2020, compared to the same prior year period. This decrease is a result of lower interest rates and of investing lower net cash balances during 2020 compared to the same period in 2019.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in January 2004, we have incurred significant losses and as of June 30, 2020, we have a net stockholders’ deficit of $21,388. We have funded our operations primarily with equity and debt financings, with gross margins from sales of commercialized licensed products, and with milestone and royalty payments from our co-development licensees.

We generate revenue from licensed products and proprietary product sales, net, certain product development and licensing agreements and related activities, but the costs to generate these revenues and the costs and expenses of our proprietary CNS and complex molecule development programs, related commercialization efforts, patent procurement, protection and prosecution initiatives and interest expenses have resulted in the $149,338 deficit we have accumulated from inception.

We had $25,422 in cash and cash equivalents as of June 30, 2020. We have no committed sources of capital.

Equity Offering and Debt Refinancing

On December 17, 2019, we completed an underwritten equity offering of 8,050,000 shares of common stock pursuant to our S-3 Registration Statement, including exercise of the underwriter’s over-allotment option, resulting in gross proceeds of approximately $40,250 before underwriter discounts and other costs and expenses. Net proceeds were $37,835.

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

The additional Senior Secured Notes can be issued if we satisfy certain conditions and achieve certain milestones related to the filing and approval of our epilepsy product candidate Libervant and there are available purchasers for the additional Senior Secured Notes.  Specifically, on or prior to March 31, 2021, we may issue an additional $10,000 aggregate principal amount of the Senior Secured Notes if we filed a new drug application for our candidate Libervant with the FDA prior to that date, provided we have obtained the written consent of the holders of a majority in aggregate principal amount  outstanding under the Notes in their discretion, which cannot be assured (first reopener) and, on or prior to March 31, 2021, up to an additional $30,000 (less the amount of any first reopener additional Senior Secured Notes issued by us) if the Company obtains approval from the FDA to market Libervant in the U.S. prior to that date.  There can be no assurance that such additional financing will be consummated.

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

Under the Indenture, we have the right to monetize our royalty and milestone interests in our licensed product, Kynmobi.  Upon any such monetization we are required to offer to purchase each holder’s Notes on a pro rata basis at a repurchase price in cash equal to 112.5% of the principal amount of such Notes, plus accrued interest and unpaid interest, if any, thereon to the repurchase date.  The maximum amount that can be offered for repurchase is $40,000 or $50,000 if the first reopener has been issued and funded.  The amount of Senior Secured Notes repurchased will be at the discretion of the holders of the Notes.  See Note 13, 12.5% Senior Secured Notes, to our Condensed Consolidated Financial Statements.  To the extent that the holders of the Notes do not elect repayment of the debt in connection with any such monetization, the amount not elected up to $40 million (or $50 million if the first reopener has been funded) is required to be held in a collateral account until Libervant is approved by the FDA to be marketed in the U.S.

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

In connection with this financing, we issued to the holders of the Notes, Warrants to purchase up to an aggregate of 2,000,000 share of common stock at a price of $4.25 per Warrant.  Warrants for 428,571 of common shares were exercised in December 2019 generating proceeds of $1,829.  The Company registered the Warrants and associated shares as part of our S-3 Registration Statement.  There were no Warrants exercised in the six-month period ended June 30, 2020.

Credit Agreement and Guaranty

  On August 16, 2016, we entered into a Credit Agreement and Guaranty with Perceptive Credit Opportunities Fund (“Perceptive”), which we amended on May 21, 2018, or, as so amended, the Loan Agreement. At closing of the Loan Agreement, we borrowed $45,000 under the Loan Agreement and were permitted to borrow up to an additional $5,000 within one year of the closing date based on achievement of a defined milestone. In March 2017, we met our performance obligations under the terms of the Loan Agreement and received the remaining $5,000 available to us under the Loan Agreement. Proceeds under the Loan Agreement were used to repay an existing debt obligation of $37,500, with the balance available for general corporate purposes. The loan from Perceptive was originally scheduled to mature on August 16, 2020.

Upon the consummation of our IPO, the maturity date of the Loan Agreement was extended to December 16, 2020. The loan bore interest, payable monthly, at one-month LIBOR plus 9.75%, subject to a minimum rate of 11.75%. The loan was interest-only through April 2019, as amended.  Also, upon the closing of the IPO, Perceptive received 863,400 shares of common stock issuable pursuant to the automatic exercise of warrants for a total exercise price of $116.  In July 2019, in connection with out issuance of our Senior Secured Notes (see above) we repaid all outstanding amounts due under the Loan Agreement with Perceptive.

Federal Paycheck Protection Loan

In April 2020, we received a $4,800 loan under the Federal Paycheck Protection Program (“PPP”) created under the CARES Act. In response to revised eligibility guidelines announced by the U.S. Small Business Administration shortly thereafter, we repaid this loan in full on May 4, 2020.

Cash Flows

Six-Month Periods Ended June 30, 2020 and 2019

(in thousands)	2020	2019
Net cash (used for) operating activities	$(23,634)	$(34,846)
Net cash (used for) investing activities	(243)	(486)
Net cash (used for) financing activities	(27)	(3,102)
Net decrease in cash and cash equivalents	$(23,904)	$(38,434)

Net Cash (Used for) Operating Activities

Net cash used for operating activities for the six-month period ended June 30, 2020 was $23.634.  The use of cash can be understood as represented by three major factors: (1) our net loss of $18,864, (2) increase in operating assets and liabilities of $11,107 partially offset by (3) non-cash operating expenses. The non-cash operating expenses of $6,337 primarily resulted from $3,625 of share-based compensation expense recorded in the six months ended June 30, 2020.  Other significant components included non-cash charges of $2,712 related to depreciation and amortization of debt issuance costs.

Net cash used for operating activities for the six-month period ended June 30, 2019 was $34,846.  The use of cash can be understood as represented by three major factors: (1) our net loss $35,198, (2) decrease in operating assets and liabilities of $5,822 partially offset by (3) non-cash operating expenses.  The non-cash operating expenses of $6,174 primarily resulted from $3,330 of share-based compensation expense recorded in the six months ended June 30, 2019.  Other significant components included non-cash charges of $2,844 related to depreciation and amortization of debt issuance costs.

Cash used by operations improved in 2020 compared to 2019 comparable periods due to management of costs and expenses in 2020 to focus on key priorities outlined previously in the MD&A.

Net Cash (Used for) Investing Activities

Net cash used for investing activities was $243 for the six-month period ended June 30, 2020 compared to $486 for the six-month period ended June 30, 2019.  This decrease in net cash used for investing activities was primarily attributable to timing of capital expenditures for plant and equipment purchases.

Net Cash (Used for) Financing Activities

Net cash used for financing activities was $27 for the six-month period ended June 30, 2020 compared to $3,102 for the six-month period ended June 30, 2019.  The cash used in 2020 is a result of payment for withholding taxes on share-based compensation offset, in part by proceeds received from employees participating in the Company’s Employee Stock Purchase Plan.  The cash used in 2019 is a result of the payment of withholding taxes associated with tax reimbursement payments from the share-based compensation recorded during 2018 and a $550 loan principal repayment to Perceptive Credit partially offset by $112 proceeds received under the ESPP program.

Funding Requirements

We expect that our existing cash and cash equivalents combined with our anticipated revenue from our licensed product activities, including expected milestone payments, other co-development payments and royalty payments, manufacturing and supply revenues at anticipated levels, sales of our proprietary product at anticipated levels, cash on hand, expense management initiatives at anticipated levels, potential future monetization of certain royalty streams or other license rights for Kynmobi (subject to all conditions and requirements under the Senior Secured Notes Indenture and subject to acceptable market conditions, timing, structure and terms), and subject to satisfaction of all conditions to and requirements for further issuances of our Senior Secured Notes, and assuming available purchasers thereof, potential additional proceeds from future issuances of additional Senior Secured Notes, and, if needed, and available to the Company, further access to the capital markets, including under our shelf registration statement filed with the SEC and declared effective September 17, 2019, will be adequate to fund our expected cash requirements for the next 12 months.  We have based this expectation on assumptions that could change, or prove to be inaccurate, and additionally, we could utilize our available financial resources sooner than we currently expect.

In addition, the global coronavirus pandemic continues to rapidly evolve.  The extent to which the coronavirus pandemic may impact our business, financial results, liquidity and potential cash resources (including access to debt and equity markets including any potential monetization transaction) will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

The key assumptions underlying our funding expectations for the next 12 months include:

●	current cash balances;

●	continued revenue from our proprietary and licensed products at planned levels;

●
our ability to monetize royalty streams related to Kynmobi at anticipated levels, which cannot be assured (and which is subject to conditions and requirements under the Indenture for our 12.5% Senior Secured Notes including note repurchase obligations at 112.5% of principal amount of such repurchased notes and accrued and unpaid interest thereon, at the option of the holders, and cash collateral account requirements (see “12.5% Senior Secured Notes” above) and to acceptable market conditions, timing, structure and terms which cannot be assured);

●	access to the capital markets if and at the time needed for any necessary future funding, including any potential monetization of the Kynmobi royalties;

●	continuing review of our cost structure and cost and expense reductions consistent with our anticipated revenues and funding;

●
our ability to potentially issue and assuming available purchasers of, additional Senior Secured Notes in an aggregate amount up to $30,000 principal amount under the Indenture, based on satisfying certain conditions related to our Libervant product candidate and other requirements which we cannot assure (see “12.5% Senior Secured Notes” above);

●
continued funding of appropriate commercialization costs for Sympazan, our first proprietary product launched in December 2018 and continued funding of our development and, subject to FDA approval to market Libervant in the U.S., commercialization of our product candidate Libervant and our other proprietary product candidates;

●	the infrastructure and administrative costs to support being a public company;

●	continued compliance with all covenants under our Senior Secured Notes, and

●	absence of significant unforeseen cash requirements.

We commercially launched our first proprietary product Sympazan in late 2018, and this product’s net revenue continues to grow as expected.  Because of the short duration of time since its initial launch, we currently spend more on commercialization costs then we receive in net revenue for Sympazan, and we expect this to be the case throughout 2020, the second full year after initial launch.  Sympazan is our precursor to Libervant and enables the epilepsy and neurology community to become familiar with our Company and our PharmFilm® technology in advance of a launch of Libervant subject to approval by the FDA for U.S. marketing access, which cannot be assured.  For our commercialization efforts to continue to be successful we must continue to train, deploy and further develop an effective sales and marketing organization and infrastructure.  To become and remain profitable we must continue to develop, obtain timely regulatory approval of, and successfully commercialize or otherwise out-license or monetize, those of our proprietary products and product candidates that we believe will have the most market potential and commercial success.  We may encounter difficulties and delays in the regulatory approval process for our drug candidates, including Libervant, and our commercialization efforts may take longer to achieve than planned.  Our business or operations may change and we may also encounter unanticipated or unbudgeted events or expenses that may require cash resources more rapidly than planned.  We are unable to determine or forecast with certainty when or if we will achieve or sustain profitability.  The uncertainties associated with the coronavirus pandemic increase these risks.

We expect to continue to manage business costs to appropriately reflect the declining state of Suboxone revenues, the marketing and sales costs related to Sympazan, the outcome of any Kynmobi monetization and other external factors affecting our business including the uncertainties associated with the coronavirus pandemic, as we continue to focus on the core drivers of value for our stockholders.  We will continue to invest and devote financial resources to our ongoing product development activities in support of Libervant and AQST-108.  We expect to continue to seek to rationalize our costs as Suboxone revenue declines and to extend our capital runway.  Additionally, we expect to seek to conservatively manage our pre-launch spending as to both timing and level relating to Libervant, including seeking to rationalize the costs associated with marketing and selling Sympazan.  In this regard, absent spending on launch activities for Libervant we expect to spend less on commercialization in 2020 compared to 2019.  Even as such, we expect to continue to incur losses and negative cash flows and therefore we expect to be dependent upon external financing and funding to achieve our operating plan.

Our cash resources on hand are not sufficient by themselves to fund our expected development, commercialization and other operations and activities, and we expect to continue to require external sources of funding and capital to develop and seek regulatory approval of our product candidates and for the commercialization of our approved products.  The amount and timing of our future requirements, both short-term and long-term, will depend on many factors, including:

●	Our ability to achieve successful commercialization growth of our proprietary product Sympazan and the cost and timing of our future commercialization activities;

●
Continued revenues at planned levels from our manufacture and sale of branded Suboxone to Indivior and continued market acceptance of such branded product, without any sales of the authorized generic version of Suboxone;

●
Achieving net proceeds from any potential monetization transaction, in one or more transactions of all or part of the expected revenue streams from Kynmobi at expected levels, subject to our requirements for use of certain proceeds of any such monetization for our obligations under our 12.5% Senior Notes, and subject to acceptable market conditions, timing, structure and terms, which cannot be assured;

●
Achieving U.S. marketing regulatory approval in the time period we have anticipated, or at all, for our product candidate Libervant which has been part of our business plan and strategy.  We completed the filing of our NDA for Libervant with the FDA in the fourth quarter of 2019, and the FDA has granted a PDUFA goal date of September 27, 2020. We are seeking to demonstrate “clinical superiority” as a major contribution to patient care although there can be no assurance, we will obtain approval for U.S. marketing access;

●
Continuing significant costs in seeking to protect our intellectual property rights, including significant litigation costs in connection with seeking to enforce our rights concerning third parties’ at-risk launch of generic products;

●	Patient and physician acceptance of and our ability to obtain adequate reimbursement for our products which we commercialize;

●	The effect of competing products, including generic products, on our commercialized and licensed products, including Suboxone;

●	All other costs of executing our business plan and absence of unforeseen cash requirements; and

●	The risks and uncertainties associated with the coronavirus pandemic.

The sufficiency of our short-term and longer-term liquidity is directly impacted by our level of operating revenues and our ability to achieve our operating plan for revenues, regulatory approval in the time period planned of our late-stage proprietary products and our ability to monetize in the time planned our royalty streams or other license rights.  We also are entitled to further potential milestones, royalty and other payments under our Indivior Supplemental Agreement, which are suspended and may only be reinstated if Indivior successfully adjudicates  the related patent infringement litigation, and there is no assurance when or if any such payments may be due.  Our operating revenues have fluctuated in the past and can be expected to fluctuate in the future.  We expect to incur significant operating losses and negative cash flows for the foreseeable future, and we have a significant level of debt on which we have substantial ongoing debt repayment and debt service obligations.  A substantial portion of our current and past revenues has been dependent upon our licensing, manufacturing and sales with one customer, Indivior, which is expected to continue while we commercialize our own proprietary products and it could take significantly longer than planned to achieve anticipated levels of cash flows to help fund our operations and cash needs from sales of our proprietary products other than Suboxone.

Management will continue to monitor the Company’s cash requirements and liquidity, including expected revenue from manufacture and supply sales and proprietary sales, expected license and milestone revenues, any available proceeds from any potential monetization of royalty streams or other license rights including from Kynmobi, any future potential issuances of additional Senior Secured Notes under the Indenture, reduction in cash spend, net proceeds of future equity financing, if needed and available to it, which cannot be assured, or other future access to the capital markets under our shelf registration statement filed with the SEC and effective September 17, 2019 or other potential available sources of liquidity and, if management believes operating results and the above funding sources are not sufficient or available for existing or projected cash requirements, management will seek to take further steps intended to improve the Company’s financial position and liquidity, such as by modifying our operating plan, further adjusting the timing of and reducing the scope of our development activities, seeking to manage costs and adjusting cash spend, and evaluating and pursuing other potential opportunities to obtain additional liquidity.

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

To the extent we raise additional funds by issuance of equity securities, our stockholders would experience further dilution and the terms of these securities could include liquidation of other preferences (if and to the extent permitted under the Senior Secured Notes Indenture) that would adversely affect our stockholders’ rights.  Our ability to secure additional equity financing could be significantly impacted by numerous factors including our operating performance and prospects, positive or negative developments in the regulatory approval process for our proprietary products, timely achievement of regulatory approval of our late-stage proprietary products, our existing level of debt which is secured by substantially all our assets, restriction under our Senior Secured Note Indenture, and general market conditions, and there can be no assurance that we will continue to be successful in raising capital or that any such needed financing will be available, available on favorable or acceptable terms or at the times or in the amounts needed.  Additionally, while the potential economic impact brought on by and the duration of the coronavirus pandemic is difficult to assess or predict, the significant impact of the coronavirus pandemic on the global financial markets, and on our own stock trading price, may reduce our ability to access additional capital, which would negatively impact our short-term and longer-term liquidity.

We may potentially monetize royalty streams from Sunovion Pharmaceuticals, Inc.’s Kynmobi (and subject to the conditions and requirements under the Indenture for our 12.5% Senior Secured Notes including our note repurchase obligations at the option of the holders and cash collateral obligations, and subject to acceptable market conditions, timing, structure and terms), but we cannot assure any such royalty streams or monetization or the net available amount thereof.

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

 To the extent that we raise additional funds through collaborative, strategic alliances or licensing arrangements with third -parties, it may be necessary to relinquish (subject to required consent under our Indenture for the disposition or transfer of assets other than relating to Kynmobi) valuable rights to our intellectual property or future revenue or grant licenses on terms that are not favorable to us or that we may not otherwise consider relinquishing or granting, including rights to future product candidates.  In addition, payments made by potential collaborators or licensors generally will depend upon our achievement of negotiated development and regulatory milestones.  Failure to achieve these milestones may harm our future liquidity and funding position.  We may not be able to raise additional capital or other funding on terms acceptable to us, or at all, and any failure to raise additional capital or other funding as an when needed for our cash requirements would have a negative impact on our business prospects and financial condition and our ability to execute and achieve our business plan and cause us delay or curtail our operations until such funding is received.

If adequate funds are not available for our short-term or longer-term liquidity needs and cash requirements as and when needed, we may be required to reduce staff, further delay, significantly scale back, or discontinue some or all of our current or planned research and development programs and clinical and other product development activities, or reduce our planned commercialization efforts and otherwise significantly reduce our other spend and adjust our operating plan, and we would need to seek to take other steps intended to improve our liquidity.  We also may be required to evaluate additional licensing opportunities, if any become available, of our proprietary product candidate programs that we currently plan to self-commercialize or explore other potential liquidity opportunities or other alternative or options or strategic alternatives, although we cannot assure that any of these actions would be available or available on reasonable terms.

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

Prior to July 15, 2019, our exposure to market risk due to changes in interest rates related primarily to the increase or decrease in the amount of interest expense from fluctuations in one-month LIBOR associated with our debt facility.  For each 1% increase in one-month LIBOR in excess of the floor of 2%, our annual interest expense would have increased by approximately $500,000.  However, our Senior Secured Notes carry a 12.5% fixed interest rate per annum, thereby eliminating market risk due to changes in interest rates.  Our cash and cash equivalents are maintained in FDIC protected accounts with no exposure to material changes in interest rates. At June 30, 2020, our interest rate on deposited cash was 0.23%.  We do not purchase, sell or hold derivatives or other market risk sensitive instruments to hedge interest rate risk or for trading purposes.  Further, we do not invest in any common stock or debt instruments that have been affected by the global COVID-19 outbreak which has resulted in material market movements during the quarter ended June 30, 2020.

Our accounts receivables are concentrated predominantly with Indivior and also at June 30, 2020, Sunovion.  With the launch of Sympazan in 2018, our concentration with three large national wholesalers of pharmaceutical products is not significant presently but may become so in future periods should Sympazan sales increase and should other pipeline products become approved by the FDA and become distributed through these three regional, or other, wholesalers. In the event of non-performance or non-payment by either Indivior or the wholesalers, there may be a material adverse impact on our financial condition, results of operations or net cash flow.

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

As of June 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) under the Exchange Act).  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Of these, cases against three of the six generic companies have been resolved.

●	Mylan and Sandoz settled without a trial. Sandoz withdrew all challenges and became the distributor of the authorized generic products.

●	All cases against Par were resolved pursuant to a May 2018 settlement agreement between the Company, Indivior, and Par and certain of its affiliates.

●
Actavis was found to infringe Patent No. 6,603,514, or the ’514 patent, and cannot enter the market until the expiration of the patent in 2024, and the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) affirmed that ruling on July 12, 2019.

●
DRL and Alvogen were found not to infringe under a different claim construction analysis, and the Federal Circuit affirmed that ruling on July 12, 2019. Teva has agreed to be bound by all DRL adjudications.

Subsequent to the above, all potential generic competitors without a settlement agreement were also sued for infringement of two additional new patents that contain new claims not adjudicated in the original Delaware District Court case against DRL and Alvogen.  On July 12, 2019, the Federal Circuit affirmed the decisions from the previously decided cases.  The remaining case against Actavis was dismissed in light of the infringement ruling above, which prevents Actavis from entering the market until 2024.  The case(s) against the remaining defendants regarding the additional asserted patents have not been finally resolved.  A Markman hearing in the cases against Dr. Reddy’s and Alvogen, which is pending in the United States District Court for the District of New Jersey (the “New Jersey District Court”), was held on October 17, 2019.  On November 5, 2019, District Judge McNulty of the New Jersey District Court issued a Markman opinion construing the disputed terms of the asserted patents. On January 9, 2020, the New Jersey District Court entered a stipulated order of non-infringement of one of the patents, Patent No. 9,931,305, or the ’305 patent, based on the Federal Circuit Court’s claim construction ruling, and we and Indivior preserved our rights to appeal the claim construction ruling. On November 19, 2019, Magistrate Judge Waldor of the New Jersey District Court issued an order granting DRL and Alvogen’s requests to file amended answers to add antitrust counterclaims against us and Indivior.  We and Indivior appealed the Magistrate Judge’s decision to District Judge McNulty on December 4, 2019, and DRL and Alvogen opposed the appeal. The parties are awaiting further action from the New Jersey District Court on the appeal. On January 17, 2020, we filed a motion to dismiss DRL’s and Alvogen’s antitrust counterclaims for failure to state a claim and DRL and Alvogen opposed the motion. The parties are awaiting further action from the New Jersey District Court on the motion to dismiss.  On June 3, 2020, the court issued an order setting a schedule for ongoing fact discovery, expert discovery, and dispositive motions.  The schedule currently sets the close of fact discovery for October 20, 2020, with expert discovery continuing through the end of April 2021.  The schedule also sets the deadline for filing dispositive motions for May 18, 2021.  No trial date has been set in those cases.  We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, is any, in this matter.

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

We are also seeking to enforce our patent rights in multiple cases against BioDelivery Sciences International, Inc. (“BDSI”). Three cases are currently pending but stayed in the U.S. District Court for the Eastern District of North Carolina (the “Eastern District of North Carolina Court”):

●
The first, a declaratory judgment action brought by BDSI against Indivior and Aquestive, seeks declarations of invalidity and non-infringement of U.S. Patents Nos. 7,897,080 8,652,378 and 8,475,832. This case is stayed.

●
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

●
On January 13, 2017, we also sued BDSI asserting infringement of the ’167 patent by BDSI’s Belbuca product and seeking an injunction and potential monetary damages.  On August 7, 2019, the Eastern District of North Carolina Court granted BDSI’s motion to dismiss the Complaint without prejudice and denied BDSI’s motion to stay as moot.  On November 11, 2019, we filed a new Complaint against BDSI in the Eastern District of North Carolina Court.  On November 27, 2019, BDSI filed a motion to stay the case pending BDSI’s appeal of the PTAB’s remand decisions, and we opposed the motion.   The Eastern District of North Carolina Court denied BDSI’s motion to stay on April 1, 2020.  BDSI’s appeal of the PTAB’s remand decisions to the United State Court of Appeals for the Federal Circuit was docketed on March 13, 2019, and on March 20, 2019, we moved to dismiss the appeal for lack of jurisdiction.  On August 29, 2019, the Federal Circuit granted the motion to dismiss BDSI’s appeal.  On September 30, 2019, BDSI filed a petition for rehearing in the Federal Circuit en banc, which we opposed.  The Federal Circuit denied BDSI’s petition for rehearing en banc on January 13, 2020. On June 11, 2020, BDSI filed a petition for writ of certiorari at the Supreme Court of the United States.  The petition is scheduled for consideration at the Court’s September 29, 2020 conference, at which time the Court will decide whether to accept BDSI’s petition for review of the Federal Circuit’s dismissal of BDSI’s appeal.  After the Federal Circuit denied BDSI’s petition, on January 13, 2020, BDSI filed with the Eastern District of North Carolina Court a motion to dismiss the Complaint, and we opposed the motion on February 2, 2020.   The Eastern District of North Carolina Court denied BDSI’s motion to dismiss and its motion to stay on April 1, 2020.  On April 16, 2020, BDSI filed an Answer to the Complaint, including counterclaims for non-infringement, invalidity, and unenforceability of the ’167 patent.   On May 7, 2020, Aquestive filed a motion to dismiss BDSI’s unenforceability counterclaim and a motion to strike BDSI’s corresponding affirmative defenses for failure to state a claim for inequitable conduct under the heightened pleading standard applicable to such claims and defenses.  Rather than oppose Aquestive’s Motion to Dismiss, on May 28, 2020, BDSI amended its counterclaims and filed an Answer and Amended Counterclaims, which included additional allegations in support of BDSI’s unenforceability counterclaim.  On June 25, 2020, Aquestive filed a Motion to Dismiss BDSI’s Amended Counterclaim for unenforceability and a Motion to Strike BDSI’s corresponding affirmative defense of unenforceability again for failure to state a claim under the applicable heightened pleading standard.  BDSI’s filed its opposition to Aquestive’s Motion to Dismiss and Strike on July 16, 2020.  Aquestive filed its Reply to BDSI’s Opposition on July 30, 2020.

Antitrust Litigation

On September 22, 2016, forty-one states and the District of Columbia, or the States, brought suit against Indivior and us in the U.S. District Court for the Eastern District of Pennsylvania, alleging violations of federal and state antitrust statutes and state unfair trade and consumer protection laws relating to Indivior’s launch of Suboxone Sublingual Film in 2010 and seeking an injunction, civil penalties, and disgorgement. After filing the suit, the case was consolidated for pre-trial purposes with the In re Suboxone (Buprenorphine Hydrochloride and Naloxone) Antitrust Litigation, MDL No. 2445, or the Suboxone MDL, a multidistrict litigation relating to putative class actions on behalf of various private plaintiffs against Indivior relating to its launch of Suboxone Sublingual Film. While we were not named as a defendant in the original Suboxone MDL cases, the action brought by the States alleges that we participated in an antitrust conspiracy with Indivior in connection with Indivior’s launch of Suboxone Sublingual Film and engaged in related conduct in violation of federal and state antitrust law. We moved to dismiss the States’ conspiracy claims, but by order dated October 30, 2017, the Court denied our motion to dismiss. We filed an answer denying the States’ claims on November 20, 2017. The fact discovery period closed July 27, 2018, but the parties agreed to conduct certain fact depositions in August 2018.  The expert discovery phase closed May 30, 2019, but additional reports and depositions were conducted through August 1, 2019.  Daubert briefing is ongoing.  The remainder of the case schedule, including summary judgment briefing, is stayed pending resolution of Indivior’s appeal of the District Court’s class certification ruling in a co-pending multi-district litigation to which we are not a party. On July 28, 2020, the U.S. Court of Appeals for the Third Circuit issued its opinion affirming the District Court’s order certifying the class.  This ruling may result in a resumption of the pre-trial proceedings in this case. We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate, or range of estimate, of the possible outcome or loss, if any, in this matter.

California Complaint

On December 5, 2019, Neurelis Inc. (“Neurelis”) filed a complaint against Aquestive in the Superior Court of California, County of San Diego alleging Unfair Competition, Defamation, and Malicious Prosecution related to the Company’s pursuit of FDA approval for Libervant™. Neurelis filed a First Amended Complaint on December 9, 2019, alleging the same three causes of action.  The Company filed a Motion to Strike Neurelis’s Complaint under California’s anti-SLAPP (“strategic lawsuit against public participation”) statute on January 31, 2020, which Neurelis is expected to oppose.  Neurelis filed a motion for leave to file a Supplemental Complaint on February 5, 2020, which we will oppose.  On February 5, 2020, Neurelis filed a Motion for Leave to File a Supplemental Complaint (“Motion”).  On June 5, 2020, Neurelis filed a Motion for Limited Discovery related to Aquestive’s anti-SLAPP motion.

The court previously scheduled a hearing on both Aquestive’s anti-SLAPP Motion and on Neurelis’s Motion for April 24, 2020.  However, on April 3, 2020, in response to the COVID-19 pandemic, the court issued an order continuing all hearings scheduled through April 30, 2020.  The court held ultimately a telephonic status conference on June 25, 2020 to determine a schedule for hearing the pending motions.  During that status conference, the court set Aquestive’s anti-SLAPP motion for hearing on July 24, 2020.  The court also declined Neurelis’s request to hear its Motion and its Motion for Limited Discovery.  Neurelis filed its response to Aquestive’s anti-SLAPP Motion on July 13, 2020, and we filed our reply on July 17, 2020.   The parties are awaiting further action from the court regarding a new hearing date.  We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate, or range of estimate, of the possible outcome or loss, if any, in this matter.

Item 1A.	Risk Factors

In light of continuing developments relating to the COVID-19 global pandemic, the Company is supplementing the risk factors previously disclosed in Item 1A of its 2019 Annual Report on Form 10-K  to include the following risk factor under the heading “Risks Related to our Business Operations and Industry”:

Our business may be adversely affected by the ongoing coronavirus pandemic.

Beginning in late 2019, the outbreak of   COVID-19, has evolved into a global pandemic.  Depending upon the length and severity of the pandemic or any resurgence, which cannot be predicted, we may experience disruptions that could materially and adversely impact our business including:

●
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

●
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

●
We have closed our business office and requested most of our colleagues located there to work from home, restricted full-time on-site staff generally to those colleagues who must perform essential activities on-site and implemented staggered schedules for full-time on-site staff in our research and development laboratory in order to reduce risk of transmission.  Our increased reliance on colleagues and other third parties on whom we rely working from home or having health issues may negatively impact productivity and has limited our in-person commercialization activities for our existing approved proprietary product and would limit commercial launch activities for any new approved product, or disrupt, delay, or otherwise adversely impact our business.  In addition, this could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.  Our colleagues conducting research and development activities might not be able to access our laboratory or manufacturing facilities for an extended period of time as a result of any further closure of our facilities as well as the possibility of further governmental restrictions.  As a result, this could delay timely completion of pre-clinical activities, including completing Investigational New Drug (IND)/Clinical Trial Application (CTA) enabling studies or our ability to select future development candidates, and initiation of clinical or other of our development programs and production and delivery of our products.

●
The FDA and comparable foreign regulatory agencies may experience disruptions, have slower response times or be under-resourced to continue to monitor our clinical trials or to conduct required activities and review of our product candidates seeking regulatory review and such disruptions could materially affect the development, timing and approval of our product candidates.

●
The coronavirus pandemic may impact the requirements of our customers and growth of our approved products.  For example, Indivior, our significant customer for Suboxone, had announced that it anticipated coronavirus impact on its product sales. We cannot predict the likely potential adverse impact of the coronavirus pandemic on the requirements for orders of our approved products Suboxone and Sympazan.  We also have experienced in one instance, and could in the future experience, extended customer payment cycles.

●
As a result of concerns caused by the continuing effects of the coronavirus, we may face issues and investor concerns in raising capital through sales of our common stock or other securities, or in seeking to monetize our licensed royalty and milestone rights.  In addition, a recession, depression or other sustained adverse market event could materially and adversely affect the financial markets, our business, the value of our common stock and our ability to obtain on favorable terms, or at all, equity or debt financing or any potential monetization of our royalty streams.

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

Please also refer to the complete Item 1A of the Company’s 2019 Annual Report on Form 10-K   for additional risks and uncertainties facing the Company, any of which risks and uncertainties may be further heightened by the coronavirus pandemic and have a material adverse effect on the Company’s business prospects, financial condition, results of operations, liquidity and available capital resources.

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

Aquestive Therapeutics, Inc. (REGISTRANT)

Date:	August 4, 2020	/s/ Keith J. Kendall
Keith J. Kendall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2020	/s/ John T. Maxwell
John T. Maxwell
Chief Financial Officer
(Principal Financial Officer)