Form 10-K
period 2020-12-31
Aquestive Therapeutics, Inc.
filed 2021-03-09
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $102.3 million based on the closing price of the registrant’s common stock on such date.

The number of outstanding shares of the registrant’s par value $0.001 common stock as of the close of business on March 5, 2021 was 36,213,969.

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2021 Annual Meeting of Shareholders within 120 days of the end of its fiscal year ended December 31, 2020.  Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of Libervant™ and AQST-108-SF through the regulatory and development pipeline; the focus on growing the Company’s commercial sales of Sympazan® and continuing to manufacture Suboxone® and other licensed products; the ability to address the concerns identified in the FDA’s Complete Response Letter dated September 25, 2020 regarding the New Drug Application for Libervant and obtain FDA approval of Libervant for U.S. market access; clinical trial timing and plans for AQST-108-SF; the 2021 financial outlook; and business strategies, market opportunities, and other statements that are not historical facts.  These forward-looking statements are also subject to the uncertain impact of the COVID-19 global pandemic on our business including with respect to our clinical trials including site initiation, patient enrollment and timing and adequacy of clinical trials; on regulatory submissions and regulatory reviews and approvals of our product candidates; pharmaceutical ingredients and other raw materials supply chain, manufacture and distribution; sale of and demand for our products; our liquidity and availability of capital resources, customer demand for our products and services; customers’ ability to pay for goods and services; and ongoing availability of an appropriate labor force and skilled professionals.  Given these uncertainties the Company is unable to provide assurance that operations can be maintained as planned prior to the COVID-19 pandemic.

These forward-looking statements are also based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Such risks and uncertainties include, but are not limited to, risks associated with the Company’s development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials and plans; risk of delays in regulatory advancement through the FDA of Libervant and our other drug candidates or failure to receive approval, including the failure to receive orphan drug exclusivity; risk that a competitor obtains other FDA marketing exclusivity that blocks U.S. market access for Libervant or any of our other product candidates; risk inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); risks and uncertainties concerning the revenue stream from the monetization of the Company’s royalty rights for the product KYNMOBI®, as well as the achievement of royalty targets worldwide or in any jurisdiction and certain other commercial targets required for contingent payments under the KYNMOBI monetization transaction; risk of development of our sales and marketing capabilities; risk of sufficient capital and cash resources, including access to available debt and equity financing and revenues from operations, to satisfy all of our short-term and longer-term cash requirements and other cash needs, at the times and in the amounts needed; risk of failure to satisfy all financial and other debt covenants and of any default; risk related to government claims against Indivior for which we license, manufacture and sell Suboxone® and which accounts for the substantial part of our current operating revenues; risks related to the outsourcing of certain marketing and other operational and staff functions to third parties; risk of the rate and degree of market acceptance of our product and product candidates; the success of any competing products including generics, risk of the size and growth of our product markets; risk of compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to the Company’s products; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business; risk of loss of significant customers; risks related to legal proceedings including patent infringement, securities, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; the COVID-19 pandemic and its impact on our business; uncertainties related to general economic, political, business, industry, regulatory and market conditions and other unusual items; and other uncertainties affecting the Company including those described in the “Risk Factors” section and in other sections included in this Annual Report on Form10-K, in our Quarterly Reports on Form 10-Q, and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC).  Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made.  All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. The Company assumes no obligation to update forward-looking statements, or outlook or guidance after the date of this Annual Report whether as a result of new information, future events or otherwise, except as may be required by applicable law.  Readers should not rely on the forward-looking statements included in this Annual Report as representing our views as of any date after the date of the filing of this Annual Report on Form 10-K.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in Part I-Item 1A. Risk Factors of this Form 10-K.

Item 1.	Business

References

Aquestive Therapeutics, Inc., a Delaware corporation, was formed effective on January 1, 2018 via the conversion of MonoSol Rx, LLC, a Delaware limited liability company and predecessor to Aquestive Therapeutics, Inc., into a C corporation and a simultaneous name change to Aquestive Therapeutics, Inc. (referred to in this Annual Report on Form 10-K as the “January 2018 Conversion”). Our principal executive offices are located at 30 Technology Drive, Warren, New Jersey 07059 and our telephone number is 908-941-1900. Unless the context otherwise indicates, references to “Aquestive”, “AQST”, “we”, the “Company”, “us” and “our” in this Annual Report on Form 10-K refers to Aquestive Therapeutics, Inc.

Overview

We are a pharmaceutical company focused on developing and commercializing differentiated products which leverage our proprietary PharmFilm® technology to meet patients’ unmet medical needs and to solve patients’ therapeutic problems. We have five products approved by the U.S. Food and Drug Administration (FDA), both proprietary and out-licensed, as well as a late-stage proprietary product pipeline focused on the treatment of central nervous system, or CNS, diseases and an earlier stage pipeline including treatment of anaphylaxis. Our licensees market their products in the U.S. and in some instances outside the U.S. The Company markets its proprietary product in the U.S.  We believe that our proprietary and licensed products address the needs of these patient populations and the shortcomings of available treatments create opportunities for the development and commercialization of meaningfully differentiated medicines.

Our largest commercialized licensed product to date is Suboxone®, a sublingual film formulation of buprenorphine and naloxone, for the treatment of opioid dependence.  We have a sole and exclusive worldwide agreement with our licensee for this product, Indivior Inc., to manufacture Suboxone. In early 2019, certain third-party pharmaceutical companies launched, at risk, generic film products for buprenorphine-naloxone. As of January 31, 2021, Suboxone branded products retain approximately 40% of film market share as generic film-based products have penetrated this market.  Indivior accounted for 57% of our total revenues during fiscal year 2020.  Our total revenue mix is expected to shift in coming years to a higher proportionate share of proprietary product sales as we continue to grow Sympazan® revenues and pursue the launch of other products in our pipeline, assuming FDA approvals.

We manufacture all of our licensed and proprietary products at our FDA, Australian Government Department of Health’s Therapeutics Goods Administration, or TGA, and Drug Enforcement Agency, or DEA, inspected facilities and anticipate that our current manufacturing capacity is sufficient for commercial quantities of our products and product candidates currently in development. We have produced over 2.2 billion doses of Suboxone since 2010. Not all collaborative or licensed products of the Company that may be commercially launched in the future will necessarily be manufactured by us, such as the case with KYNMOBI®.

PharmFilm® – Our Oral Film Technology

We are presently the worldwide leader in oral film drug delivery and manufacturing, having historically supplied the substantial majority of the world’s oral films for prescription pharmaceutical use, and we have the capability to produce more than one billion commercial doses a year. We developed our PharmFilm® technology to provide meaningful clinical and therapeutic advantages over other existing dosage forms and, in turn, to improve the lives of patients and caregivers. PharmFilm® is protected by our patent portfolio, which currently includes at least 250 issued patents worldwide, of which at least 45 are U.S. patents, and more than 90 pending patent applications worldwide. Several of the patents in this intellectual property portfolio are utilized in each of our proprietary pipeline products. We are continuing to develop additional intellectual property and know-how related to the applications and engineering of PharmFilm® alone or in combination with other technologies to create product capabilities that have compelling value propositions.

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

We chose to initially focus our development efforts on the CNS market because we believe the application of PharmFilm® is particularly valuable and relevant to patients suffering from certain CNS disorders to meet patients’ unmet medical needs and to solve patients’ therapeutic problems. We believe there remains significant opportunity to develop additional products in the CNS market. Additionally, our know-how and proprietary position have broad application beyond CNS, and we plan to explore the applications of PharmFilm® in other disease areas.

Our Product Portfolio and Pipeline

The following table outlines our pipeline of products and product candidates.

Sympazan®, Zuplenz®, PharmFilm® and the Aquestive logo are registered trademarks of Aquestive Therapeutics, Inc. All other registered trademarks referenced herein are the property of their respective owners.

Proprietary Growth Drivers

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

Our two most advanced assets within our proprietary CNS portfolio, focused in epilepsy, are as follows:

•
Sympazan® – an oral soluble film formulation of clobazam used for the treatment of seizures associated with a rare, intractable form of epilepsy known as Lennox-Gastaut syndrome, or LGS, was approved by the FDA on November 1, 2018.  We commercially launched Sympazan in December 2018. Sympazan was launched as a precursor and complement to our product candidate LibervantTM and continues to progress on key performance metrics including prescriber growth, repeat prescribers, quarterly growth in retail shipments and covered lives. We developed Sympazan as an alternative to the Onfi® brand and generic clobazam products, which were previously only available in either tablet form or liquid suspensions. LGS patients often have difficulty swallowing pills and large volume suspensions lead to uncertain and inconsistent dosing. These challenges increase the burden of care, particularly for patients that have difficulty swallowing or who may be combative or resistant during treatment administration. We believe that Sympazan addresses these treatment obstacles because it is mucoadhesive, dissolves rapidly and cannot be easily spit out.

•
Libervant™ – a buccally, or inside of the cheek, administered soluble film formulation of diazepam is our most advanced proprietary investigational product candidate, which we intend to self-commercialize, subject to FDA approval for U.S. market access.  Aquestive is developing Libervant as an alternative to device-dependent rescue therapies currently available to patients with refractory epilepsy, which are a rectal gel and newly approved nasal sprays. In late September 2020, we received a complete response letter (“CRL”) from the FDA focusing on dosing issues in certain weight groups. At a Type A meeting with the FDA in November, the FDA confirmed that these issues may be addressed by utilizing modeling and simulations for an updated dosing regimen. The Company resubmitted a revised weight-based dosing regimen with modeling and simulations in December 2020. As recently announced, the FDA provided feedback on the December submission which provided clarity regarding the information that the Agency expected to see in the Company’s population pharmacokinetic model and safety data as it relates specifically to the patient population included in the studies. The Company will be working on the NDA to provide a resubmission in a form that the Company believes will be acceptable to the FDA. Based upon the FDA’s feedback at the Type A meeting as well as further guidance from the Agency, the Company continues to believe that no further clinical studies are necessary. The Company expects to resubmit its NDA at the end of the second quarter of 2021. Once the NDA is resubmitted, the Company anticipates a six month review process.  We are seeking to demonstrate that Libervant will, if approved by the FDA, represent a “major contribution to patient care” within the meaning of FDA regulations and guidance, as compared to available treatment options, as the first, non-device delivered, oral diazepam-based product available to manage seizure clusters in epilepsy patients. However, overcoming the orphan drug marketing exclusivity is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such marketing exclusivity and approve Libervant for U.S. market access. Further, there can be no assurance that a competitor will not obtain other FDA marketing exclusivity that blocks U.S. market access for Libervant. Any failure to obtain FDA approval of and to demonstrate clinical superiority for Libervant would have a material adverse effect on our business, financial condition and results of operations in 2021 and later. More details on this product approval are described in the “Competition” section of this Item I. Business of this Form 10-K.

Complex Molecule Portfolio

We have also developed a proprietary pipeline of complex molecule-based products as alternatives to invasively administered standard of care injectable therapeutics addressing large market opportunities beyond CNS indications.

The active programs in our complex molecule portfolio are:

•
AQST-108-Sublingual Film (or SF) – using Aquestive’s proprietary PharmFilm® technologies, is a “first of its kind” oral sublingual film formulation delivering systemic epinephrine that is in development for the treatment of anaphylaxis. The Company submitted an IND for AQST-108-SF to the FDA on June 23, 2020.  The FDA confirmed that the drug candidate will be reviewed under the 505(b)(2) regulatory approval pathway. We expect that this pathway will provide the means to more expedient and less costly development and filing. We recently completed a second pharmacokinetic (PK) trial for AQST-108-SF. The Phase 1 study featured a 4-treatment crossover design that compared the pharmacokinetics, safety and pharmacodynamics of epinephrine administered in a sublingual film to that of epinephrine administered via both subcutaneous and intramuscular injections in 28 healthy adult subjects.  Based on top-line results, AQST-108-SF was generally well-tolerated, with adverse events observed that are consistent with the known adverse events profile for epinephrine. AQST-108-SF also achieved a similar time to maximal concentrations, or Tmax, when compared to both the subcutaneous and intramuscular injections of epinephrine. The first PK trial for AQST-108-SF was a single ascending dose study that compared pharmacokinetics, safety and pharmacodynamics of epinephrine administered in a sublingual film at ascending dose levels in 6-12 healthy adult subjects per dose level. In this study AQST-108-SF was generally well tolerated, with adverse events observed that are consistent with the known adverse events profile for epinephrine. The data from both this Phase 1 PK trial and the previous trials collectively demonstrate that AQST-108-SF can consistently deliver epinephrine sublingually and, after receiving AQST-108-SF, all subjects had measurable plasma concentrations of epinephrine. We have already submitted our dossier to Health Canada for a third Phase 1 PK trial and plan on commencing the study as soon as we receive the necessary documentation.  Epinephrine is the standard of care in the treatment of anaphylaxis and is currently administered via subcutaneous or intramuscular injection. The current market leader is a single-dose, pre-filled automatic injection device. As a result of administration via subcutaneous or intramuscular injection, many patients and their caregivers are reluctant to use currently available products, resulting in increased hospital visits and overall cost of care to treat anaphylactic events. The data from the Company’s previously completed Phase 1 dose escalation study demonstrated that AQST-108-SF achieved similar ranges of mean values of maximum concentration (Cmax) and time to reach maximum concentration (Tmax) to that reported for injectables provided a greater total exposure (AUC0-t; area under the curve) than that reported for the injectables and had less interpatient variability when compared to the degree of variation (CV%) data reported for injectables, and was well tolerated, with no study participants discontinuing participation due to an adverse event. We believe that, as a result of its sublingual administration, AQST-108-SF will improve patient compliance and lower the total cost of care.

•
AQST-305-SF – is a sublingual film formulation of octreotide, a small peptide that has a similar pharmacological profile to natural somatostatin, for the treatment of acromegaly, as well as severe diarrhea and flushing associated with carcinoid syndrome.  Acromegaly is a hormone disorder that results in the overproduction of growth hormone in middle-aged adults. Octreotide is the standard of care for the treatment of acromegaly.  The current market leader, Sandostatin®, is administered via deep subcutaneous or intramuscular injections once a month.  This monthly treatment regimen can result in loss of efficacy toward the end of the monthly treatment cycle.  We are developing AQST-305 as a non-invasive, pain-free alternative to Sandostatin to reduce treatment burden, healthcare costs and the potential loss of efficacy in the treatment cycle.  AQST-305 has shown promising preclinical and human proof of concept results.  While we focus our efforts on Libervant and AQST-108-SF in the short-term, we have taken the necessary steps to prepare AQST-305-SF for additional research trials.

Licensed Commercial Products and Product Candidates

Our portfolio also includes products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the years ended December 31, 2020 and 2019, our licensed product portfolio generated $40.2 million and $49.7 million in revenue to Aquestive, respectively. Those products include:

•
Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone Sublingual Film was launched by our licensee, Indivior Inc., or Indivior, in 2010. Suboxone Sublingual Film is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone Sublingual Film and have produced over 2.2 billion doses of Suboxone since its launch in 2010.  As of January 31, 2021, Suboxone branded products retain approximately 40% film market share as generic film-based products have penetrated this market.  We have filed patent infringement lawsuits against certain companies relating to generic film-based products for buprenorphine-naloxone.  More details regarding these lawsuits are described in Part II Item 8. Financial Statements and Supplementary Data, Note 20. Contingencies.

•
Exservan® (riluzole) – has been developed, utilizing our proprietary PharmFilm technology, for the treatment of amyotrophic lateral sclerosis (ALS).  We believe that Exservan, via our orally administered dosage form, can bring meaningful assistance to patients who are diagnosed with ALS and face difficulties swallowing traditional forms of medication. Exservan was approved by the FDA on November 22, 2019. During the fourth quarter of 2019, we announced the grant of a license to Zambon S.p.A. for the development and commercialization of Exservan Oral Film in the European Union (EU) for the treatment of ALS. Zambon is a multinational pharmaceutical company with a focus on the CNS therapeutic area. Under the terms of the license agreement, an upfront payment was paid to Aquestive for the development and commercialization rights of Exservan in the EU, and Aquestive will be paid development and sales milestone payments and low double-digit royalties on net sales of the product in the EU.  Zambon is responsible for the regulatory approval and marketing of Exservan in the countries where Zambon seeks to market the product, and Aquestive will be responsible for the development and manufacture of the product.

In January 2021, we announced our exclusive license to Mitsubishi Tanabe Pharma Holdings America, Inc. (“MTHA”) for the commercialization in the United States of Exservan.  MTHA is a multinational pharmaceutical company with a focus on patients with ALS. Under the terms of the MTHA license agreement, upfront payments were paid to Aquestive with additional payments due upon the occurrence of certain milestone events in advance of launch.  Aquestive will also be paid double-digit royalties on net sales of the product in the United States and will earn revenue pursuant to the exclusive supply agreement. The product is expected to launch in mid-2021. Exservan may potentially fulfill a critical need for ALS patients, given it can be administered safely and easily, twice daily, without water.

•
KYNMOBI®– a sublingual film formulation of apomorphine, which is a dopamine agonist developed to treat episodic off-periods in Parkinson’s disease. We licensed our intellectual property to Cynapsus Therapeutics, Inc., a company that was acquired by Sunovion Pharmaceuticals Inc., or Sunovion, for the commercialization of KYNMOBI under an Agreement dated April 1, 2016, as amended (the “Sunovion License Agreement”).  KYNMOBI was approved by the FDA on May 21, 2020 and commercially launched by Sunovion in September 2020. On November 3, 2020, we entered into a Purchase and Sale Agreement (the “Monetization Agreement”) with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management (“Marathon”).  Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®. Through December 31, 2020, the Company received $50.0 million in gross proceeds pursuant to the Monetization Agreement, inclusive of an upfront payment of $40.0 million and the achievement of the first milestone payment of $10.0 million. Under the Monetization Agreement, additional aggregate contingent payments of up to $75.0 million may be due the Company upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential gross proceeds under the Monetization Agreement of $125.0 million.

•
Zuplenz – an oral soluble film formulation of ondansetron, a 5-HT antagonist approved for the treatment of nausea and vomiting associated with chemotherapy and post-operative recovery. Ondansetron is available as branded and generic products as intravenous injections, intramuscular injections, orally dissolving tablets, oral solution tablets, and film. We licensed commercial rights for Zuplenz to Hypera in Brazil. We licensed commercial rights for Zuplenz to Fortovia Therapeutics (previously Midatech Pharma PLC) in the United States, Canada, and China. Fortovia launched Zuplenz in the United States in 2015. We had been the sole and exclusive manufacturer of Zuplenz for Fortovia. On August 31, 2020 Fortovia filed a Chapter 11 bankruptcy proceeding in the Bankruptcy Court for the Eastern District of North Carolina.  On January 29, 2021, the Bankruptcy Court approved an agreement pursuant to which the license and supply agreement between Aquestive and Fortovia was terminated, and all rights to commercialize Zuplenz returned to us, effective January 30, 2021. While not expected to be a material product for the Company, we are seeking a new partner to commercialize Zuplenz in the United States.

Market Overview

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

Rescue therapies are administered as needed in the event of an acute seizure to rapidly terminate seizure activity. One of the most effective benzodiazepines currently available for the treatment of acute seizures is diazepam. Diazepam has historically been marketed as a product administered rectally and more recently, a nasal spray product was introduced to the market.  Although the rectal gel has been the preferred drug prescribed by physicians, its rectal administration presents a particular challenge for patients. As a result, only approximately 100,000 patients out of 1.2 million potential patients who could benefit from this treatment currently use this therapy. The remaining sufferers either pursue less effective treatments or forego treatment altogether. We have been developing Libervant as an alternative to the device-dependent rescue therapies currently available to patients with refractory epilepsy.  See “Our Product Portfolio and Pipeline” above and “Competition” below in this Item 1. Business of this Form 10-K for additional information concerning the Libervant FDA approval process and market access issues.

There are multiple epileptic syndromes including LGS, which is a rare, intractable form of epilepsy affecting approximately 48,000 patients in the United States. Patients with LGS are often drug resistant, predisposing them to recurrent seizures, and are typically prescribed a combination of antiepileptic medications, which often includes clobazam. Clobazam (branded name Onfi) is available in both a tablet and suspension formulation.  Generic versions of the clobazam tablet and suspension formulation are available to patients, as well. Clobazam generated combined sales revenue of $263 million with more than 658,000 prescriptions filled in 2020. Sympazan was developed to reduce the burden associated with drug administration and cost.

Anaphylaxis

Anaphylaxis is a severe systemic allergic reaction that can be triggered by certain foods, medications, insect stings and latex, among other allergens. Signs and symptoms of anaphylaxis typically occur within seconds or minutes of exposure and may include low blood pressure, skin rash or itching, constriction of the airway and difficulty breathing and nausea and vomiting. If not treated immediately, anaphylaxis can lead to death due to airway restriction or cardiac arrest. Anaphylaxis is a potentially life-threatening systemic allergic reaction, with an estimated incidence of 50 to 112 episodes per 100,000 people per year. The frequency of hospital admissions for anaphylaxis has increased 500-700% in the last 10-15 years. The most common causes of reactions that can include anaphylaxis are medications, foods (such as peanuts), and venom from insect stings. Because anaphylaxis can progress quickly, the ability to administer a reliable and accurate dose of epinephrine as quickly as possible following a reaction is critical for patient recovery and survival.

Treatment of anaphylaxis typically consists of an intramuscular injection of epinephrine administered at the earliest opportunity, followed by additional intramuscular or intravenous injections as needed. While generic versions of epinephrine are currently available, they are provided as a vial of medication administered via syringes, as well as several auto-injector products. A branded form of epinephrine known as the EpiPen®, which utilizes a proprietary auto-injector device administered through a deep intramuscular injection, represents over 60% of the current branded market on a prescription volume basis. People with known allergies and who are at risk for anaphylaxis are advised to carry an auto-injector with them at all times and self-administer at the first signs of an anaphylactic reaction. Auto-injectors can be inconvenient to transport and many patients and caregivers dislike injections as a delivery method. In addition, in the past, manufacturing issues that resulted in injector malfunctions had led to patient concern regarding the reliability of auto-injectors.  Proper dosing and the ability to effectively administer epinephrine in a timely, reliable manner is critical for patients experiencing anaphylaxis as well as other acute allergic reactions. However, we believe that the inability to administer complex molecules via oral administration has limited the development of treatments that have the potential to provide significant patient benefit. We designed AQST-108-SF, a “first of its kind” oral sublingual film formulation delivering systemic epinephrine that is in development as a rescue medicine for the treatment of anaphylaxis using Aquestive’s proprietary PharmFilm® technologies, to improve patient compliance and lower the total cost of care. We believe there is a market opportunity for a non-injectable, easier to administer product with a fast onset of action. A product with this profile would enable patients to conveniently and rapidly self-administer a reliable and accurate dose of epinephrine during an anaphylactic reaction, which we believe will improve patient compliance. Subject to our achieving regulatory approval of this product candidate, which we cannot assure, we believe AQST-108-SF has the potential to reduce the treatment burden currently associated with intramuscular injections and may lower costs to the healthcare system associated with anaphylaxis, such as hospitalizations, due to inaccurate or untimely dosing.

Manufacturing and Product Supply

We operate two manufacturing and primary packaging facilities located in Portage, Indiana, where we currently manufacture proprietary CNS products, as well as our licensed products, Suboxone and Exservan, on an exclusive basis. These facilities are expected to have a combined capacity to accommodate the production of our proprietary and licensed products, as well as our pipeline product candidates, without any current need for additional infrastructure. We will continue to consider our anticipated facilities and infrastructure needs as our product development grows. We have produced over 1.0 billion doses in the last four years. As a company, our research and development laboratories are registered with the DEA for Schedule II-V drugs.

We are subject to various regulatory requirements, such as the regulations of the FDA, the DEA, the EU and other foreign health authorities such as the TGA. We are required to register our facilities and adhere to current Good Manufacturing Practices (cGMP) standards. These standards require manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures throughout the entire manufacturing process. Our facilities have undergone inspections by the FDA, DEA, TGA, and several quality assurance inspections by pharmaceutical companies for cGMP compliance. In each case, the facilities have passed inspection and are subject to periodic re-inspection. Failure to comply with these and other statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. Adverse events with the product or product complaints must be reported and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

Subject to the supervision of our internal clinical development staff, we use third-party contract research organizations, or CROs, to administer and conduct many aspects of our planned clinical trials including monitoring and managing data, and we will rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our trials in accordance with our clinical protocols. We intend for such CROs to play a significant role in the subsequent collection and analysis of data from such trials.  Additionally, we continue to outsource secondary packaging and third-party logistics for our proprietary products.

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

On January 10, 2020, a competitor of Aquestive obtained FDA approval of its diazepam nasal spray drug candidate and was granted orphan-drug-exclusivity for this drug commencing as of January 10, 2020.  A company that obtains FDA approval for a designated orphan drug receives orphan market exclusivity for that drug for the designated indication for a period of seven years from the grant date in the United States.  This orphan drug exclusivity approval prevents a subsequent product seeking FDA approval from being marketed in the United States during the exclusivity period for the same active moiety for the same orphan drug indication except in the case where the drug candidate sponsor is able to demonstrate, and the FDA concludes, that the later drug is “clinically superior” to the approved products (e.g., safer, more effective, or providing a major contribution to patient care) within the meaning of FDA regulations and guidance.  In assessing whether a drug candidate sponsor has demonstrated that its drug candidate provides a “major contribution to patient care” over and above the currently approved drugs, which is evaluated by the FDA on a case by case basis, there is no single objective standard and the FDA may, in appropriate circumstances, consider such factors as convenience of treatment location, duration of treatment, patient comfort, reduced treatment burden, advances in ease and comfort of drug administration, longer periods between doses, and potential for self-administration.  We are seeking to demonstrate that Libervant will, if approved by the FDA for U.S. market access, represent a “major contribution to patient care” within the meaning of FDA regulations and guidance, to manage seizure clusters in epilepsy patients.  However, such a demonstration to overcome such seven-year market exclusivity is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such marketing exclusivity and approve Libervant for U.S. market access. There is also a risk that a competitor could obtain other FDA marketing exclusivity that blocks U.S. market access for Libervant. Any failure to obtain FDA approval of and to demonstrate clinical superiority for Libervant would have a material adverse effect on our business, financial condition and results of operations in 2021 and later.

Material Agreements

Commercial Exploitation Agreement with Indivior

In August 2008, we entered into a Commercial Exploitation Agreement with Reckitt Benckiser Pharmaceuticals, Inc. (with subsequent amendments collectively, the “Indivior License Agreement”). Reckitt Benckiser Pharmaceuticals, Inc. was later succeeded to in interest by Indivior Inc. Pursuant to the Indivior License Agreement, we have agreed to manufacture and supply Indivior’s requirements of Suboxone for both inside and outside the United States on an exclusive basis.

Under the terms of the Indivior License Agreement, we are required to manufacture Suboxone in accordance with cGMP standards and according to the specifications and processes set forth in the related quality agreements with Indivior. Additionally, we are required to obtain Active Pharmaceutical Ingredients (“API”) for the manufacture of Suboxone directly from Indivior. The Indivior License Agreement specifies a maximum annual threshold quantity of Suboxone that we are obligated to fill and requires Indivior to provide us with a forecast of its requirements at various specified times throughout the year.

The Indivior License Agreement provides for payment by Indivior of a purchase price per unit that is subject to adjustment based on our ability to satisfy minimum product thresholds. Additionally, in the event Indivior purchases certain large quantities of Suboxone during a specified period, Indivior will be entitled to scaled rebates on its purchases.

In addition to the purchase price for the Suboxone supplied, Indivior is required to make certain single digit percentage royalty payments tied to net sales (as provided for in the Indivior License Agreement) in each of the United States and in the rest of the world subject to annual maximum amounts limited to the life of the related United States or international patents.  In 2012, Indivior exercised its right to buy out its future royalty obligations for sales within the United States under the Indivior License Agreement. Indivior remains obligated to pay royalties for all sales outside the United States.

The Indivior License Agreement contains customary contractual termination provisions, including with respect to a filing for bankruptcy or corporate dissolution, an invalidation of  intellectual property surrounding Suboxone, and commission of a material breach of the Indivior License Agreement by either party. Additionally, Indivior may terminate the Indivior License Agreement if the FDA or other applicable regulatory authority declares our manufacturing site to no longer be suitable for the manufacture of Suboxone or Suboxone is no longer suitable to be manufactured due to health or safety reasons. The initial term of the Indivior License Agreement was seven years from the commencement date. Thereafter, the Indivior License Agreement automatically renews for successive one-year periods, unless either party provides the other with written notice of its intent not to renew at least one year prior to the expiration of the initial or renewal term.

Supplemental Agreement with Indivior

On September 24, 2017, we entered into an agreement with Indivior (the “Indivior Supplemental Agreement”). Pursuant to the Indivior Supplemental Agreement, we conveyed to Indivior all existing and future rights in the settlement of various ongoing patent enforcement legal actions and disputes related to the Suboxone product. We also conveyed to Indivior the right to sublicense manufacturing and marketing capabilities to enable an Indivior licensed generic buprenorphine product to be produced and sold by parties unrelated to Indivior or us. Under the Indivior Supplemental Agreement, we are entitled to receive certain payments from Indivior commencing on the date of the agreement through January 1, 2023. Through February 20, 2019, the date of launch of the competing generics of Dr. Reddy’s Labs and Alvogen, we received an aggregate of $40.75 million from Indivior under the Indivior Supplemental Agreement. Further payments under the Indivior Supplemental Agreement are suspended until adjudication of related patent infringement litigation is finalized. If such litigation is successful, in addition to the amounts already received as described in the foregoing, we may receive up to an additional $34.25 million consisting of (i) up to $33.0 million in the aggregate from any combination of (a) performance or event-based milestone payments and (b) single digit percentage royalties on net revenue earned by Indivior on sales of Suboxone and (ii) the additional $1.25 million that was earned through the issuance of additional process patent rights to us. The aggregate payments under this Indivior Supplemental Agreement are capped at $75.0 million.

All payments made by Indivior to us pursuant to the Indivior Supplemental Agreement are in addition to, and not in place of, any amounts owed by Indivior to us pursuant to the Indivior License Agreement. Indivior’s payment obligations under the Indivior Supplemental Agreement are subject to certain factors affecting the market for Suboxone and may terminate prior to January 1, 2023 in the event certain contingencies relating to that market occur.

Indivior is our largest customer and the combined revenue received from Indivior pursuant to the Indivior License Agreement and the Indivior Supplemental Agreement represented 57% of our total revenue for the year ended December 31, 2020 and 86% of the total revenue in 2019.

License Agreement with Sunovion Pharmaceuticals, Inc.

In April 2016, we entered into a license agreement with Cynapsus Therapeutics Inc. (which was later succeeded to in interest by Sunovion Pharmaceuticals, Inc, or Sunovion), referred to as the Sunovion License Agreement, pursuant to which Sunovion obtained an exclusive, worldwide license (with the right to sub-license) to certain intellectual property, including existing and future patents and patent applications, covering all oral films containing apomorphine for the treatment of off episodes in Parkinson’s disease patients.  Sunovion used this intellectual property to develop its apomorphine product, KYNMOBI®, which was approved by the FDA on May 21, 2020 and commercially launched by Sunovion in September 2020.  The FDA approval triggered Sunovion’s obligation to remit payment of $4.0 million (the “FDA Approval Milestone Payment”) which was received in September 2020 and is included in License and royalty revenues for the year ended December 31, 2020.

In consideration of the rights granted to Sunovion under the Sunovion License Agreement, we have received aggregate payments totaling $22.0 million to date. In addition to the upfront payment of $5.0 million we have also earned an aggregate of $17.0 million in connection with specified regulatory and development milestones in the United States and Europe (the “Initial Milestone Payments”). As a result of the Monetization Agreement, we are no longer entitled to receive the remaining contingent royalty or milestone payments related to  the net sales thresholds of KYNMOBI..  During the second quarter of 2020, we recorded revenues of $8.0 million for minimum royalties due under the Sunovion License Agreement, reflected in License and royalty revenues for year-ended December 31, 2020.

Effective March 16, 2020, we entered into a first amendment (the “First Amendment”) to the Sunovion Agreement. The Amendment provides for the following: (i) inclusion of the United Kingdom and any other country currently in the European Union (EU) that later withdraws as a member country of the EU for the purpose of determining the satisfaction of the condition triggering the obligation to pay the third milestone due under the Sunovion License Agreement, (ii) extension of the date after which Sunovion has the right to terminate the Sunovion License Agreement for convenience from December 31, 2024 to March 31, 2028, (iii) modification of the effective inception date of the first minimum royalty due from Sunovion to us from January 1, 2020 to April 1, 2020, and (iv) modification of the termination provisions to reflect our waiver of our right to terminate the Sunovion License Agreement in the event that KYNMOBI® was not commercialized by January 1, 2020. The Sunovion License Agreement will continue until terminated by Sunovion in accordance with the termination provisions of the First Amendment. The Sunovion License Agreement continues (on a country-by-country basis) until the expiration of all applicable licensed patents. Upon termination of the Sunovion License Agreement, all rights to intellectual property granted to Sunovion to develop and commercialize apomorphine-based products will revert back to us.

Effective as of October 23, 2020, we entered into a Second Amendment to the Sunovion License Agreement for the purpose of clarifying the rights and obligations of the parties with respect to the prosecution and maintenance of the patents covered under the Sunovion License Agreement and to provide that, on and after March 31, 2028, in respect of any jurisdiction or jurisdictions covered under the Sunovion License Agreement, Sunovion may terminate its rights to the licensed Patents under the Sunovion License Agreement upon 180 days prior written notice.

Purchase and Sale Agreement with Marathon - KYNMOBI® Monetization

On November 3, 2020, we entered into a Purchase and Sale Agreement (the “Monetization Agreement”) with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management (“Marathon”).  Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®. Through December 31, 2020, the Company received $50.0 million in gross proceeds pursuant to the Monetization Agreement, inclusive of an upfront payment of $40.0 million and the achievement of the first milestone payment of $10.0 million. Under the Monetization Agreement, additional aggregate contingent payments of up to $75.0 million may be due the Company upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential gross proceeds under the Monetization Agreement of $125.0 million.

Agreement to Terminate CLA with KemPharm

In March 2012, the Company entered into an agreement with KemPharm, Inc. (“KemPharm”), to terminate a Collaboration and License Agreement entered into by the Company and KemPharm in April 2011. Under this termination arrangement, we have the right to participate in any and all value that KemPharm may derive from the commercialization or any other monetization of KemPharm’s KP 415 and KP 484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving KemPharm and collaborations, royalty arrangements, or other transactions from which KemPharm may realize value from these compounds. During September 2019, we received $1.0 million from our 10% share of milestone payments received by KemPharm under its licensing of KP 415 and KP 484 to a third party.  We also received a payment of $0.5 million under this arrangement during June 2020 in connection the FDA’s acceptance of a NDA filing for KP 415. On March 2, 2021 KemPharm announced FDA approval of KP 415 (AZTARYSTM) a new once-daily treatment for ADHD.  Our share of the milestone payments associated with KP 415 approval and the achievement of certain targeted labeling goals may reach $4.8 million.

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

In addition, we intend to seek orphan drug exclusivity in jurisdictions in which it is available. A prerequisite to orphan drug exclusivity in the United States and in the EU is orphan drug designation. An orphan drug designation may be granted where a drug is developed specifically to treat a rare or uncommon medical condition. If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of 7 years in the United States and 10 years in the EU . Orphan drug exclusivity does not prevent competitors from developing or marketing different drugs for the indication protected by exclusivity, or the same drug for a different indication.

Patents

Our patent portfolio currently comprises at least 250 issued patents worldwide, of which at least 45 are U.S. patents, and more than 90 pending patent applications worldwide. These issued patents and pending patent applications provide both process of making and composition of matter protection for our PharmFilm® technology and products and product candidates, including Suboxone and our PharmFilm® formulations of tadalafil, diazepam, clobazam, riluzole, epinephrine and octreotide. These patents and, if issued as patents, pending patent applications will likely expire between 2022 and 2040. The pending patent applications filed in 2017 will provide composition of matter and process of making protection for our PharmFilm® dosage formulations of diazepam, epinephrine and octreotide and, if issued as patents, will likely expire by 2040. The projected expiration dates exclude any patent term adjustment or patent term extension.

PharmFilm® – Our Oral Film Technology

Our PharmFilm® technology is covered by at least 8 patent families. These patent families provide process, composition of matter protection for our PharmFilm® technology, and comprise at least 50 issued patents worldwide, of which at least 19 are U.S. patents, and related pending patent applications worldwide. The patents and pending patent applications, if issued as patents, will likely expire between 2022 and 2040, excluding any patent term adjustment or patent term extension.

The PharmFilm® technology patents and/or patent applications also generically and specifically protect the technology utilized in the products and product candidates in our CNS programs, our complex molecule programs, as well as our licensee programs. For example, encompassed within our platform technology patents and/or patent applications is specific coverage directed to PharmFilm dosage formulations of CNS molecules such as diazepam. Also encompassed within our platform technology is coverage for our complex molecule program which includes molecules such as epinephrine. Our platform technology patents and/or patent applications further cover the products Suboxone and Zuplenz, as well as our formulations of the molecules apomorphine and tadalafil, which are part of our licensed  programs. The expiration dates for patents covering these products and product candidates, and for pending applications if issued as patents, extend from 2022 to 2040, excluding any patent term adjustment or patent term extension.

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

Trade Secrets and Other Proprietary Information

We seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our employees, consultants and other advisors to execute confidentiality agreements upon the commencement of their employment or engagement. These agreements generally provide that all confidential information developed or made known during the relationship with us be kept confidential and not be disclosed to third parties except in specific circumstances, nor used outside the scope of their employment. In the case of our employees, the agreements also typically provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed during employment shall be our exclusive property to the extent permitted by law. Where appropriate, agreements we obtain with our consultants also typically contain similar assignment of invention provisions. Further, we generally require confidentiality agreements from third parties that receive our confidential information. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

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

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act, or PDUFA, the FDA has agreed to certain performance goals in the review of NDAs through a two-tiered classification system, Standard Review and Priority Review. Priority Review designation is given to drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists. The FDA endeavors to review applications subject to Standard Review within ten to twelve months, whereas the FDA’s goal is to review Priority Review applications within six to eight months.

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

After the FDA evaluates the NDA and the manufacturing facilities and possibly conducts a sponsor inspection, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the NDA and may require substantial additional testing, or information, in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA may ultimately decide that an application does not satisfy the regulatory criteria for approval. If, or when, the deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The review by the FDA is two months for a Class I resubmission and six months for a Class 2 resubmission.  An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

Post-Approval Requirements

Ongoing adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs and NDA specifications after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and obtain licenses from certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs or other applicable laws, such as adverse event recordkeeping and reporting. Accordingly, manufacturers must continue to expend time, money, and training and compliance efforts in the areas of production and quality control to maintain compliance with cGMPs or other applicable laws, such as adverse event recordkeeping and reporting requirements. Regulatory authorities may require remediation, withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems or new concerns are subsequently discovered. In addition, other regulatory action, including, among other things, warning letters, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, civil penalties, and criminal prosecution may be pursued.

In addition, any distribution of prescription drug products must comply with the U.S. Prescription Drug Marketing Act, or PDMA, a part of the FDCA. In addition, Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act or the DSCSA, has imposed new “track and trace” requirements on the distribution of prescription drug products by manufacturers, distributors, and other entities in the drug supply chain. These requirements are being phased in over a ten-year period. The DSCSA ultimately will require product identifiers (i.e., serialization) on prescription drug products in order to establish an electronic interoperable prescription product system to identify and trace certain prescription drugs distributed in the United States. The DSCSA replaced the prior drug “pedigree” requirements under the PDMA and preempts existing state drug pedigree laws and regulations. The DSCSA also establishes new requirements for the licensing of wholesale distributors and third-party logistic providers. These licensing requirements preempt states from imposing licensing requirements that are inconsistent with, less stringent than, directly related to, or otherwise encompassed by standards established by the FDA pursuant to the DSCSA. Until the FDA promulgates regulations to address the DSCSA’s new national licensing standard, current state licensing requirements typically remain in effect.

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

United States Healthcare Reform

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program, or commonly known as the donut hole in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing discount program, or 340B program, fraud and abuse, and enforcement. These changes impacted existing government healthcare programs and are resulting in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. Various portions of the PPACA are currently undergoing legal and constitutional challenges in the United States Supreme Court, the Trump administration issued various Executive Orders which eliminated cost-sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the PPACA. It is unclear whether the PPACA will be overturned, repealed, replaced, or further amended.

Moreover, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, these reductions are suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic.  As the legislation currently stands, the reductions went back into effect January 2021 and will remain in effect through 2030 unless additional Congressional action is taken.  Further, in January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On July 24, 2020, President Trump signed four Executive Orders directing the Secretary of HHS to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center, or FQHC, as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. On October 1, 2020, the FDA issued its final rule allowing importation of certain prescription drugs from Canada. On September 13, 2020, President Trump signed an Executive Order directing HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. While some proposed measures will require authorization through additional legislation to become effective, Congress has indicated that they will continue to pursue new legislative and/or administrative measures to control drug costs, including price or patient reimbursement constraints, discounts, restrictions on certain access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. With the election of a new Presidential administration, it is unclear at this time to predict what legislative initiatives the President and Congress may propose related to drug pricing. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Coverage and Reimbursement

The commercial success of our products and product candidates, if and when approved, is partially dependent on the availability of coverage and adequate reimbursement from public (i.e., federal and state government) and private (i.e., commercial) payors. These third‑party payors may deny coverage or reimbursement for a product or therapy, either in whole or in part, if they determine that the product or therapy was not medically appropriate or necessary. Also, third‑party payors will continue to control costs by limiting coverage through the use of formularies and other cost‑containment mechanisms, and the amount of reimbursement for particular procedures or drug treatments.

As discussed above, the cost of pharmaceuticals continues to generate substantial governmental and third‑party payor interest. We expect that the pharmaceutical industry will experience pricing pressures, given the trend toward managed healthcare, the increasing influence of managed care organizations, and additional regulatory and legislative proposals. Our results of operations and business could be adversely affected by current and future third‑party payor policies, as well as healthcare legislative reforms.

Additionally, we must offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, including: the Centers for Medicare & Medicaid Services’ Medicaid Drug Rebate Program, Medicare Part B Program and Medicare Part D Coverage Gap Discount Programs, the U.S. Department of Veterans Affairs’ Federal Supply Schedule Program, and the Health Resources and Services Administration’s 340B Drug Pricing Program. We must also report specific prices to government agencies under healthcare programs, such as the Medicaid Drug Rebate Program and Medicare Part B Program. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may expose us to penalties.

Some third‑party payors also require pre‑approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies. While we cannot predict whether any proposed cost‑containment measures will be adopted or otherwise implemented in the future, including any changes to any Medicare reimbursement program, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and to operate profitably.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. There can be no assurance that our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost‑effective by third‑party payors, that an adequate level of reimbursement will be available, or that the third‑party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.

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

Employees and Human Capital

As of December 31, 2020, we had 187 colleagues employed at the Company (including contract and temporary workers).  All of these colleagues are located in the U.S. Of these colleagues, 19 are directly involved in research and development, 88 are involved in manufacturing operations, 80 are involved in commercialization and sales and general and administrative activities.

We are subject to local labor laws and regulations with respect to our employees in the jurisdictions in which they are employed. These laws principally concern matters such as paid annual vacation, paid sick days, length of the workday and work week, minimum wages, pay for overtime, and insurance for workers’ compensation.

Our colleagues are not represented by a labor union. We do not have individual written employment contracts with most of our colleagues and based on feedback generally believe that our colleagues are engaged and see Aquestive as an attractive workplace.

Our values - compliance, collaboration, integrity and high performance - are built on the foundation that the colleagues we hire and the way we treat one another promote creativity, innovation and productivity, which spur the Company’s success. Providing market competitive pay and benefit programs, opportunities to participate in the success they help create, while engaging colleagues in important dialog regarding organizational performance, we create a culture of inclusion in which all colleagues have the opportunity to thrive.

Item 1A.	Risk Factors

Investing in our common stock involves significant risk and investors should carefully consider the risks described below, together with all other information included or referenced in this Annual Report on Form 10-K.  There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  The risks described below are not the only ones we will face.  In addition to the other information in this Annual Report on Form 10-K, any of the factors set forth below could significantly and negatively affect our business, financial condition, results of operations or prospects and the trading price of our stock. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 1 of this Annual Report on Form 10-K.  The dollar amounts presented in this section are depicted in thousands.

Summary of Risk Factors

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

•	we have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability;

•	our business and operations may be adversely affected by the COVID-19 pandemic;

•	we may fail to obtain regulatory approvals to market our products in the United States or in other countries;

•	we may fail to obtain orphan drug status or other marketing exclusivity approvals for our product candidates;

•
we will need to raise substantial funds in the future, and these funds may not be available on acceptable terms or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, scale back or cease some or all operations;

•
the development of pharmaceutical products involves a lengthy and expensive process, with an uncertain outcome.  We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product;

•
if our competitors are better able to develop and market products for the diagnosis and treatment of diseases of the central nervous system that are safer, more effective, less costly, easier to use or otherwise more attractive than our Pharmfilm technology, our business will be adversely impacted;

•	even if our products are approved for commercial sale, if we are unable to expand our sales and marketing infrastructure, we may not be successful in commercializing our products in the United States;

•
our ability to commercialize our product candidates will depend in part on the extent to which reimbursement will be available from government and health administration authorities, private health maintenance organizations and health insurers, and other healthcare payors;

•
we have entered into, and may enter into collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships with third-parties that may not result in the development of commercially viable products or the generation of significant future revenues;

•
we are and will be dependent on third-party contract research organizations to conduct all of our clinical trials.  If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated and we may not be able to obtain regulatory approval for any of our product candidates;

•	our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel;

•	our ability to protect our intellectual property and proprietary technology is uncertain;

•
we may be subject to damages resulting from claims that we, or our employees, have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors;

•	our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer; and

•	if we issue more shares of our Common Stock to raise capital, our current stockholders will incur substantial dilution.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have a limited operating history and, to date we have focused primarily on developing a broad product portfolio.

Some of our product candidates will require substantial additional development time and resources before we are able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales. Our commercialization efforts for our self-developed product and product candidates are still in their early stages and we may not generate substantial revenue from sales of our self-developed product and product candidates in the near term, if ever.

We have devoted most of our financial resources to product development. To date, we have financed our operations primarily through the sale of equity and debt securities, proceeds from our debt facilities, and from revenues from certain product licenses and collaborations and from our self-developed product. The extent of future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue.

The development, regulatory approval process, and commercialization of drug candidates involve significant risk and significant uncertainty, including matters over which we have no control.  Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our expenses. We expect to incur substantial expenses going forward, which we expect will increase as we expand our development, commercialization activities and product portfolio. Some of the expenses we expect  to incur going forward include:

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

We expect to continue to incur net losses for at least the next few years as we pursue the development, commercialization and marketing of our proprietary product candidates. Our net losses may fluctuate significantly from period to period, depending on regulatory approval developments concerning both our late-stage and earlier-stage product candidates, the timing of our planned clinical trials and expenditures on our other research and development, as well as our commercialization activities. We expect our expenses will continue to be substantial in 2021 and future periods as we continue, subject to any delay as a result of the coronavirus pandemic, to:

•	focus on the approval of Libervant for marketing in the U.S. and, subsequently, if approved, which we cannot assure, its commercialization,

•
continue to clinically develop AQST-108-SF along the 505(b)(2) approval pathway, having begun PK clinical trials during the third quarter of 2020, subject to any delay from the coronavirus pandemic; and

•	continue to grow Sympazan revenues as a precursor and complement to the eventual launch of Libervant, if approved for U.S. market access, which we cannot assure.

We expect to continue to manage the timing and level of expenses in light of the declining Suboxone revenues, offset in part by increasing revenue contributions from Sympazan, while focusing on the development and commercialization of Libervant and AQST-108-SF and their subsequent commercialization, if approved by the FDA for U.S. market access.

Until we become profitable, if ever, we expect to need to raise significant additional capital in the future through equity or debt issuances, or both, to continue to manage our expenses to extend our capital runway, in order to further the development, regulatory approval, commercialization and marketing of our products and product candidates, and to conduct our business. We have no committed sources of additional capital, and there can be no assurance that such needed capital or debt financing will be available on favorable terms, or at all. We may seek to obtain additional capital in the future through the issuance of our common stock, through other public or private equity or debt financings, through potential non-dilutive capital raising events that may result from royalty streams that may be realizable from our licensed products or licensed intellectual property, through collaborations or licensing arrangements with other companies, and through the sale of assets, including product, product candidates, plants or other tangible assets, or by other means, if available. We may not be able to raise additional capital or other funding on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan and cause us to delay or curtail our operations until such funding is received. To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience dilution, and debt financings, if available (and subject to all of the existing restrictions and conditions under the Indenture) may involve increased restrictive covenants and increased fixed payments or may otherwise further constrain our financial flexibility. To the extent that we raise additional funds through collaborative or licensing arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us. In addition, payments made by potential collaborators or licensees generally will depend upon our achievement of negotiated development and regulatory milestones. Failure to achieve these milestones may harm our future capital position.

We will need substantial additional capital to fund our operations, which may not be available on acceptable terms, if at all.

The Company’s cash requirements for 2021 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of our products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of December 31, 2020, we had $31.8 million of cash and cash equivalents.

On November 3, 2020, we entered into a Purchase and Sale Agreement (the “Monetization Agreement”) with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management (“Marathon”).  Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®. KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. Food and Drug Administration (FDA) on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40.0 million and an additional payment of $10.0 million  through the achievement of the first milestone. We have received an aggregate amount of $50.0 million through December 31, 2020 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75.0 million may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125.0 million.

With the upfront proceeds of the monetization, we repaid $22.5 million of the Senior Secured Notes due 2025 (the “12.5% Notes”), and issued $4.0 million of new 12.5% Notes in lieu of paying a prepayment premium on the early repayment of the 12.5% Notes, reducing the aggregate principal balance of 12.5% Notes outstanding to $51.5 million.  In addition, the holders of the 12.5% Notes agreed to extend to December 31, 2021 our ability to access, at our option, an additional $30.0 million of 12.5% Notes re-openers under the Indenture.  The first $10.0 million senior notes re-opener represents a commitment of such amount by current holders of 12.5% Notes, at our option, contingent upon FDA approval of our product candidate Libervant.  A second $20.0 million senior notes re-opener represents a right, at our option, to market to current holders of our 12.5% Notes, and/or other lenders, additional senior notes up to such amount, contingent upon FDA approval of Libervant for U.S. market access.  If and to the extent that we access these re-openers, we will grant warrants to purchase up to 714,000 shares of common stock, with the strike price calculated based on the 30-day volume weighted average closing price of our common stock at the warrant grant date.  In addition, as of the closing of this transaction, we issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of our common stock.

We may not be able to raise additional capital or secure other funding on terms acceptable to us, or at all, and any failure to raise additional capital or other funding as and when needed for our cash requirements would have a negative impact on our business, financial condition and prospects and on our ability to execute and achieve our business plan.

If adequate funds are not available for our liquidity needs and cash requirements as and when needed, or at all, we may be required to reduce staff, significantly delay, significantly scale back or even discontinue some or all of our research and development programs and clinical and other product development activities, reduce our planned commercialization efforts, enter into potential funding arrangements on unattractive terms, and otherwise significantly reduce our cash spend and adjust our operating plan, and we would need to seek to take other steps intended to improve our liquidity, any of which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.  We also may be required to evaluate additional licensing opportunities, if any become available, of our proprietary products and product candidate programs that we currently plan to self-commercialize or explore other potential liquidity opportunities or other alternatives or options or strategic alternatives, including the sale of assets, although we cannot be assured that any of these actions would be available at all or available on reasonable terms.  If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing most if not all of their investment in us.

We may sell additional equity, incur debt or raise funds through licensing arrangements to fund our operations, which may result in dilution to our stockholders, impose restrictions on our business or require us to relinquish proprietary rights.

As of December 31, 2020, Aquestive has experienced a history of net losses and the Company’s accumulated deficits totaled $186,257 which have been partially funded by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from our commercial licensees and co-development parties, and with the balance of the related funding requirements met by the Company’s equity and debt offerings, including the 12.5% Notes. In 2019, the Company raised funding totaling $52.2 million, consisting of net proceeds of $13.1 million from the refinancing of debt in July 2019, $37.3 million from the public offering of 8,050,000 common shares in December 2019, and $1.8 million from the exercise of warrants in connection with the debt financing.

The Company began utilizing its “At-The-Market” (ATM) facility in November 2020 which has generated net cash of approximately $6.1 million as of December 31, 2020.  This facility has approximately $18.5 million available at December 31, 2020.

Until such time, if ever, that we can generate sufficient revenue to fully fund our operations, we would need to seek additional capital and cash resources through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the stockholders’ existing ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financings may be coupled with an equity component, such as warrants to purchase shares of our common stock, which could also result in dilution of existing stockholders’ ownership. The incurrence of additional indebtedness would result in increased fixed payment obligations and could also result in certain increased restrictive covenants (most if not all of which currently exist under our existing debt facilities), such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights or sell assets, and other operating restrictions that could adversely impact our ability to conduct our business and continue to result in liens being placed on all of our assets and intellectual property. If we were to default on such indebtedness, we could lose all such assets and intellectual property and our ability to operate our business.

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

Even if we are able to generate future revenues, our results of operations would likely continue to vary significantly from year-to-year and quarter-to-quarter. Variations may result from, among other factors:

•	the timing of FDA or any other regulatory approval, delay in any FDA or other regulatory approvals, or failure to obtain any such FDA or other regulatory approvals;

•
competitor’s product candidates obtaining FDA or other regulatory approval, which may include orphan drug market exclusivity for seven years in the U.S., before our product has received any such regulatory approval and/or orphan drug exclusivity;

•	the timing of process validation for particular product candidates;

•	the timing of product launches and market acceptance of such launched products;

•	changes in the timing of and the amount we spend to research, develop, acquire, license or promote new product candidates;

•	the timing, amount we spend on, and outcome of our research, development, preclinical studies and clinical trial programs;

•	serious or unexpected health or safety concerns related to our products or product candidates;

•	the introduction of new branded and generic products by others that render our product candidates obsolete, subject to greater competition or noncompetitive;

•	our ability to maintain selling prices and gross margins on our commercial products;

•	our ability to comply with complex governmental regulations applicable to many aspects of our business;

•	changes in coverage and reimbursement policies of health plans and other health insurers, including changes to Medicare, Medicaid and similar government healthcare programs;

•	increases in the cost of raw materials used to manufacture our commercial products and product candidates;

•	manufacturing and supply interruptions, including product rejections or recalls due to failure to comply with manufacturing specifications or current Good Manufacturing Practices;

•	timing of revenue recognition related to our collaboration agreements;

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

We have substantial debt and substantial debt service obligations. At December 31, 2020, we had an aggregate principal amount of $51.5 million of outstanding indebtedness, represented by the 12.5% Notes. In the future, we may need to borrow additional funds.

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

•
if cash flows from product sales and revenues from licensed product or collaborative arrangements are insufficient to satisfy our obligations with respect to our existing indebtedness, we may be forced to seek to sell assets (subject to obtaining consent under the Indenture) or seek additional capital, which we may not be able to accomplish on favorable terms, if at all;

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and potential access to other funding. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the Indenture and 12.5% Notes or any other debt instruments we may enter into. Failure to make required debt service payments or comply with other covenants under our existing debt facilities or such other debt instruments would result in an event of default and acceleration of amounts due, which would have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon the commercial success of our licensed and self-commercialized products and other licensing activities to generate revenue for the near future.

Although we are in the process of testing and developing proprietary product candidates and may seek to acquire rights in other approved drugs, we anticipate that our ability to generate revenue and to become profitable in the near future will depend upon the continued commercial success of Suboxone, Exservan, KYNMOBI® and Sympazan, our ability to license Zuplenz, and our ability to commercialize our product candidate Libervant subject to FDA approval including our ability to demonstrate that Libervant will, if approved by the FDA for U.S. market access, represent a “major contribution to patient care” within the meaning of FDA regulations and guidance, as compared to available treatment options. There is no assurance that we will become commercially successful to the extent necessary to become profitable. If our current products are not commercially successful, our ability to generate manufacturing and sale margins and licensing or royalty revenues will be impaired. Without those revenues, our ability to continue planned development initiatives and commercialization efforts would be limited. Due to our dependence on the commercial success of our products, delays or setbacks in the commercial success of any of these products would likely materially adversely affect our business, prospects, results and operations and financial consideration.

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

In April 2019, the U.S. Department of Justice announced that a federal grand jury sitting in the Western District of Virginia had criminally indicated Indivior PLC, or Indivior, for which we exclusively manufacture and supply Suboxone film products and license certain of our intellectual property, in connection with Indivior’s allegedly deceptive and misleading marketing and distribution practices in its distribution and sale of Suboxone film products, dating back a number of years, and seeking a monetary judgment of not less than $3 billion.  Indivior has denied the claims and publicly stated that it intends to contest the allegations vigorously.  Indivior accounted for approximately 57% of our revenues for 2020 and approximately 86% of our revenues for 2019 and we believe in the future will continue to account for a substantial part of our revenues.  On July 24, 2020, Indivior disclosed a $600 million settlement and disposition of this matter with the U.S. Department of Justice.  We cannot assess whether this settlement and disposition will have a material adverse financial impact on our business, prospects, liquidity, financial condition and operating results.

Further, the Indivior License Agreement under which we manufacture and supply Suboxone to Indivior on an exclusive basis, may be terminated should certain causes or events occur.  For example, either party may terminate the relationship in connection with a material breach by the other party of its contractual obligations.  Indivior may also terminate the Indivior License Agreement if the FDA or other applicable regulatory authority declares our manufacturing site to no longer be suitable for the manufacture of Suboxone or Suboxone is no longer suitable to be manufactured due to health or safety reasons.  In addition, the  Indivior Licensing Agreement currently has a one-year term, subject to automatic one-year renewals unless either party provides the other party with twelve months’ prior notice of non-renewal.  As a result, there can be no assurance that either party will not terminate the Indivior License Agreement either due to any future breach of obligation, other termination cause or event, or notice of non-renewal.  Any such termination would have a material adverse impact on our business, results of operations, capital position and prospects.

Indivior has ceased production of the authorized generic product of Suboxone which can be expected to continue to have a material impact on our manufactured product sales and revenues.

In early 2019, certain third-party pharmaceutical companies launched at risk, generic film products for buprenorphine-naloxone.  Also, in early 2019 Indivior began to market and sell an authorized generic sublingual film product for Suboxone, which we also exclusively manufactured and supplied. In October 2019, Indivior publicly announced its intention to cease production of the authorized generic sublingual film product.

Indivior accounted for approximately 57% of our annual revenues in fiscal year 2020.  As a result of Indivior’s decision to cease production of the authorized generic sublingual film product, our manufacturing and supply revenue for that product has ceased, which has and we believe will continue to have a material negative impact on our manufacture and supply revenues and our results of operations.  Although branded Suboxone has continued to retain meaningful market share, we have planned for the erosion of this sunsetting branded product over time, which will further affect our total revenues and our results from operations.

We are currently involved in antitrust litigation in connection with the launch of Suboxone Sublingual Film and any adverse decisions in such litigation could impair our ability to raise addition capital and significantly harm our business.

We are named as a defendant in antitrust litigation brought against us and Indivior. The litigation involves allegations that we have engaged in conduct intended to interfere with the introduction of generic drug products that would compete with our product, Suboxone, in the marketplace. We have denied any wrongdoing and are defending the litigation. However, depending on the outcome of the litigation, including whether or not any judgements are entered against us or Indivior and, if so, the extent of those judgements, our ability to earn revenues from Suboxone may be impaired, which may affect our business, profitability, prospects, financial condition ability to generate sufficient revenues, and our ability to raise additional funding. Moreover, regardless of the merits of any claim, the continued legal and other costs arising from these judicial proceedings may result in substantial additional expenses and divert management’s time and attention away from our other business operations, which could also significantly harm our business. For more information, please see Part II Item 8. Financial Statements and Supplementary Data, Note 20. Contingencies.

KYNMOBI® is commercialized by Sunovion Pharmaceuticals, Inc., therefore, there is no assurance that we will receive additional contingent payments pursuant to the Monetization Agreement in the amount or at the time we have planned, or at all, and any failure to receive such payments would have a material adverse impact on our financial position and capital needs.

On November 3, 2020, we entered into a Purchase and Sale Agreement (the “Monetization Agreement”) with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management (“Marathon”).  Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®. KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. Food and Drug Administration (FDA) on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40.0 million and an additional payment of $10.0 million  through the achievement of the first milestone. We have received an aggregate amount of $50.0 million through December 31, 2020 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75.0 million may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125.0 million.

With the upfront proceeds of the monetization, we repaid $22.5 million of the 12.5% Notes, and issued $4.0 million of new 12.5% Notes in lieu of paying a prepayment premium on the early repayment of the 12.5% Notes, reducing the aggregate principal balance of 12.5% Notes outstanding to $51.5 million.

We cannot be assured of receiving any additional contingent payments under the Monetization Agreement.

Risks Related to Development and Commercialization of Our Products and Product Candidates

We will be required to demonstrate to the FDA that our drug candidate LibervantTM provides a “major contribution to patient care” relative to the approved drugs with the same active moiety for the same indication, and there can be no assurance that we will be successful.

We are developing Libervant as an alternative to device-dependent rescue therapies currently available to patients with refractory epilepsy, which are a rectal gel and newly approved nasal sprays.  We completed the rolling submission of our NDA filing with the FDA for Libervant on November 27, 2019, our NDA for Libervant was accepted by the FDA on February 10, 2020, and a PDUFA goal date of September 27, 2020 was provided by the FDA.  On January 10, 2020 Neurelis, Inc. obtained FDA approval of its drug candidate Valtoco® (diazepam nasal spray). We are seeking to demonstrate that Libervant will, if approved by the FDA for U.S. market access, represent a “major contribution to patient care” within the meaning of FDA regulations and guidance, as compared to available treatment options, as the first, non-device delivered, oral diazepam-based product available to manage seizure clusters in epilepsy patients.  However, overcoming the orphan drug marketing exclusivity is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such market exclusivity and approve Libervant for U.S. market access.  A company that obtains FDA approval for a designated orphan drug receives market exclusivity for that drug for the designated indication for a period of seven years from the grant date in the United States.  This orphan drug exclusivity approval may prevent a subsequent product seeking FDA approval from being marketed in the United States during the exclusivity period for the same active moiety for the same orphan drug indication except in the case where the drug candidate sponsor is able to demonstrate, and the FDA concludes, that the later drug is “clinically superior” to the approved products (e.g., safer, more effective, or providing a major contribution to patient care) within the meaning of FDA regulations and guidance.  In assessing whether a drug candidate sponsor has demonstrated that its drug candidate provides a “major contribution to patient care” over and above the currently approved drugs, which is evaluated by the FDA on a case by case basis, there is no one objective standard and the FDA may, in appropriate circumstances, consider such factors as convenience of treatment location, duration of treatment, patient comfort, reduced treatment burden, advances in ease and comfort of drug administration, longer periods between doses, and potential for self-administration.

If the FDA does not approve our NDA for Libervant, or the continued development of Libervant is significantly delayed or terminated, our business and results of operations could be significantly adversely affected.

We completed the rolling submission of our NDA filing with the FDA for Libervant on November 27, 2019, our NDA for Libervant was accepted by the FDA on February 10, 2020, and a PDUFA goal date of September 27, 2020 was provided by the FDA.  However, on September 25, 2020, we received a Complete Response Letter (CRL) from the FDA for Libervant.  The FDA issues a CRL to indicate that the review cycle for an application is complete but the application cannot be approved in its current form.  In the CRL, the FDA cited that, in a study submitted by the Company with the NDA, certain weight groups showed a lower drug exposure level than desired. In a Type A meeting with the FDA in November, the FDA confirmed that these issues may be addressed by utilizing modeling and simulations for an updated dosing regimen.  The Company resubmitted a revised weight-based dosing regimen with modeling and simulations in December 2020. As recently announced, the FDA provided guidance on the December submission which clarified the information that the Agency expected to see in the Company’s population pharmacokinetic model to be included in the resubmitted NDA. Based upon the FDA’s feedback at the Type A meeting as well as further guidance from the Agency, the Company continues to believe that no further clinical studies are necessary.  The Company expects to resubmit its NDA late in the second quarter of 2021. Once the NDA is resubmitted, the Company anticipates a six month review process.  The FDA did not include in the CRL any indication regarding approval of U.S. market access for Libervant.  Any failure to obtain FDA approval of, and to demonstrate clinical superiority for, Libervant would have a material adverse effect on our business, financial condition and results of operations in 2021 and later.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to the numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen, and other clinical trial protocols, and the rate of dropout among clinical participants.  If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

If we do not obtain market exclusivity for our certain of our products, including orphan drug exclusivity, our business may be harmed.

We intend to seek exclusivity for certain of our product candidates, including orphan drug exclusivity for Libervant. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

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

Also, overcoming the orphan drug marketing exclusivity is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such marking exclusivity and approve Libervant for U.S. market access with orphan drug exclusivity. If we fail to receive such extensions or exclusive rights, our ability to prevent competitors from manufacturing, marketing and selling competing products will be materially impaired, and our results of operations and financial condition may be significantly adversely affected.

Clinical trials may be delayed, suspended or terminated for many reasons, which will increase our expenses and delay the time it takes to develop our product candidates.

We may experience delays in our ongoing or future preclinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule.  The commencement and completion of clinical trials for our clinical product candidates may be delayed suspended or terminated as a result of many factors, including:

•	the FDA disagreeing as to the design, protocol or implementation of our clinical studies;

•	the delay or refusal of regulators or institutional review boards, or IRBs, to authorize us to commence a clinical trial at a prospective trial site;

•	changes in regulatory requirements, policies and guidelines;

•	delays or failure to reach an agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;

•	the inability to enroll or delays enrolling a sufficient number of patients in trials, particularly in orphan indications, to observe statistically significant treatment effects in the trial;

•	having clinical sites deviate from the trial protocol;

•
negative or inconclusive results from ongoing preclinical studies or clinical trials, which may require us to conduct additional preclinical studies or clinical trials or to abandon projects that we had expected to be promising;

•	reports from preclinical testing of other similar therapies that raise safety or efficacy concerns;

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

•	delays in establishing the appropriate dosage levels; and

•	exceeding budgeted costs due to difficulty in accurately predicting costs associated with clinical trials.

If we experience delays in the commencement or completion of any clinical trial of our product candidates, or if any clinical trials suspended or terminated, our costs may substantially increase and the commercial prospects of our product candidates may be harmed and our ability to generate revenue from sales of any product candidate will be delayed or not realized at all.  Significant preclinical study or clinical trial delays also could shorten the period during which we have exclusive rights to commercialize a product candidate or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize a product candidate.

We have directly marketed just a single product, Sympazan. With this limited experience, we may lack the necessary expertise, personnel and resources to successfully commercialize this product or our other products that must first receive regulatory approval, either on our own or together with collaborators.

We rely on our third-party licensees to commercialize our two licensed products, Suboxone and Exservan, and to date have only marketed, through our own efforts and with the services of third-party outsourcing vendors including contract sales personnel, our first self-developed product, Sympazan, launched in December 2018. Thus, we have a very limited history of direct experience in commercializing product candidates, and we have no long-term experience upon which to measure our ability or success in commercializing a product or our ability to make predictions about financial results or prospects of any product. To achieve commercial success of our existing product as well as our product candidates, if any more are approved, we are in the process of continuing to develop our own sales, marketing and supply capabilities, including through third-party outsourcing and contract sales personnel.

Our ongoing commercial strategy for our products and product candidates involves the development of a commercial infrastructure that spans multiple jurisdictions and is dependent upon our ability to continue to build an infrastructure that is capable of implementing our commercial product launch strategy. The establishment and development of our commercial infrastructure will continue to be expensive and time consuming, and we may not be able to develop our commercial infrastructure successfully or in a timely manner or at all. Doing so will require a high degree of coordination and compliance with laws and regulations in numerous territories, including in the United States, each state, and other countries in which we do business, including restrictions on advertising practices, enforcement of intellectual property rights, restrictions on pricing or discounts, transparency laws and regulations, and unexpected changes in regulatory requirements and tariffs. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize our products and product candidates in the United States and other jurisdictions in which they are or may be available will be materially adversely affected.

Factors that may affect our ability to commercialize our products and product candidates on our own include: recruiting and retaining adequate numbers of effective sales and marketing personnel, including both internally and through contractual third-party outsourcing arrangements, cultivating effective relationships with third-party physicians and overall pharmaceutical industry payors, obtaining access to or persuading adequate numbers of physicians to prescribe our product candidates and other unforeseen costs associated with creating an independent sales and marketing organization. Maintaining a sales and marketing organization requires significant investment and resources, is time-consuming and could delay or impair the launch of our product candidates. We may not be able to build an effective sales and marketing organization in the United States or other key global markets. We also intend to enter into strategic licenses with third parties to commercialize our product candidates outside of the United States. We may have difficulty establishing relationships with third parties on terms that are acceptable to us, or in all of the regions where we wish to commercialize our products, or at all. If we are unable to build our own distribution and marketing capabilities or to find suitable licensees for the commercialization of our products and product candidates, we may have difficulties generating revenue from them and our business, results of operations, financial condition and prospects and the trading price of our stock may be materially adversely affected.

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

We cannot predict whether our competitors or potential competitors, some of whom we collaborate with, may bring legal action against us based on our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, claiming, among other things, infringement of their intellectual property rights, breach of contract, false or disparaging statements about another company’s products or product candidates, or other legal theories. To date we have been subject to a number of claims of this nature.  In defending such lawsuits, whether or not they are with or without merit or are ultimately determined in our favor, we would continue to face costly litigation and diversion of technical and management personnel. These lawsuits could hinder our ability to enter the market early with our product candidates and thereby hinder our ability to influence usage patterns when fewer, if any, of our potential competitors have entered the market, which could adversely impact our potential revenue from such product candidates. Some of our competitors have substantially greater resources than we do and could be able to sustain the cost of litigation to a greater extent and for longer periods of time than we can. Furthermore, an adverse outcome of a dispute may require us: to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or other intellectual property rights; to cease making, licensing or using products that are alleged to incorporate or make use of the intellectual property of others; to expend additional development resources to reformulate our products or prevent us from marketing a product; and to enter into potentially unfavorable royalty or license agreements in order to obtain the rights to use necessary technologies.

Guidelines and recommendations published by government agencies can reduce the use of our products or product candidates.

Government agencies promulgate regulations and guidelines applicable to certain drug classes which may include our products and product candidates. Regulations and guidelines of government agencies may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Regulations or guidelines suggesting the reduced use of certain drug classes which may include our products and product candidates or the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use of our products or product candidates or negatively impact our ability to gain market acceptance and market share. For example, Suboxone, which treats opioid addiction, has as one of its active ingredients an opioid, buprenorphine. Revisions to regulations or guidelines suggesting the reduced use of opioid drugs such as buprenorphine could result in decreased use of Suboxone.

We face significant competition from other pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The pharmaceutical industry is intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these companies. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products or drug administration technologies that are more effective than our products or product candidates. In addition, our competitors may file citizen petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2) or other filing pathways.

We believe that our ability to successfully compete will depend on, among other things:

•	the efficacy and safety of our products and product candidates;

•	the time it takes for our product candidates to complete preclinical and clinical development and receive marketing approval;

•	our ability to maintain a good relationship with regulatory authorities;

•	our ability to commercialize and market any of our product candidates that receive regulatory approval;

•	the price of our products relative to pricing of branded or generic competitors;

•	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare and Medicaid;

•	our ability to protect intellectual property rights related to our products and product candidates;

•	our ability to manufacture on a cost-effective basis and sell commercial quantities of our products and product candidates that receive regulatory approval; and

•	acceptance by physicians and other healthcare providers of any of our products and product candidates that receive regulatory approval.

If our competitors’ market products that are more effective, safer or less expensive than our product candidates, or that reach the market sooner than our product candidates, we may enter the market too late in the cycle and may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because we have limited research and development capabilities, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

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

Cost containment is a primary concern of the U.S. healthcare industry and elsewhere as well as for governmental authorities. Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. Third-party payors may deny reimbursement for covered products if they determine that a medical product was not used in accordance with third-party payor coverage policies, such as required procedures for cost-effective diagnosis methods and other conditions that must be met before the third-party payor will provide coverage for use of a product. For example, insurers may establish a “step-edit” system that requires a patient to first use a lower price alternative product prior to becoming eligible for reimbursement of a higher price product. Third-party payors also may refuse to reimburse for drugs, procedures and devices deemed to be experimental, or that are prescribed for an unapproved indication. It is also possible that a third-party payor may consider our products or product candidates as substitutable by less expensive therapies and only offer to reimburse patients for the less expensive product.  Even if we show improved efficacy or improved convenience of administration with our products or product candidates, pricing of existing drugs may limit the amount we will be able to charge for our products or product candidates.  These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on investment in product development.  Further, third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Further, some third-party payors challenge the prices charged for medical products and may impose price controls or require that drug companies provide them with predetermined discounts from list prices.

Obtaining and maintaining reimbursement status is time-consuming and costly.  No uniform policy for coverage reimbursement for products exists among third-party payors in the United States.  Therefore, coverage and reimbursement for products can differ significantly from payor to payor.  As a result, the coverage determination process is generally a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.  Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization on entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates who provide services involving the creation, use or disclosure of HIPAA protected health information;

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

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and the provisions are open to a variety of interpretations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Recently enacted and future healthcare reform legislation or regulation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. Among policymakers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products. In March 2010, President Obama signed into law the PPACA. Among the provisions of the PPACA of importance to our business, including our ability to commercialize and the prices we may obtain for any of our products and product candidates that are approved for sale, are the following:

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

•
establishment of  the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	the Bipartisan Budget Act of 2018, or BBA, that among other things, increased the manufacturer’s subsidy under this program from 50% to 70% of the negotiated price, beginning in 2019;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•
establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation, including the BBA, extended the 2% reduction, on average, to 2027, subject to additional Congressional action. Sequestration may result in additional reductions in Medicare and other healthcare funding and, if we obtain regulatory approvals, may otherwise affect the prices we may obtain for our product candidates or the frequency with which our product candidates may be prescribed or used if approved. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which is required to be fully implemented in 2019.  At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement and their choice of medications to use.

Further, legislative changes to or regulatory changes under the PPACA remain possible in the U.S. Congress and under the Biden administration. The nature and extent of any legislative or regulatory changes to the PPACA, including repeal and replacement initiatives, are uncertain at this time. It is possible that the PPACA repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits, including limited coverage for drugs. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed into law by President Trump, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the BBA, amended the PPACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The scope of potential future legislation to modify or repeal and replace the PPACA provisions is highly uncertain in many respects. We continue to evaluate the potential impact of the PPACA and its possible repeal or replacement on our business.

The costs of prescription pharmaceuticals in the United States have also been the subject of considerable discussion in the United States, and members of Congress and the administration have stated that they will address such costs through new legislative and administrative measures. This focus has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 and 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contain additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration indicated that they would continue to pursue new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that we may experience more rigorous coverage criteria and additional downward pricing pressure as the result of these and other healthcare reform measures that may be adopted in the future. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We have relied upon and plan to continue to rely upon third-party contract research organizations, or CROs, to monitor and manage data for our preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with FDA laws and regulations regarding current good clinical practice, or GCP, which are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization, or ICH, guidelines for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under the current good manufacturing practice, or cGMP, regulations. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. In addition, portions of the clinical trials for our product candidates are expected to be conducted outside of the United States, which will make it more difficult for us to monitor CROs and visit clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCP. Failure to comply with applicable regulations in the conduct of the clinical trials for our product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We currently have relationships with two third-parties for the manufacture of our thin film foil. Because of the unique equipment and process for manufacturing our thin film foil, transferring manufacturing activities for our foil to an alternate supplier would be a time-consuming and costly endeavor, and there are only a limited number of manufacturers that we believe are capable of performing this function for us. Switching thin film foil suppliers may involve substantial cost and could result in a delay in our desired clinical and commercial timelines. If any of our thin film foil manufacturers breach or terminate their agreements with us, we would need to identify an alternative source for the thin film foil manufacture and supply of foil to us for the development and commercialization of the applicable products. Identifying an appropriately qualified source of alternative thin film foil supply for any one or more of these product candidates could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our product candidates, or in satisfying our manufacturing and supply commitments and obligations for our licensed products and our commercialized self-developed products, which could harm our financial position, the commercial potential for our products, and our results of operations, as well as to result in a default in our supply commitments and obligations. Any alternative thin film foil vendor would also need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if we appoint a new manufacturer for supply of our product candidates that differs from the manufacturer used for clinical development of such product candidates. For our other product candidates, we expect that only one supplier will initially be qualified as a vendor with the FDA. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply.

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

Regulatory authorities also may, at any time following approval of a product for sale, inspect our manufacturing facilities or those of our third-party suppliers or contractors. If any such inspection identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third-party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales of our approved products or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. If we or any of our third-party API or component manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending NDA for a new drug product or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed resulting in a significant loss of revenues and results and resulting in a potential default in our supply commitments or obligations, which could lead to termination of our supply obligations our incurrence of default damages and our loss of significant revenues.

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

In situations where we enter into a development and commercial collaborative arrangement for a product or product candidate, we may also seek to establish additional collaborations for development and commercialization in territories outside of those addressed by the first collaborative arrangement for such product candidate. There are a limited number of potential licensees, and we expect to face competition in seeking appropriate licensees. If we are unable to enter into any development and commercial collaborations and/or sales and marketing arrangements on acceptable terms, if at all, we may be unable to successfully develop and seek regulatory approval for our product or product candidates and/or effectively market and sell approved products, if any, in all of the territories outside of the United States where it may otherwise be valuable to do so.

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

We have entered into agreements with third-party service providers to perform a variety of functions related to the sale and distribution of our self-developed products, including Sympazan, key aspects of which are out of our direct control. These service providers provide key services related to sales, marketing, customer service support, warehousing and inventory program services, distribution services, contract administration and chargeback processing services, accounts receivable management and cash application services, financial management and information technology services. In addition, our inventory is stored at a warehouse maintained by a third party service provider. We substantially rely on the provider as well as other third-party providers that perform services for us. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, or encounter damage or disruption at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, we could be subject to regulatory sanctions.

We may not be successful in maintaining development and commercialization collaborations, and any collaborators may not devote sufficient resources to the development or commercialization of our product candidates or may otherwise fail in development or commercialization efforts, which could adversely affect our ability to develop and successfully commercialize certain of our products and product candidates and our financial condition and operating results.

When we establish collaborative arrangements, such collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and prospects. If we collaborate with a third-party for development and commercialization of a product or product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third-party. It is possible that a third-party collaborator may not devote sufficient resources to the development or commercialization of our product or product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such product or product candidate could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product or product candidate or research program under a collaboration, and the payment we receive from our licensee may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement, and they may require substantial resources to maintain.

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

If any such collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, the development or commercialization of our product candidates could be delayed and our business and prospects harmed.  All of the risks relating to product development, regulatory approval and commercialization apply to the activities of our existing and future collaborators.

Additionally, conflicts may arise between us and our third-party collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. For example, our existing revenue streams are largely dependent on Indivior, which holds the global commercialization rights to our approved product, Suboxone. During the years ended December 31, 2020 and 2019, Indivior represented 57% and 86% of our total revenue, respectively. If any such conflicts were to arise with Indivior or any such third party could act in its own self-interest, which may be averse to our interests. Any such disagreement between us and a third-party collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product or product candidates and harm our business:

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

Our Company has been rapidly growing based upon the number of products and product candidates in our pipeline, and we expect to continue to grow over the next number of years. As our Company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants, contractors and contract employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our products and product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

In addition, our expected continuing growth in our management team adds increased expense which we must absorb, without necessarily having commensurate growth in our revenues. Also, to date, we have only directly marketed one product in the market. If we commercialize and directly market Libervant, this could require a significant upfront expense and create a rapid growth in our workforce. This increase in expense may negatively impact our results of operations and may add to our need for additional funds.

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

Business interruptions at our manufacturing facilities could delay us in the process of developing our product candidates.

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

Our products or product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance, cause us to suspend or discontinue clinical trials, abandon product candidates, or result in significant negative consequences following marketing approval, if any.

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

Further, if any of our products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution;

•	the FDA may require implementation of a Risk Evaluation and Mitigation Strategy, or REMS;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•	we may be required to change the way the product is administered or conduct additional clinical studies;

•	we could be sued and held liable for substantial damages for harm caused to patients; and

•	our reputation may suffer.

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

Competitors may infringe our patents or the patents of any licensors and potential licensors. To counter infringement or unauthorized use, we have been, and in the future may be, required to file infringement claims, which are expensive and time-consuming. For example, beginning in August 2013, we filed patent infringement lawsuits against six generic companies in the U.S. District Court for the District of Delaware for the approval by the FDA of generic versions of Suboxone Sublingual Film in the United States. Of these, cases against three of the six generic companies have been resolved. We are also seeking to enforce our patent rights in multiple cases as further described in Part II Item 8. Financial Statements and Supplementary Data, Note 20. Contingencies.

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

As described in Part II Item 8. Financial Statements and Supplementary Data, Note 20. Contingencies to our consolidated financial statements, a number of our issued patents are involved in litigations. In addition to the challenges we face in those litigations, a number of our issued patents are or have been involved in administrative proceedings, such as reexamination and inter partes review at the USPTO and opposition at the EPO. There can be no assurance that all claims of the challenged patents will be upheld or that the patents challenged by us will be found infringed. We may lose any of the challenged patents entirely, or we may have to amend the scope of claims to an extent which may be considered insufficient to cover our products or product candidates. If any of those scenarios were to occur, we might lose our competitive advantage in our market, and our business could be materially affected.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. For more information, please see Part II Item 8. Financial Statements and Supplementary Data, Note 20. Contingencies to our consolidated financial statements.

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

If we or one of our licensees initiated legal proceedings against a third-party to enforce a patent covering one of our products or product candidates, the defendant could counterclaim, and have in certain existing proceedings counterclaimed, that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business. For more information, please see Part II Item 8. Financial Statements and Supplementary Data, Note 20. Contingencies to our consolidated financial statements.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We rely on our outside counsel or our licensees to monitor the status of these fees so that we may make required payments of these fees when due to non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patents or patent applications, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market which could harm our business.

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

If we are not able to obtain adequate trademark protection or regulatory approval for our brand names, we may be required to re-brand affected products, which could cause delays in getting such product to market, substantively impact successful commercialization of any such product and substantially increasing our costs.

To protect our rights in any trademark we use or intend to use for our products or our product candidates, we may seek to register such trademarks. Trademark registration is territory-specific and we must apply for trademark registration in the United States as well as any other country where we intend to commercialize our product or product candidates. Failure to obtain trademark registrations may place our use of the trademarks at risk or make them subject to legal challenges, which could force us to choose alternative names for our product or product candidates. In addition, the FDA and other regulatory authorities outside the United States conduct independent reviews of proposed product names for pharmaceuticals, including an evaluation of the potential for confusion with other pharmaceutical product names for medications. These regulatory authorities may also object to a proposed product name if they believe the name inappropriately makes or implies a therapeutic claim. If the FDA or other regulatory authorities outside the United States object to any of our proposed product names, we may be required to adopt alternative names for our product or product candidates. If we adopt alternative names, either because of our inability to obtain a trademark registration or because of objections from regulatory authorities, we would lose the benefit of our existing trademark applications. As a result, we may be required to expend significant additional resources in an effort to adopt a new product name that would be registrable under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA and other regulatory authorities, which could adversely impact our product brand identity and successful commercialization of any product and increase our costs. Furthermore, we may not be able to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product or our product candidates.

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

As of December 31, 2020, our executive officers and directors beneficially owned approximately 10.4% of our outstanding common stock. In addition, Bratton Capital Management L.P. beneficially owned, directly, approximately 33.3% of our outstanding common stock as of December 31, 2020.  Therefore, these stockholders may have, through their respective ownership positions, the ability to effectively influence or control matters requiring stockholder approval, including elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We may incur substantial costs relating to “excess parachute payments” under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended.

We entered into employment agreements with Keith Kendall, our Chief Executive Officer, and A. Mark Schobel, our Chief Innovation and Technology Officer, pursuant to which they are each entitled to receive an additional tax indemnification payment, or a “gross-up” payment, if the payments and benefits under their respective employment agreements or any other benefits plans and programs trigger excise tax liability under Section 4999 of the Internal Revenue Code of 1986, as amended, or the Code, for “excess parachute payments.” Under Sections 280G and 4999 of the Code, the excise tax is triggered by change in control-related payments that, in general, equal or exceed three times Mr. Kendall’s or Mr. Schobel’s, as applicable, average annual taxable compensation over the five calendar years preceding the change in control. The excise tax equals 20% of the amount of the payment in excess of Mr. Kendall’s or Mr. Schobel’s, as applicable, average taxable compensation over the preceding five calendar year period (i.e., the excess parachute payments). In addition to providing Mr. Kendall or Mr. Schobel with a tax gross-up payment, we may not take a federal tax deduction for Mr. Kendall’s and/or Mr. Schobel’s excess parachute payments.

If an “excess parachute payment” is made to Mr. Kendall and/or Mr. Schobel, we may incur substantial costs related to a change in control of the Company due to the gross-up payment and the lost federal tax deduction for Mr. Kendall’s and/or Mr. Schobel’s excess parachute payments.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses since the inception of our company and do not expect to become profitable in the near future, if ever. Under the newly enacted federal income tax law, to the extent that we continue to generate taxable losses in 2019 and in future years, such unused losses will carry forward to offset future taxable income, if any, but our deductibility of such losses in a future year is generally limited to 80% of taxable income. Furthermore, under Section 382 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be further limited. We believe that, with our initial public offering, we may have triggered an “ownership change” limitation. In addition, we have experienced and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including an ownership change as a result of the combined effect of our initial public offering and future equity offerings. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third-party to acquire us, or may increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our amended and restated bylaws or any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

General Risk Factors

Our business may be adversely affected by the ongoing coronavirus pandemic.

Beginning in late 2019, the outbreak of COVID-19 has evolved into a global pandemic.  Depending upon the length and severity of the pandemic or any resurgence, which cannot be predicted, we may experience disruptions that could materially and adversely impact our business including:

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

•
We have closed our business office and requested most of our colleagues located there to work from home, restricted full-time on-site staff generally to those colleagues who must perform essential activities on-site and implemented staggered schedules for full-time on-site staff in our research and development laboratory in order to reduce risk of transmission.  Our increased reliance on colleagues and other third parties on whom we rely working from home or having health issues may negatively impact productivity and has limited our in-person commercialization activities for our existing approved proprietary product and would limit commercial launch activities for any new approved product, or disrupt, delay, or otherwise adversely impact our business.  In addition, this could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.  Our colleagues conducting research and development activities might not be able to access our laboratory or manufacturing facilities for an extended period of time as a result of any further closure of our facilities as well as the possibility of further governmental restrictions.  As a result, this could delay timely completion of preclinical activities, including completing Investigational New Drug (IND)/Clinical Trial Application (CTA) enabling studies or our ability to select future development candidates, and initiation of clinical or other of our development programs and production and delivery of our products.

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

•
As a result of concerns caused by the continuing effects of the coronavirus, we may face issues and investor concerns in raising capital through sales of our common stock or other securities, or in seeking to monetize any of our licensed royalty and milestone rights.  In addition, a recession, depression or other sustained adverse market event could materially and adversely affect the financial markets, our business, the value of our common stock and our ability to obtain on favorable terms, or at all, equity or debt financing or any potential monetization of our royalty streams.

The coronavirus pandemic continues to evolve.  The ultimate impact of the coronavirus pandemic on us is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted.  We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, the manufacturing, marketing, distribution and sale of our approved products, the healthcare system or the global economy.  Given the uncertainties, the Company is unable to provide assurance that operations can be maintained as planned prior to the COVID-19 pandemic.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the principal members of our executive team referenced under Part III. Item 10. Directors, Executive Officers and Corporate Governance located elsewhere or incorporated by reference in this Annual Report on Form 10-K, and other key executives, the loss of whose services may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit key executives or the loss of the services of any executive or key employee might impede the progress of our development and commercialization objectives.

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

We also qualify as a “smaller reporting company,” meaning we are not an investment company, an asset-backed  issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company” which allows us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and certain reduced financial disclosures in our periodic reports, including this Annual Report on Form 10-K. In addition, we are eligible to remain a smaller reporting company, for so long as we have a public float (based on our common equity) of less than $250 million measured as of the last business day of our most recently completed second fiscal quarter or a public float (based on our common equity) or less than $700 million as of such date and annual revenues of less than $100 million during the most recently completed fiscal year.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result of these disclosure exemptions, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We lease our 8,400-square-foot current production facility (Melton) in Portage, Indiana, which houses certain research and development offices and cGMP manufacturing operations. The lease contains an option to purchase the facility at any time during the lease term along with a right of first refusal to purchase the facility. In October 2017, we extended our Melton facility lease which will expire during March 2023 under the same terms and conditions as the prior lease.

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

Item 3.	Legal Proceedings

For more information on Legal Proceedings, see Part II Item 8. Financial Statements and Supplementary Data, Note 20. Contingencies.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Select Market on July 24, 2018 under the symbol “AQST”. Prior to that date there was no public market for our common stock.

Holders of Record

As of March 5, 2021, we had approximately 100 holders of record of our common stock.  Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sale of Unregistered Securities

On November 3, 2020, the Company repurchased $22.5 million of the 12.5% Notes and issued $4.0 million of new 12.5% Notes in lieu of a prepayment premium on the early repayment of the 12.5% Notes. In connection therewith, the Company issued warrants for up to  143,000 shares of common stock, $0.001 par value per share.

The recipients of warrants acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the warrants issued in these transactions. The warrants were, at issuance deemed restricted securities for purposes of the Securities Act. The sale of the warrants was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act.

Item 6.	Selected Financial Data

Omitted pursuant to SEC Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, with respect to Item 301, effective February 10, 2021.

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

Overview

We are a pharmaceutical company focused on developing and commercializing differentiated products which leverage our proprietary PharmFilm® technology to meet patients’ unmet medical needs and to solve patients’ therapeutic problems. We have five products approved by the U.S. Food and Drug Administration (FDA), both proprietary and out-licensed, as well as a late-stage proprietary product pipeline focused on the treatment of central nervous system, or CNS, diseases and an earlier stage pipeline including treatment of anaphylaxis. Our licensees market their products in the US and in some instances outside the US. The company markets its proprietary product in the US.  We believe that our proprietary and licensed products address the characteristics of these patient populations and the shortcomings of available treatments create opportunities for the development and commercialization of meaningfully differentiated medicines. For a summary of our product and product candidates, please refer to Item I. Business of this Form 10-K.

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

To date, we have been able to continue to manufacture and supply our products and currently do not anticipate any significant interruption in supply, although we continue to monitor this situation closely and there is no assurance that disruptions or delay will not occur as a result of COVID-19.  We are also monitoring demand for our products, which could be negatively impacted during the COVID-19 pandemic, as well as the financial condition of our customers and licensees, one of whom delayed remittance of certain payments due the Company for development services provided but ultimately made such payments.

Our office-based colleagues have generally been working from home since March 2020.  With additional protections and protocols the Company has maintained appropriate and necessary staffing levels at both our laboratory and manufacturing sites. In Q1 2020 we suspended in-person interactions by our sales and marketing personnel and engaged remotely to support our commercialization efforts.  Sales and marketing practices continue to evolve in accordance with changing local rules and regulations with predominantly virtual interactions with healthcare providers.  However, the landscape continues to change as localities reestablish and/or ease restrictions, as the case may be, with the rise and fall of new case rates and the rollout of vaccinations.

For additional information on various uncertainties and risks caused by the COVID-19 pandemic, see Item Part I. Item IA. Risk Factors included in this report.

Financial Operations Overview

Revenues

Our revenues to date have been earned from our manufactured products made to order for licensees, including Suboxone and Zuplenz, as well as revenue from our self-developed, self-commercialized proprietary product, Sympazan®.  Revenues are also earned from our product development services provided under contracts with customers, and from the licensing of our intellectual property.  These activities generate revenues in four primary categories: manufacture and supply revenue, co-development and research fees, license and royalty revenue, and proprietary product sales, net.

Manufacture and Supply Revenue

Currently, we produce two licensed pharmaceutical products: Suboxone® and Zuplenz®. We are the exclusive manufacturer for these products. We manufacture based on receipt of purchase orders from our licensees, and our licensees have an obligation to accept these orders once quality assurance validates the quality of the manufactured product with agreed upon technical specifications. Our licensees are responsible for all other aspects of commercialization of these products and the Company has no role, either direct or indirect, in our customers’ commercialization activities, including those related to marketing, pricing, sales, payor access and regulatory operations.

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

License and Royalty Revenue

We realize revenue from licenses of our intellectual property.  For licenses that do not require further development or other ongoing activities by us, our licensee has acquired the right to use the licensed intellectual property for self-development of their product candidate, for manufacturing, commercialization or other specified purposes, upon the effective transfer of those rights, and related revenues are generally recorded at a point in time, subject to contingencies or constraints, if any.  For licenses that may provide substantial value only in conjunction with other performance obligations to be provided by us, such as development services or the manufacture of specific products, revenues are generally recorded over the term of the license agreement.  We also earn royalties based on our licensees’ sales of products that use our intellectual property that are marketed and sold in the countries where we have patented technology rights.  Royalty revenue related to the sale of future revenue is described further in this section under Critical Accounting Policies and Use of Estimates “Royalty Revenue and Interest Expense related to Sale of Future Revenue”.

Proprietary Product Sales, Net

We commercialized our first proprietary CNS product, Sympazan, in December 2018.  We currently sell Sympazan through wholesalers for distribution through retail pharmacies. Revenues from sales of proprietary product are recorded net of prompt payment discounts, wholesaler service fees, returns allowances, rebates and co-pay support redemptions, each of which are described in more detail below. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale. The Company includes these estimated amounts in connection with the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. The calculation of some of these items requires management to make estimates based on sales data, historical return data, contracts and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis.

Costs and Expenses

Our costs and expenses are primarily the result of the following activities: generation of manufacture and supply revenues; development of our pipeline of proprietary product candidates; and selling, general and administrative expenses, including pre-launch and post-launch commercialization efforts, intellectual property procurement, protection, prosecution and litigation expenses, corporate management functions, medical and clinical affairs administration; public company costs, share-based compensation expenses and interest on our corporate borrowings. We primarily record our costs and expenses in the following categories:

Manufacture and Supply Costs and Expenses

Manufacture and supply costs and expenses are primarily incurred from the manufacture of our commercialized licensed pharmaceutical products and for our self-developed, self-commercialized, approved proprietary product, including raw materials, direct labor and overhead costs principally in our Portage, Indiana facilities.  Our material costs include the costs of raw materials used in the production of our proprietary dissolving film and primary packaging materials. Direct labor costs consist of payroll costs (including taxes and benefits) of employees engaged in production activities. Overhead costs principally consist of indirect payroll, facilities rent, utilities and depreciation for leasehold improvements and production machinery and equipment.  These costs can increase, or decrease, based on the costs of materials, purchased at market pricing, and the amount of direct labor required to produce a product, along with the allocation of fixed overhead, which is dependent on production volume.

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

We expect to continue to seek to rationalize and manage costs to reflect the declining production volumes of Suboxone.  We reduced the cost of manufacturing and supply in late 2019 and continued throughout 2020 in order to recognize the declining volume of Suboxone that began in 2019 and will continue declining in 2021. We expect our manufacture and supply costs and expenses to decrease over the next several years due to the decline in Suboxone volumes as the generics in that market continue to take market share, modestly offset by the commercialization of our proprietary products, starting with Sympazan launched in December 2018.  In addition to our proprietary products coming online, we may add licensee products which may need additional resources to manufacture.  If such growth should occur for higher volume product opportunities such as Suboxone, we would incur increased costs associated with hiring additional personnel to support the increased manufacturing and supply costs arising from higher manufactured volumes from proprietary and licensed products.

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

We expect our research and development expenses to continue to be significant over the next several years as we continue to develop existing product candidates such as AQST-108-SF, AQST-305 and others, and we identify and develop or acquire additional product candidates and technologies.  We may hire or engage additional skilled colleagues or third parties to perform these activities, conduct clinical trials and ultimately seek regulatory approvals for any product candidate that successfully completes those clinical trials.

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

A significant portion of selling, general and administrative expenses relate to the sale and marketing of our proprietary product, Sympazan.  Sympazan is the precursor and compliment to the launch of Libervant, assuming that it is approved and granted U.S. market access.  We believe there is a very high degree of overlap and correlation between prescribers of Sympazan and the likely prescribers of an approved Libervant®.  While Sympazan continues to grow, we will continue to rationalize its contribution to move towards profitability while continuing to introduce epilepsy prescribers and patients to Aquestive and PharmFilm® technology in advance of the anticipated launch of Libervant, assuming FDA approval and market access.  The current  commercial organization would begin the launch of Libervant, subject to its approval for U.S. market access, which cannot be assured, shortly after its approval.  Until a Libervant launch is certain, we do not plan to increase the costs of our commercial organization and expect to continue to improve the efficiency of the Sympazan commercial investments.

Our general and administrative costs include costs related to accounting, audit, legal regulatory, and tax-related services required to maintain compliance with exchange listing and SEC regulations, director and officer insurance costs, and investor and public relations costs.   We continue to incur significant costs in seeking to protect our intellectual property rights, including significant litigation costs in connection with seeking to enforce our rights concerning third parties’ at-risk launch of generic products.

We will continue to manage business costs to appropriately reflect the declining state of Suboxone revenue, the marketing and sales costs related to Sympazan and other external factors affecting our business, including the continuing impact of the COVID-19 pandemic, as we continue to focus on our core business:

•	Seeking to obtain the approval and subsequent launch of Libervant, subject to approval by the FDA for U.S. market access, which cannot be assured;

•	Continuing the development of AQST-108-SF along the 505(b)(2) pathway; and

•	Growing the revenue contribution from Sympazan as a first step to position Aquestive in the epilepsy community.

Interest Expense

Interest expense consists of interest costs on our 12.5% Notes at a fixed rate of 12.5%, payable quarterly, as well as amortization of loan costs and the debt discount.  Interest expense increased in Fiscal Year 2020 as compared to Fiscal Year 2019 as the 12.5% Notes were issued in July 2019. The 12.5% Notes are discussed in Note 12, 12.5% Senior Secured Notes due 2025, to our consolidated financial statements. See Liquidity and Capital Resources below for further detail on our 12.5% Notes.

Royalty Revenue and Interest Expense related to Sale of Future Revenue

On November 3, 2020, we entered into a Purchase and Sale Agreement (the “Monetization Agreement”) with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management (“Marathon”).  Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®. KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. Food and Drug Administration (FDA) on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through December 31, 2020 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000.

We recorded the upfront proceeds of $40,000 and subsequent first milestone of $10,000, reduced by $2,909 of transaction costs, as a liability related to the sale of future revenue that will be amortized using the effective interest method over the life of the Monetization Agreement.  As future contingent payments are received, they will increase the balance of the liability related to the sale of future revenue. Although we sold all of our rights to receive royalties and milestones, as a result of our ongoing obligations related to the generation of these royalties, we will account for these royalties as revenue. Our ongoing obligations include the maintenance and defense of the intellectual property and to provide assistance to Marathon in executing a new license agreement for KYNMOBI® in the event Sunovion terminates the  Sunovion License Agreement in one or more jurisdictions of the licensed territory under the Sunovion License Agreement.

During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the $1,000 annual minimum guaranteed royalty that is due in each of the next eight years. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded that the receivable was not transferred.

As royalties are remitted to Marathon from Sunovion, the collection of the royalty receivable and balance of the liability related to the sale of future revenue will be effectively repaid over the life of the agreement.  In order to determine the amortization of the liability related to the sale of future revenue, we are required to estimate the total amount of future royalty and milestone payments to Marathon over the life of the Monetization Agreement and contingent milestone payments from Marathon to the Company.  The sum of future royalty payments less the $50,000 in proceeds received and future contingent payments will be recorded as interest expense over the life of the Monetization Agreement. At execution, the estimate of this total interest expense resulted in an effective annual interest rate of approximately 24.9%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the life of the Monetization Agreement.  The Company will periodically assess the estimated royalty and milestone payments to Marathon from Sunovion and contingent milestone payments from Marathon to the Company. To the extent the amount or timing of such payments is materially different from the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense.  There are a number of factors that could materially effect the amount and timing of royalty and milestone payments to Marathon from Sunovion, and correspondingly, the amount of interest expense recorded by the Company, most of which are not under our control.  Such factors include, but are not limited to, changing standards of care, the initiation of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in government health authority imposed restrictions on the use of products, significant changes in foreign exchange rates as the royalties remitted to Marathon are made in U.S. dollars (USD) while a portion of the underlying sales of KYNMOBI® will  be made in currencies other than USD, and other events or circumstances that are not currently foreseen.  Changes to any of these factors could result in increases or decreases to both royalty revenue and interest expense related to the sale of future revenue.

Interest Income and other income (expense), net

Interest income and other income (expense), net consists of earnings derived from an interest-bearing account and other miscellaneous income and expense items. The interest-bearing account has no minimum amount to be maintained in the account nor any fixed length of period for which interest is earned.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

Management’s discussion and analysis of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2019, filed with the SEC on March 11, 2020.

The following discussion of our results of operations explains the material drivers of these results of operations.

Revenues

The following table sets forth our revenue data for the periods indicated.

			Change
	2020	2019	$	%
(In thousands, except %)
Manufacture and supply revenue	$24,881	$38,739	$(13,858)	(36%)
License and royalty revenue	14,055	6,959	7,096	102%
Co-development and research fees	1,264	4,042	(2,778)	(69%)
Proprietary product sales, net	5,649	2,869	2,780	97%
Revenues	$45,849	$52,609	$(6,760)	(13%)

Revenues decreased 13% or $6,760 in 2020 to $45,849 compared to $52,609 in 2019. The change is attributable to decreases in manufacture and supply revenue and in co-development and research fees partly offset increases in license and royalty revenue and proprietary product sales, net.

Manufacture and supply revenue decreased approximately 36% or $13,858 in 2020 to $24,881 as compared to $38,739 in 2019. This decrease is attributable to lower Suboxone volume in 2020 due to generic competition.

License and royalty revenue increased 102% or $7,096 in 2020 to $14,055 compared to $6,959 in 2019. The increase was primarily  due to the $8,000 of KYNMOBI® royalties recognized upon FDA approval which were partly offset by lower license fees in 2020.  License fees in 2020 included a $4,000 milestone payment earned upon the FDA approval of KYNMOBI® in May 2020 and $500 from our 10% share of milestones paid to KemPharm. License fees in 2019 included $1,000 from our 10% share of milestone payments paid to KemPharm and $4,250 in license and new patent fees derived from out licensed product Suboxone. License fees are generally driven by transfer of rights, patent performance contingencies, specific FDA or other regulatory achievements, sales levels achievements or other contingencies and milestones, and will likely fluctuate significantly from quarter-to-quarter. All further license fees due from Indivior related to Suboxone have been suspended pending the outcome of litigation related to infringement claims against the generic products that have launched “at risk.”

Co-development and research fees decreased 69% or $2,778 in 2020 to $1,264 compared to $4,042 during the prior period 2019. The decrease was driven by the timing of the achievement of research and development performance obligations which typically fluctuate significantly one reporting period to the next.

Proprietary product sales, net increased 97%% or $2,780 in 2020 to $5,649 compared to $2,869 during the prior period. Acceptance with the medical and patient communities has steadily continued to improve following Sympazan’s launch in December 2018.

Expenses:

The following table sets forth our expense data for the periods indicated:

			Change
	2020	2019	$	%
(In thousands, except %)
Manufacture and supply	$12,964	$20,361	$(7,397)	(36%)
Research and development	19,886	20,574	(688)	(3%)
Selling, general and administrative	55,892	64,342	(8,450)	(13%)
Interest expense	11,064	9,318	1,746	19%
Interest expense related to the sale of future revenue	1,958	—	1,958	100%
Interest income and other income (expense), net	(132)	(636)	504	(79%)
Loss on extinguishment of debt	—	4,896	(4,896)	(100)%

Manufacture and supply costs and expenses decreased 36% or $7,397 to $12,964 in 2020 compared to $20,361 in 2019.  The decrease primarily reflected lower volumes of Suboxone production.

Research and development expenses decreased 3% or $688 to $19,886 in 2020 as compared to $20,574 in 2019. Research and development expenses are driven by the timing of clinical trial and other product development activities associated with the Company’s pipeline.

Below are research and development expenses by type of cost for each period presented:

	Year Ended December 31,
(In thousands)	2020	2019
Clinical Trials	$6,435	$8,742
Labor - R&D staff	4,857	5,177
Development and manufacturing	2,034	577
Preclinical	667	798
All Other R&D	5,893	5,280
Total	$19,886	$20,574

Selling, general and administrative expenses decreased 13% or $8,450 to $55,892 in 2020 as compared to $64,342 in 2019.  The decrease was driven by higher Sympazan sales and marketing costs in 2019 with the product launch.

Interest expense increased 19% or $1,746 to $11,064 in 2020 compared to $9,318 in 2019. This was the result of our issuance of the 12.5% Notes in July 2019, which increased the aggregate principal amount of our outstanding debt and an increase in the borrowing rates on our indebtedness, partially offset by the partial repayment of the 12.5% Notes in November 2020.  Prior to July 15, 2019, our interest expense on our previously outstanding term loan was subject to fluctuations based on one-month LIBOR and was approximately 12% to 12.5% during that earlier part of 2019.  Our 12.5% Notes carry a 12.5% fixed interest rate per annum.

Interest expense related to the sale of future revenue was $1,958 in 2020.  This amount is due to the accounting associated with the sale of future revenue related to KYNMOBI® royalties sold to Marathon on November 3, 2020 and does not represent a monetary obligation or cash output at any time during the life of the transaction. See note 14 for details.

Interest income and other income (expense), net decreased 79% or $504 in 2020 as compared to 2019.  This decrease is a result of lower interest rates and investing lower net cash balances during 2020 compared to the same period in 2019.

There was no loss on extinguishment of debt in 2020.  Loss on the extinguishment of debt was $4,896 in 2019 which represented the expenses associated with early extinguishment of our loan’s payable with Perceptive.  The amount consists of $2,944 related to the prepayment premium associated with early payment of our outstanding obligations to Perceptive along with unamortized debt discount and unamortized loan acquisition costs of $1,606 and $346, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2020, Aquestive has experienced a history of net losses and the Company’s accumulated deficits totaled $186,257 which have been partially funded by gross margins from sales of commercialized licensed and proprietary products,  license fees, milestone and royalty payments from our commercial partners and co-development licensees, and with the balance of the related funding requirements met by the Company’s equity and debt offerings, including the Senior Secured Notes due 2025 (the “12.5% Notes”). In 2019, the Company raised funding totaling $52,226, consisting of net proceeds of $13,110 from the refinancing of debt in July 2019, $37,295 from the public offering of 8,050,000 shares of common stock in December 2019, and $1,821 from the exercise of warrants in connection with the debt financing.  We had $31,807 in cash and cash equivalents as of December 31, 2020.

On November 3, 2020, we entered into a Purchase and Sale Agreement (the “Monetization Agreement”) with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management (“Marathon”).  Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®. KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. Food and Drug Administration (FDA) on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through December 31, 2020 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000.

With the upfront proceeds of the monetization, we repaid $22,500 of the 12.5% Notes, and issued $4,000 of new 12.5% Notes in lieu of paying a prepayment premium on the early repayment of the 12.5% Notes, reducing the aggregate principal balance of 12.5% Notes outstanding to $51,500.  In addition, the holders of the 12.5% Notes agreed to extend to December 31, 2021 our ability to access, at our option, and additional $30,000 of 12.5% Notes re-openers under the Indenture.  The first $10,000 senior notes re-opener represents a commitment of such amount by current holders of 12.5% Notes, at our option, contingent upon FDA approval of our product candidate Libervant.  A second $20,000 senior notes re-opener represents a right, at our option, to market to current holders of our 12.5% Notes, and/or other lenders, additional senior notes up to such amount, contingent upon FDA approval of Libervant for U.S. market access.  If and to the extent that we access these re-openers, we will grant warrants to purchase up to 714,000 shares of common stock, with the strike price calculated based on the 30-day volume weighted average closing price of our common stock at the warrant grant date.  In addition, as of the closing of this transaction, we issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of our common stock.

The Company began utilizing its “At-The-Market” (ATM) facility in November 2020 which has generated net cash of approximately $6,055 as of December 31, 2020.  This facility has approximately $18,472 available at December 31, 2020.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2020 and 2019:

(In thousands)	2020	2019
Net cash used for operating activities	$(45,459)	$(60,210)
Net cash used for investing activities	(517)	(663)
Net cash provided by financing activities	28,457	49,600
Net (decrease) increase in cash and cash equivalents	$(17,519)	$(11,273)

Net Cash Used for Operating Activities

Net cash used for operating activities for the year ended December 31, 2020 of $45,459 was primarily the result of  our net loss of $55,783 partially offset by non-cash operating expenses totaling $14,737 and by use of cash from changes in operating assets and liabilities of $4,413. The non-cash operating expenses of $14,737 primarily resulted from $6,581 of share-based compensation expense and $8,156 related to other non-cash charges such as depreciation, amortization, and amortization of debt issuance costs.

Net cash used for operating activities for the year ended December 31, 2019 of $60,210 was primarily the result of our net loss of $66,246 partially offset by non-cash operating expenses totaling $17,160 and by use of cash from changes in operating assets and liabilities of $11,124. The non-cash operating expenses of $17,160 primarily resulted from $7,071 of share-based compensation expense, the $4,896 loss on the extinguishment of debt and $5,193 related to other non-cash charges such as depreciation, amortization and amortization of debt issuance costs.

Net Cash Used for Investing Activities

Net cash used for investing activities was $517 for the year ended December 31, 2020 compared to $663 for the year ended December 31, 2019.  This decrease in net cash used for investing activities was primarily attributable to timing of capital expenditures for plant and equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $28,457 for the year ended December 31, 2020 compared to $49,600 for the year ended December 31, 2019.

Net cash provided for the year ended December 31, 2020 was primarily from the net proceeds of $50,000 from the KYNMOBI® Monetization Agreement and net proceeds of $6,055 from sale of shares under the ATM facility partly offset by debt repayment including premium of $24,750.

Net cash provided for the year ended December 31, 2019 was primarily from the proceeds derived from our equity offering in December 2019 of $37,295 and the $1,821 of proceeds from the exercise of warrants by our noteholders. Additional proceeds were received from the issuance of the 12.5% Notes of $70,000 in excess of the cash used for the repayment of the $50,000 loan principal repaid to our prior term lender, the early payment premium of $2,944 and $3,946 of loan acquisition costs associated with the 12.5% Notes.  We also paid $2,827 for withholding taxes associated with tax reimbursements connected to certain share-based compensation incurred in 2019.

The Company does not have any off-balance sheet arrangements as of December 31, 2020 nor do we have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Funding Requirements

The Company expects that its existing cash and cash equivalents, as of December 31, 2020, together with anticipated revenues from licensed and proprietary products, ATM activity to date, and expense management activities, will be adequate to fund our expected cash requirements for the next 12 months.  In addition, the Company has potential sources of capital under its existing shelf registration statement and re-openers under its 12.5% Notes as it continues to execute its business strategy and has access to appropriate financial markets for debt or equity financings, or a combination of these potential sources of funds, although management can provide no assurance that any of these sources of funding, either individually or in combination, will be available on reasonable terms, if at all. In addition, the Company may be required to utilize available financial resources sooner than expected.  Management has based its expectation on assumptions that could change or prove to be inaccurate, either due to the impact of COVID-19 or to unrelated factors including factors arising in the capital markets, asset monetization markets, regulatory approval process, regulatory oversight and other factors.  Key factors and assumptions inherent in our planned continued operations and anticipated growth include, without limitation, those related to the following:

•
the effects of the COVID-19 pandemic on our operations, operations of our key suppliers and third-party clinical and other service providers, our colleagues and contractors and debt equity and other capital markets;

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

•	access to debt or equity markets if, and at the time, needed for any necessary future funding;

•	FDA approval of our key new drug candidate, Libervant, for U.S. market access;

•	our ability to issue up to $30,000 in additional 12.5% Notes, which is contingent upon FDA product approval and U.S. market access for Libervant;

•	continuing review and appropriate adjustment of our cost structure consistent with our anticipated revenues and funding;

•
continued growth and market penetration of Sympazan within expected commercialization cost levels for this product, including anticipated patient and physician acceptance and our ability to obtain adequate price and payment support from government agencies and other private medical insurers;

•	effective commercialization of within anticipated cost levels and expected ramp-up timeframes of our product candidate Libervant, if approved for U.S. market access by the FDA;

•	infrastructure and administrative costs at expected levels to support operations as an FDA and highly regulated public company;

•
a manageable level of costs for ongoing efforts to protect our intellectual property rights, including litigation costs in connection with seeking to enforce our rights concerning third parties’ “at-risk” launch of generic products;

•	continued compliance with all covenants under our 12.5% Notes; and

•	absence of significant unforeseen cash requirements.

We expect to continue to manage business costs to appropriately reflect the potential declining state of Suboxone revenue, the marketing and sales costs related Sympazan, the proceeds from the KYNMOBI® Monetization Agreement, and other external resources or factors affecting our business including, if available, any future potential issuances of additional 12.5% Notes under the Indenture, net proceeds or future equity financing, other future access to the capital markets or other potential available sources of liquidity, as well as the uncertainties associated with the coronavirus pandemic. In doing so, we plan to continue to focus on the core drivers of value for our stockholders, including, more importantly continued investments in our ongoing product development and planned commercialization activities in support of Libervant and AQST-108-SF.  Until profitability is achieved, if at all, additional capital and/or other financing or funding will be required, which could be material, to further advance the development and commercialization of Libervant and AQST-108-SF, if approved by the FDA for U.S. market access, both of which are subject to regulatory approval, and to meet our other cash requirements, including debt service.  We plan to conservatively manage our pre-launch spending as both timing and level relating to Libervant, including cost rationalization associated with marketing and selling Sympazan.  In this regard, absent spending on launch activities for Libervant, we expect to spend less on commercialization in 2021 compared to 2020.  Even as such, we expect to incur losses and negative cash flows for the foreseeable future and therefore we expect to be dependent upon external financing and funding to achieve our operating plan.

The sufficiency of our short-term and longer-term liquidity is directly impacted by our level of operating revenues and our ability to achieve our operating plan for revenues, regulatory approval in the time period planned of our late-stage proprietary products and our ability to monetize other royalty streams or other licensed rights within planned timeframes. Although we may also be entitled to further potential milestones, royalty and other payments under our Indivior Supplemental Agreement, which are suspended and may only be reinstated if Indivior successfully adjudicates or settles the related patent infringement litigation, there can be no assurance when, or if, any such payments may be realized. Our operating revenues have fluctuated in the past and can be expected to fluctuate in the future. We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and we have a significant level of debt on which we have substantial ongoing debt repayment and debt service obligations have principal repayments aggregating $2,575 related to our 12.5% Notes due in the second half of 2021. A substantial portion of our current and past revenues has been dependent upon our licensing, manufacturing and sales with one customer, Indivior, which is expected to continue while we commercialize our own proprietary products and it could take significantly longer than planned to achieve anticipated levels of cash flows to help fund our operations and cash needs from sales of our proprietary products other than Suboxone.

To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience further dilution and the terms of these securities could include liquidation or other preferences (if and to the extent permitted under the Indenture) that would adversely affect our stockholders’ rights.  Our ability to secure additional equity financing could be significantly impacted by numerous factors including our operating performance and prospects, positive or negative developments in the regulatory approval process for our proprietary products, timely achievement of regulatory approval of our late-stage proprietary products, our existing level of debt which is secured by substantially all of our assets, restriction under the Indenture, and general market conditions, and there can be no assurance that we will continue to be successful in raising capital or that any such needed financing will be available, available on favorable or acceptable terms or at the times, or in the amounts needed.  Additionally, while the potential economic impact brought on by and the duration of the coronavirus pandemic is difficult to assess or predict, the significant impact of the coronavirus pandemic on the global financial markets, and on our own stock trading price, may reduce our ability to access additional capital, which would negatively impact our short-term and longer-term liquidity.

If adequate funds are not available for our short-term or longer-term liquidity needs and cash requirements as and when needed, we may be required to reduce staff, further delay, significantly scale back, or even discontinue some or all of our current or planned research and development programs and clinical and other product development activities, or reduce our planned commercialization efforts and otherwise significantly reduce our other spend and adjust our operating plan, and we would need to seek to take other steps intended to improve our liquidity. We also may be required to evaluate additional licensing opportunities, if any become available, of our proprietary product candidate programs that we currently plan to self-commercialize or explore other potential liquidity opportunities or other alternatives or options or strategic alternatives, although we cannot assure that any of these actions would be available or available on reasonable terms.

See also Part I, Item II, Risk Factors concerning the significant risks and uncertainties concerning the Company’s business, operations, financial results and capital resources associated with the impact of the global coronavirus pandemic.

Contractual Obligations and Commitments

We have entered into various contractual agreements under which we have long term obligations. For more information regarding our commitments, see Part II, Item 8. Financial Statements and Supplementary Data, Note 20. Contingencies.

For more information regarding our future lease payments, see “Part II, Item 8. Financial Statements and Supplementary Data, Note 9. Right of Use Assets and Lease Liabilities” for our minimum lease payments schedule.  The expected timing of our leases may be different if future years, depending on our decision to extend lease terms and/or enter into leases in preceding years.

For more information on our repayments of our 12.5% Notes, see Part II, Item 8. Financial Statements and Supplementary Data, Note 12. 12.5% Senior Secured Notes.

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

Revenue Recognition

The Company’s revenues include (i) sales of manufactured products pursuant to contracts with commercialization licensees, (ii) sales of its proprietary clobazam-based Sympazan oral film product  (iii) license and royalty revenues and (iv) co-development and research fees generally in the form of milestone payments. See Part II Item 8. Financial Statements and Supplementary Data, Note 5 Revenues and Trade Receivables, Net for further details. Having adopted ASC 606, Revenue from Contracts with Customers, effective on January 1, 2019 and applying the modified retrospective method which resulted in an adjustment totaling $2,832 to the Company’s accumulated deficit, the Company recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, a five-step model is applied that includes (1) identifying the contract with a customer, (2) identifying the performance obligation in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing when, or as, an entity satisfies a performance obligation.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the current revenue recognition standard.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  At contract inception, we assess the goods promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a distinct good.  When identifying our performance obligations, we consider all goods or services promised in a contract regardless of whether explicitly stated in the contract or implied by customary business practice. Our performance obligations consist mainly of transferring of goods and services identified in the contracts, purchase orders or invoices.

Manufacture and supply revenue – this revenue is derived from products manufactured exclusively for specific customers according to their strictly-defined specifications, subject only to specified quality control inspections.  Accordingly, at the point in time when quality control requirements are satisfied, revenue net of related discounts is recorded.

Proprietary product sales, net -  this net revenue is recognized when product is shipped and title passes to the customer, typically at time of delivery. At the time of sale, estimates for various revenue allowances are recorded based on historical trends and judgmental estimates. For sales of Sympazan, returns allowances and prompt pay discounts are estimated based on contract terms and historical return rates, if available, and these estimates are recorded as a reduction of receivables. Similarly determined estimates are recorded relating to wholesaler service fees, co-pay support redemptions, Medicare, Medicaid and other rebates, and these estimates are reflected as a component of accrued liabilities. Once all related variable considerations are resolved and uncertainties as to collectable amounts are eliminated, estimates are adjusted to actual allowance amounts.  Provisions for these estimated amounts are reviewed and adjusted on no less than a quarterly basis.

License and Royalty Revenue –  license revenues are determined based on an assessment of whether the license is distinct from any other performance obligations that may be included in the underlying licensing arrangement. If the customer is able to benefit from the license without provision of any other performance obligations by the Company and the license is thereby viewed as a distinct or functional license, the Company then determines whether the customer has acquired a right to use the license or a right to access the license. For functional licenses that do not require further development or other ongoing activities by the Company, the customer is viewed as acquiring the right to use the license as, and when, transferred and revenues are generally recorded at a point in time, subject to contingencies or constraints. For symbolic licenses providing substantial value only in conjunction with other performance obligations to be provided by the Company, revenues are generally recorded over the term of the license agreement. Such other obligations provided by the Company generally include manufactured products, additional development services or other deliverables that are contracted to be provided during the license term. Payments received in excess of amounts ratably or otherwise earned are deferred and recognized over the term of the license or as contingencies or other performance obligations are met.

Royalty revenue is estimated and recognized when sales under supply agreements with commercial licensees are recorded, absent any contractual constraints or collectability uncertainties. Royalties based on sales of Suboxone and Zuplenz have been recorded in this manner.

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

Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears.  Accordingly, some, or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements.  In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Consolidated Balance Sheet.

Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service.  In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified.  In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Consolidated Balance Sheet.  As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings.

Liability related to sale of future revenue, royalty revenue, and interest expense

The Company treated the sale of future revenue related to KYNMOBI® as debt financing in accordance with ASC 470 Debt, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to the sale of future revenue has been initially recorded at its proceeds, net of deferred cost. The liability related to the sale of future revenue and the related interest expense are based on our current estimates of future royalties expected to be paid over the life of the arrangement.  The Company will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external resources.  To the extent our future estimates of royalty payments are greater or less than previous estimates or the interest timing of such payments is materially different than its previous estimates, the Company will prospectively recognize related interest expense. Royalty revenue related to the sale of future revenue is reflected in license fees and royalties, and amortization of debt is reflected as interest expense related to the sale of future revenue in the Consolidated Statement of Operations and Comprehensive Loss. For further discussion of the sale of the future revenue, refer to Part II Item 8. Financial Statements and Supplementary Data, Note 14, Sale of Future Revenue.

Warrants

We have issued warrants to purchase up to 2,143,000 shares of our common stock (the “Warrants”): warrants to purchase up to 2,000,000 shares of our common stock, with an exercise price of $4.25 per share (the “Initial Warrants”), and warrants to purchase up to 143,000 shares of our common stock, with an exercise price of $5.55 per share (the “Additional Warrants”). The Warrants expire on June 30, 2025 and included specified registration rights.  Management estimated the fair value of the Initial Warrants to be $6,800, and the Additional Warrants to be $735 assisted by an independent third-party appraiser. Additional Warrants were issued as part of the partial repayment of the Initial Notes which also expire on June 30, 2025 and entitle the holders thereof to purchase 143,000 of the Company’s common stock at $5.55 and include specified registration rights. The fair value of these Warrants is treated as a debt discount, amortizable over the term of the Warrants, with the unamortized portion applied to reduce the face amount of the 12.5% Notes in the Company’s balance sheet.  Additionally, since the Warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the Warrants, except in the case of a “cash change in control”, the fair value attributed to these Warrants was presented in additional-paid in capital in the accompanying Consolidated Balance Sheets.

Recent Accounting Pronouncements

Refer to Part II Item 8. Financial Statements and Supplementary Data, Note 3 “Summary of Significant Accounting Policies” in the accompanying Notes to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 7A is not applicable to us as a smaller reporting company and has been omitted.

Item 8.	Financial Statements and Supplementary Data

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

As of December 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).  Based upon its assessment and those criteria, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

DIRECTORS
Board Composition and Structure

Our business and affairs are organized under the direction of our Board of Directors, which currently consists of eight members, seven of whom are independent directors. The primary responsibilities of our Board of Directors are to provide oversight, strategic guidance and direction to our management. Our Board meets on a regular basis and additionally as required.

Our certificate of incorporation provides that our Board is divided into three classes of directors, with the classes as nearly equal in number as possible. Each of our directors identified below serves in the class indicated. Subject to any earlier resignation or removal in accordance with the terms of our certificate of incorporation and bylaws, our current Class I directors will serve until the 2022 Annual Meeting of Stockholders, our current Class II directors will serve until the 2023 Annual Meeting of Stockholders, and our current Class III directors will serve until the 2021 Annual Meeting of Stockholders; and, in each case, until their successors are duly elected and qualified. Any additional directorships resulting from an increase in the number of directors will be apportioned by our Board among the three classes as equally as possible.

Below is a list of the names, ages and class of the individuals who currently serve as our directors.

Name	Age	Position	Class
Keith J. Kendall	63	Chief Executive Officer, President and Director	I
Gregory B. Brown, M.D.	67	Director	II
John Cochran	55	Vice Chairman of the Board	II
Santo J. Costa	75	Chairman of the Board	III
Julie Krop, M.D.	54	Director	III
Nancy S. Lurker	63	Director	I
James S. Scibetta	56	Director	I
Marco Taglietti, M.D.	61	Director	III

The Board has determined that the classified Board structure is appropriate for the Company at this time. A classified board provides for stability, continuity and experience among our Board following our initial public offering. The Board believes that building a cohesive board is an important goal. In our industry in particular, the time horizon required for successful development of pharmaceutical products and product candidates makes it important that we have a Board that understands the implications of this process and has the ability to develop long-term strategies while benefiting from an in-depth knowledge of Aquestive’s business, development processes and timetables and operations. A classified board structure helps to provide continuity and stability of leadership while resisting pressure to focus on short-term results at the expense of long-term value.

Director Biographies

Information concerning our directors is set forth below. The biographical description of each director includes the specific experience, qualifications, attributes and skills that led the Board to conclude that each nominee should serve as a director.

Class III Directors (with terms expiring at the 2021 Annual Meeting of Stockholders)

Santo J. Costa

Santo J. Costa has served as our Board Chairman since August 2018 and has served as a member of our Board of Directors since December 2015. Since 2007, Mr. Costa has served as Of Counsel to the law firm of Smith, Anderson, Blount, Dorsett, Mitchell and Jernigan, L.L.P. of Raleigh, North Carolina, specializing in corporate law for healthcare companies. Mr. Costa has served on the board of directors of Cytokinetics Inc. (Nasdaq: CYTK) since October 2010. From 1994 to 2001, he held various positions at Quintiles Transnational Corporation, including as Vice Chairman, President and Chief Operating Officer. Prior to joining Quintiles, Mr. Costa spent 23 years in the pharmaceutical industry, most recently as General Counsel and Senior Vice President, Administration with Glaxo Inc. Prior to joining Glaxo, he served as U.S. Area Counsel with Merrell Dow Pharmaceuticals and as Food & Drug Counsel with Norwich Eaton Pharmaceuticals, Inc. Mr. Costa served as chairman of the board of directors of Alchemia Limited (then traded on the ASX: ACL), a biopharmaceutical company, from March 2014 to June 2015 and on the board of directors of Metabolon, Inc., a private company, from April 2013 to May 2019. He also served on the board of directors of Magor Corporation, formerly Biovest Corp. I, from March 2010 until March 2013. He also served as chairman of the board of directors of LaboPharm, Inc. from March 2006 to November 2011 and a director of OSI Pharmaceuticals from June 2006 to June 2010, as well as serving as a director at other private companies. Mr. Costa earned both a B.S. in Pharmacy and a J.D. from St. John’s University. Our Board believes that Mr. Costa’s experience in the biotechnology industry, his broad experience advising global corporations and boards of directors of publicly held companies, and his experience serving as a director of public and private companies, qualifies him to serve on our Board of Directors.

Julie Krop, M.D.

Julie Krop, M.D., has served as a member of our Board since February 2021. Since April 2020, Dr. Krop has served as Chief Medical Officer of Freeline Therapeutics Holdings plc (Nasdaq: FRLN), a clinical stage gene therapy company, and has more than 20 years of drug development experience across multiple therapeutic areas including orphan drug indications.  Dr. Krop served from 2015 to April 2020 as the Chief Medical Officer and Executive Vice President, Development of AMAG Pharmaceuticals, Inc. (Nasdaq: AMAG), where she oversaw clinical development, medical affairs, program management, and pharmacovigilance and regulatory functions.  Prior to joining AMAG, Dr. Krop held leadership positions at Vertex Pharmaceuticals, Inc. from 2012 to 2015, including Internal Medicine Development Lead and Vice President, Clinical Development, and had leadership positions at Pfizer, Inc. from 1999 to 2001, at Millennium Pharmaceuticals, Inc. from 2001 to 2003, at Peptimmune from 2003 to 2006, and at Stryker Regenerative Medicine from 2006 to 2012. Dr. Krop is board certified in Internal Medicine and completed a Robert Wood Johnson Foundation Clinical Scholar Fellowship as well as an Endocrinology fellowship at the Johns Hopkins University School of Medicine.  Dr. Krop received both a B.A. and an M.D. from Brown University.  Our Board believes that Dr. Krop’s extensive healthcare knowledge, her extensive experience in overseeing drug development and clinical research, and her executive leadership success in the healthcare industry qualify her to serve on our Board of Directors.

Marco Taglietti, M.D.

Marco Taglietti, M.D., has served as a member of our Board since February 2021. Since 2015, Dr. Taglietti has been President, Chief Executive Officer and Director of Scynexis, Inc. (Nasdaq: SCYZ), a biotechnology company pioneering innovative medicines to overcome and prevent difficult-to-treat and drug resistant infections.  From 2007 to 2014 Dr. Taglietti served in senior leadership positions at Forest Laboratories, Inc., a publicly traded pharmaceutical company, including Executive Vice President, Research and Development, and Chief Medical Officer, and also served as President of Forest Research Institute, a division of Forest Laboratories.  Prior to joining Forest Laboratories, Inc. in 2007, Dr. Taglietti held the position of Senior Vice President, Head of Global Research and Development, at Stiefel Laboratories, Inc. for three years.  He joined Stiefel Laboratories, Inc. after 12 years at Schering-Plough Corporation where he held positions of increasing responsibilities including as Vice President (Executive Level), Clinical Research for Anti-Infectives, CNS, Endocrinology and Dermatology.  Dr. Taglietti began his career at Marion Merrell Dow Research Institute.  Dr. Taglietti currently serves on the board of directors of BioNJ, Inc., a life science trade association, and was previously a director of Delcath System, Inc and NephroGenex, Inc.  He received his medical degree and board certifications from the University of Pavia in Italy.  Our Board believes Dr. Taglietti’s broad ranging experience in the pharmaceutical industry, his experience as a chief executive officer, his experience in the development of novel medicines, and his experience at public life sciences companies qualify him to serve on our Board of Directors.

Class II Directors (with Terms expiring at 2023 Annual Meeting)

Gregory B. Brown, M.D.

Gregory B. Brown, M.D., has served as a member of our Board of Directors since March 2007. Dr. Brown is currently Chief Executive Officer of Memgen, Inc., a private development-stage biotechnology company. Dr. Brown is also a co-founder at HealthCare Royalty Partners, or HCR Partners, and is a member of that firm’s Senior Advisor Board. Educated as a transplantation immunologist and trained as a thoracic and vascular surgeon, Dr. Brown practiced thoracic and vascular surgery in a community setting where he also founded and led a health maintenance organization. Before co-founding HCR Partners, Dr. Brown was a partner at Paul Capital Partners, where he co-managed that firm’s royalty investments as a member of the royalty management committee. Prior to beginning his principal investment career in 2003, Dr. Brown was co-head of investment banking and head of healthcare at Adams, Harkness & Hill (now Canaccord Genuity) and a ranked biotechnology research analyst at Vector Securities International. Dr. Brown holds a B.A. from Yale University, an M.D. from SUNY Upstate Medical Center and an M.B.A from Harvard University. Dr. Brown currently serves on the boards of the following public pharmaceutical companies: Caladrius Biosciences, Inc. (Nasdaq: CLBS) and Faron Pharmaceuticals Oy (LSN: FARN); and previously served as director of Cambrex Corporation. Our Board believes that Dr. Brown’s extensive experience in the pharmaceutical industry and investing in life sciences companies, as well as his medical and scientific background, qualifies him to serve on our Board of Directors.

John Cochran

John Cochran has served as a member of our Board of Directors since January 2004 and was appointed to serve as Vice Chairman of the Board effective April 22, 2020. Mr. Cochran has been a partner at Bratton Capital Management L.P. since October 1998 and is responsible for its private equity investments. Mr. Cochran is also a partner and Chief Operating Officer of Crestline Investors, an institutional alternative investment management firm. Prior to joining Bratton Capital Management L.P., Mr. Cochran spent 10 years with KPMG focused primarily on audit and merger and acquisition due diligence. Mr. Cochran received his B.A. in Accounting from Texas Christian University and is also a licensed certified public accountant. Our Board believes that Mr. Cochran’s private equity investment and company oversight experience, along with his strong finance and management background, qualifies him to serve on our Board of Directors.

Class I Directors (with terms expiring at the 2022 Annual Meeting of Stockholders)

Keith J. Kendall

Keith J. Kendall has served as our Chief Executive Officer and President and as a member of our Board since November 2014, after having served as our President and Chief Operating Officer from November 2011 to November 2014 and as our Executive Vice President and Chief Financial Officer from 2006 to 2011. From 1999 to 2006, Mr. Kendall served in various business leadership positions for Hewlett Packard Financial Services, most recently as Vice President and Managing Director of the Americas. From 1985 to 1998, Mr. Kendall held a number of positions with AT&T Capital Corporation, including President of AT&T Credit Corporation and NCR Credit Corporation. Mr. Kendall served on the board of directors of Midatech Pharma Plc (Nasdaq: MTP) from January 2010 to December 2014. Mr. Kendall holds a B.S. from St. John’s University and an M.B.A from Pace University. Our Board believes that Mr. Kendall’s perspective and experience as our Chief Executive Officer, as well as his depth of operating and senior management experience in our industry, qualifies him to serve on our Board of Directors.

Nancy S. Lurker

Nancy S. Lurker has served as a member of our Board of Directors since April 2018. Ms. Lurker has served as President, Chief Executive Officer and Director of Eyepoint Pharmaceuticals, Inc. (Nasdaq: EYPT), a specialty biopharmaceutical company committed to developing and commercializing innovative ophthalmic products, since September 2016. Prior to assuming her position with Eyepoint Pharmaceuticals, Ms. Lurker was a freelance consultant from December 2015 to September 2016. From 2008 to December 2015, Ms. Lurker served as Chief Executive Officer and a director of PDI, Inc., a Nasdaq-listed healthcare commercialization company now named Interpace Bioscience, Inc. (Nasdaq: IDXG). From 2006 to 2007, Ms. Lurker was Senior Vice President and Chief Marketing Officer of Novartis Pharmaceuticals Corporation, the U.S. subsidiary of Novartis AG (NYSE: NVS). In addition, Ms. Lurker also served as President and Chief Executive Officer of ImpactRx, Inc., a privately held healthcare information company. Ms. Lurker currently serves on the board of directors of the Cancer Treatment Centers of America, a privately held company. Ms. Lurker previously served as a member of the boards of directors of publicly held Auxilium Pharmaceuticals, Inc. from 2011 to 2015, Mallinckrodt Pharmaceuticals, plc from 2013 to 2016, Elan Corporation, plc from 2005 to 2006 and ConjuChem Biotechnologies from 2004 to 2006. Ms. Lurker currently serves on the Advisory Board of Novo Holdings A/S, Novo Nordisk Foundation’s wholly owned holding company for Novo Nordisk A/S and Novozymes A/S. Ms. Lurker received a B.S. in Biology from Seattle Pacific University and an M.B.A. from the University of Evansville. Our Board believes Ms. Lurker’s broad ranging experience in the pharmaceutical industry, her experience on the boards of directors of both public and private companies, and her track record of maximizing the potential of new therapies and successfully implementing innovative U.S. and global drug launches qualifies her to serve on our Board of Directors.

James S. Scibetta

James S. Scibetta has served as a member of our Board of Directors since April 2017. Mr. Scibetta currently serves as Chief Executive Officer and a member of the board of directors of Maverick Therapeutics, Inc., a development stage immuno-oncology company, since July 2017. Prior to Maverick, Mr. Scibetta was appointed President of Pacira Pharmaceuticals, or Pacira (Nasdaq: PCRX), in October 2015, where he oversaw commercial and medical support activities, and directed commercial manufacturing, tech transfer and research and development. Mr. Scibetta served as Pacira’s Chief Financial Officer from 2008 to 2016 where he led its 2011 initial public offering and subsequent debt and equity financings. Prior to that, Mr. Scibetta served as Chief Financial Officer of Bioenvision Inc., a commercial-stage public oncology company acquired by Genzyme, from 2006 to 2007, and Merrimack Pharmaceuticals, an oncology-focused systems biology company, from 2001 to 2006. Earlier in his career, Mr. Scibetta spent over a decade in investment banking where he was responsible for sourcing and executing transactions for a broad base of public and private healthcare and life sciences companies. Mr. Scibetta has also served as a director and chairman of the audit committee of Matinas BioPharma Holdings, Inc. (NYSE: MTNB), a biopharmaceutical company, since 2013. Mr. Scibetta received his B.S. in Physics from Wake Forest University and his M.B.A from the University of Michigan. Our Board believes that Mr. Scibetta’s extensive senior management experience in the biotechnology industry, as well as his experience on the boards of both public and private companies, qualifies him to serve on our Board of Directors.

CORPORATE GOVERNANCE

Board Meetings, Attendance and Executive Sessions

The Board held fourteen (14) meetings during the year ended December 31, 2020. All Board members attended at least 75% of the meetings of the Board and the committees of the Board on which he or she served. The composition of, and number of meetings held by, each committee is set forth below under “Board Committees.”

The independent directors meet in executive sessions, without management present, periodically and as appropriate.

All directors are expected to attend our annual meetings of stockholders absent extenuating circumstances. All members of the Board who were directors at the time attended the 2020 Annual Meeting.

Board Leadership Structure

Our Board of Directors is currently chaired by Santo J. Costa, one of our independent directors. As a general policy, our Board believes that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of the Board from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of the Board as a whole. Mr. Kendall, our Chief Executive Officer, is also a member of the Board, which we believe promotes strategy development and execution and facilitates information flow between management and the Board. We currently expect the positions of Chairman of the Board and Chief Executive Officer to continue to be held by two individuals.

Board of Directors’ Role in Risk Oversight

While senior management has primary responsibility for managing risk, the Board as a whole has responsibility for risk oversight. One of the key functions of our Board is informed oversight of our risk management process. Relevant Board committees review specific risk areas, as discussed below, and report on their deliberations to the Board. The full Board oversees risk in several ways. Through periodic management updates on the financial and operating results of Aquestive, including its annual operating plans and strategic planning, the Board provides input to management on ordinary course, business and commercial operating risks. In addition, management reports to the Board and each committee periodically on specific material risks as they arise or as requested by individual Board members.

The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our Audit Committee has the responsibility to consider and discuss major financial risk exposures and the steps management has taken to monitor and control these exposures. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper conduct, and generally monitors compliance with applicable law and compliance with our Code of Business Conduct and Ethics. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

EXECUTIVE OFFICERS

Below is a list of the names, ages, positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position(s)
Keith J. Kendall	63	Chief Executive Officer, President and Director
Daniel Barber	45	Senior Vice President - Chief Operating Officer
Peter Boyd	55	Senior Vice President - Business Process and Information Technology
Lori J. Braender	65	Senior Vice President - General Counsel, Chief Compliance Officer and Corporate Secretary
Kenneth Marshall	60	Senior Vice President - Chief Commercial Officer
A. Mark Schobel	65	Chief Innovation and Technology Officer
Gary H. Slatko	64	Senior Vice President - Chief Medical Officer
A. Ernest Toth, Jr.	62	Interim Chief Financial Officer
Theresa Wood	58	Senior Vice President - Human Resources and Organizational Development

Executive Officer Biographies

Keith J. Kendall |  Chief Executive Officer

Please see Mr. Kendall’s biographical information above in this Annual Report on Form 10-K under “Board of Directors - Director Biographies.”

Daniel Barber | Senior Vice President  - Chief Operating Officer

Mr. Barber joined our team in July 2007 and has been our Chief Operating Officer since May 2019. Mr. Barber has led our Strategy and Development functions since April 2014. Prior to joining our team, Mr. Barber held various positions with Quest Diagnostics in its corporate planning and international divisions. In 2010, Mr. Barber had executive oversight of our launch activities for our first two FDA approved products. Beginning in 2013, Mr. Barber helped lead our effort to develop an internal pipeline of proprietary assets. Since that time, he has had executive responsibility for our pipeline and partnership activities.

Mr. Barber received his B.A. from State University of New York at Geneseo and an M.B.A from Seton Hall University.

Peter Boyd |  Senior Vice President – Business Process and Information Technology

Mr. Boyd joined our Company in August 2013 and has led our Business Process and Information Technology functions since May 2019. Prior to his current position, Mr. Boyd led our Operations and Value Delivery functions from April 2014 to May 2019. Prior to joining us, Mr. Boyd served as Senior Director of Operations for the Americas and APJ Regions at Hewlett-Packard Company. Throughout his 15-year career at the Hewlett-Packard Company, Mr. Boyd held a variety of positions in business process improvement and in operations. Mr. Boyd received a B.A. in History from Wittenberg University and an M.B.A in Finance from Seton Hall University. Mr. Boyd also received an M.S. in Management and Urban Policy Analysis from the New School University.

Lori J. Braender |  Senior Vice President - General Counsel, Chief Compliance Officer and Corporate Secretary

Ms. Braender joined our Company in September 2018 as our Senior Vice President - General Counsel, Chief Compliance Officer and Corporate Secretary. Prior to joining us, Ms. Braender was an attorney at Day Pitney LLP for 35 years, most recently serving as a Partner and Chair of the firm’s Life Sciences Practice Group. In that role, she specialized in advising clients in the pharmaceutical and biotechnology industries, as well as medical device companies, hospitals and healthcare institutions, on regulatory requirements, contractual arrangements, and other business considerations connected with life science and healthcare transactions. Ms. Braender received a B.S. in Business Administration from Rider University and a J.D. from Seton Hall University School of Law.

Kenneth Marshall |  Senior Vice President - Chief Commercial Officer

Mr. Marshall joined our Company in January 2018 as our Commercial Leader. Prior to that, Mr. Marshall served as U.S. President and Global Chief Marketing Officer for Aerocrine Inc. In that role, he developed the global marketing strategy and led all aspects of that company’s U.S. business. From 2008 through 2011, Mr. Marshall served as Vice President of Sales and Marketing for Ikaria, Inc., a drug and device company focused on critical care. Mr. Marshall also spent 17 years with GlaxoSmithKline and held several senior positions including Vice President of Marketing for the Neurology, Urology, Lifecycle and HIV business units. Mr. Marshall received his B.S.B.A in Marketing and Economics from Western Carolina University and M.B.A from Houston Baptist University.

A. Mark Schobel | Chief Innovation and Technology Officer

Mr. Schobel joined our team in December 2005 and has served as our Chief Innovation and Technology Officer since November 2015. Mr. Schobel served as our Chief Executive Officer and Co-President through November 2014 and served as a member of our Board from November 2005 through the completion of our initial public offering in July 2018. From 2001 to 2005, he was the Global Head of New Technology and Product Innovation for the Consumer Health Business Unit at Novartis where he pioneered thin film delivery of systemic drugs. Prior to Novartis, Mr. Schobel held various general management positions with Reed & Carnrick Pharmaceuticals, Warner-Lambert and Pharmaceutical Formulations Inc. Mr. Schobel received his B.S. in Chemistry from Fairleigh Dickinson University and has been awarded 21 patents along with having multiple patents pending in fields ranging from film drug delivery to nanoparticle delivery systems.

Gary H. Slatko, M.D. | Senior Vice President - Chief Medical Officer

Dr. Slatko has served as our Senior Vice President - Chief Medical Officer since January 2019. From 2012 to 2018, Dr. Slatko served as Office Director/Associate Director of the Office of Medication Error Prevention and Risk Management, CDER at the FDA. Prior to that, Dr. Slatko served as Chief Medical Officer at ParagonRx, an inVentiv Health company, from 2001 to 2012. Dr. Slatko previously served in senior management roles at GlaxoSmithKline, AstraZeneca and DuPont-Merck Pharma. Dr. Slatko received his B.A. in Chemistry and Psychology from Emory University, his M.B.A. from West Chester University of Pennsylvania, and his M.D. from the University of Miami Leonard M. Miller School of Medicine. He completed an Internal Medicine residency program at the University of Pittsburgh School of Medicine and is Board Certified.

A. Ernest Toth, Jr. | Interim Chief Financial Officer

Mr. Toth became our Interim Chief Financial Officer upon the departure at 2020 year end of our former chief financial officer. Mr. Toth had joined Danforth Advisors as a consultant in November 2020 to provide finance support and strategic consulting services to life science companies and the healthcare technology industry.  Prior to that time, Mr. Toth most recently served as Chief Financial Officer of EHE Health from September 2018 to February 2020.  Prior to joining EHE Health, he served as Global Chief Financial Officer of ArisGlobal from January 2016 to December 2016, and Global Chief Financial Officer of Synowledge from January 2015 to December 2015. Prior to Synowledge, Mr. Toth held various senior financial positions at JHP Pharmaceuticals, Valeritas, Pharmaceutical Formulations, World Power Technologies and MacAndrews & Forbes. Mr. Toth also serves as Managing Director of Bellair Advisors, LLC, a consulting and advisory firm that provides financial, strategic, operational, and commercial counsel to high growth entrepreneurial businesses. Mr. Toth received his B.S. in Accounting from Shippensburg University of Pennsylvania and his M.B.A. in Corporate Finance from Pace University.

Theresa Wood | Senior Vice President - Human Resources and Organizational Development

Ms. Wood has served as the head of our Human Resources function since September 2006. Prior to joining our team, Ms. Wood was the Director, Human Resources, for the Hewlett Packard Financial Services Americas division from 1999 to 2006. From 1995 to 1998, Ms. Wood provided consulting services to several companies in the Financial Services, Healthcare and Consumer Goods market. Prior to that, Ms. Wood spent seven years with Sea-Land Service Corp. Ms. Wood received her B.S. in Management Science and Marketing from Kean University.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on our review of the copies of such forms with respect to fiscal year 2019, we believe our directors, officers and 10% stockholders complied with all applicable filing requirements during the fiscal year ended December 31, 2020 with the exception of  A. Mark Schobel who filed one late Form 4 reporting two transactions.

CODE OF ETHICS

Our Board has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our colleagues, including our executive officers and those colleagues responsible for financial reporting, and our directors.

Our Board has also adopted Corporate Governance Guidelines that, along with our committee charters and our Code of Ethics, provide the framework for our corporate governance policies.

Copies of our Code of Ethics and our Corporate Governance Guidelines may be accessed free of charge by visiting our website at www.aquestive.com under “Investors” at “Corporate Governance: Governance Documents” or by requesting a copy via an e-mail addressed to investorrelations@aquestive.com or by written request addressed to our Corporate Secretary at our principal executive offices. To the extent required by applicable law and regulation, we intend to post on our website any amendment to, or waiver under, a provision of the Code of Ethics that applies to our executive officers and directors within the time period required.

BOARD COMMITTEES

Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which has the composition and responsibilities described below. Members will serve on these committees until their resignation or until otherwise determined by our Board.

From time to time, the Board may establish other committees to facilitate the management of our business. In October 2019, the Board established a Disclosure Committee. The Disclosure Committee provides advice with respect to the public disclosures made by the Company to the SEC and the Company’s stockholders. Members of the Disclosure Committee include Mr. Kendall, Dr. Brown, Mr. Cochran, Mr. Scibetta and Ms. Lurker.

Each of the Audit, Compensation, and Nominating and Corporate Governance Committees operates pursuant to a written charter, and each committee will review and assess the adequacy of its charter annually, submitting any changes to the Board for approval. Each of the committee charters is available on our website at www.aquestive.com under “Investors” at “Corporate Governance: Governance Documents.”

The following table describes which directors serve on each of the below standing Board committees and the number of times each committee met during 2020.

Name:	Nominating and Corporate Governance Committee	Compensation Committee	Audit Committee
Keith J. Kendall
Gregory B. Brown, M.D.	M	M
John Cochran	C	M
Santo J. Costa		C
Julie Krop, M.D.*	M
Nancy S. Lurker		M	M
James S. Scibetta			C
Marco Taglietti, M.D.*			M
Number of Meetings Held in 2020	6	6	7
M = Member
C = Chair

*Dr. Krop and Dr. Taglietti were first appointed to the Board in February 2021.

Set forth below are summaries of the responsibilities of each of our standing Board committees.

Audit Committee

Our Audit Committee provides oversight of our accounting and financial reporting processes and the audits of our financial statements.  Among other matters, the Audit Committee is responsible for the following:

•
reviewing with management and the independent registered public accounting firm the Company’s annual audited financial statements, quarterly financial statements and significant financial reporting issues in connection with the preparation of the Company’s annual and quarterly financial statements;

•	reviewing the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;

•	retention and oversight of the independent registered public accounting firm;

•
pre-approving all audit services and permitted non-audit services to be performed for the Company by its independent registered public accounting firm, subject to the de minimis exception for permitted non-audit services;

•
establishing procedures for the receipt, retention and treatment of any complaints received by the Company regarding accounting, internal accounting controls or audit matters, including procedures for the confidential and anonymous treatment of submission by colleagues of any such complaints; and

•	reviewing, approving or ratifying all related person transactions in accordance with Company policy, applicable law and SEC and Nasdaq rules and regulations.

All members of our Audit Committee meet the requirements for financial literacy under applicable rules of Nasdaq. Our Board has determined that James S. Scibetta is an audit committee financial expert as defined under applicable rules of the SEC. In making this determination, our Board has considered Mr. Scibetta’s financial experience and business background. All of the members of our Audit Committee were determined to be independent directors as defined under applicable rules of the SEC and Nasdaq.

Compensation Committee

Our Compensation Committee is responsible for the oversight of our overall compensation structure and establishes the Company’s philosophy, objectives, policies and practices in the areas of executive compensation, benefit arrangements, performance evaluations and management development. Among other matters, the Compensation Committee is responsible for the following:

•	obtaining the advice of any compensation consultant, legal counsel or other adviser to assist in carrying out its responsibilities and for conducting the related independence assessment;

•
approving corporate goals and objectives relating to the compensation of the CEO and other executive officers, evaluating their performance, and making appropriate recommendations for any improvement in performance;

•	determining and approving compensation levels of the CEO and other executive officers;

•	reviewing compensation provided to our non-employee directors and recommending such compensation and any changes to the Board for approval;

•	administering all equity compensation plans and recommending amendments to such plans to the Board for approval;

•
administering all cash incentive compensation plans, employee stock purchase plan, bonus plans, any deferred compensation plans, any executive severance plans and other similar programs with respect to the participation of executive officers, and authorizing and approving amendments to such plans; and

•
approving employment terms for executive officers, as well as any severance, change in control, indemnification, or other employment or compensation-related agreements or arrangements to be provided to executive officers.

All of the members of our Compensation Committee were determined to be independent under applicable rules of Nasdaq. Our Board has determined that each member of our Compensation Committee is a non-employee director, as defined in Exchange Act Rule 16b-3.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee oversees our corporate governance structure. Among other matters, our Nominating and Corporate Governance Committee is responsible for the following:

•	identifying and recommending to the Board individuals believed to be qualified to serve as Board members;

•	recommending to the Board directors to serve as members and chairpersons of each standing committee and any appropriate changes to the responsibilities, size and membership of such committees;

•	determining, on an annual basis, the members of the Board who meet the applicable independence requirements established by the SEC and Nasdaq;

•	considering questions of possible conflicts of interest of directors;

•	generally reviewing with the Company’s chief legal officer and other appropriate legal personnel particular legal matters and compliance with applicable legal requirements and with the Code of Ethics;

•	reviewing our Corporate Governance Guidelines and our Code of Ethics on an annual basis and recommending amendments when appropriate;

•	periodically reviewing management succession plans and related procedures, including for the CEO; and

•	overseeing the annual self-evaluation of the Board and committees.

All members of our Nominating and Corporate Governance Committee were determined to be independent under the applicable rules of Nasdaq.

Policies Governing Director Nominations

Director Nomination Process

Our Board is responsible for determining candidates for nomination to our Board. The Board delegates the selection and nomination process to the Nominating and Corporate Governance Committee, with the expectation that other members of the Board and management will be requested to take part in the process as appropriate. The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board regarding the size and composition of the Board. The Nominating and Corporate Governance Committee will review annually with the Board the composition of the Board as a whole and will recommend, if necessary, measures so that the Board reflects the appropriate balance of knowledge, experience, skills, expertise and diversity required for the Board as a whole. The Nominating and Corporate Governance Committee is responsible for ensuring that the composition of the Board accurately reflects the needs of our business and, in furtherance of this goal, for proposing the addition of members and the necessary resignation of members for purposes of obtaining the appropriate members, skills and perspectives. The Nominating and Corporate Governance Committee recommends, and the Board nominates, candidates to stand for election as directors.

Generally, our Nominating and Corporate Governance Committee will identify candidates for director nominees in consultation with management as well as through the use of search firms or other advisors, the recommendations submitted by stockholders, and such other methods as the Nominating and Corporate Governance Committee deems appropriate. Once candidates have been identified, our Nominating and Corporate Governance Committee will confirm that the candidates meet the minimum qualifications for director nominees. The Nominating and Corporate Governance Committee may gather information about the candidates through interviews, detailed questionnaires, background checks or any other means that it deems to be appropriate in the evaluation process. The Nominating and Corporate Governance Committee will evaluate the qualifications and skills of director candidates, both on an individual basis and taking into account the overall composition and needs of the Board. Based on the results of the evaluation process, the Nominating and Corporate Governance Committee will recommend candidates as director nominees for the Board’s approval. Each of Dr. Krop and Dr. Taglietti were recommended for consideration by the Nominating and Corporate Governance Committee and approved by the Board following a review of candidates identified by a third-party search firm, which presented these director candidates for consideration following review of the backgrounds and qualifications of these and other potential candidates.

The Nominating and Corporate Governance Committee will consider director candidates recommended by our stockholders. Recommendations should be submitted to the Nominating and Corporate Governance Committee, c/o the Corporate Secretary, and include at least the following information: name of the stockholder and evidence of the person’s ownership of our common stock, number of shares owned and the length of time of ownership, name of the candidate, the candidate’s employment history or a listing of his or her qualifications to be a director and the person’s written consent to be named as a director if nominated.

Stockholders may also nominate directors for election at our annual meetings of stockholders in accordance with our bylaws.

Minimum Qualifications

Our Nominating and Corporate Governance Committee will take into consideration all factors it deems relevant and appropriate when recommending candidates for the Board’s selection as nominees for the Board. These factors may include judgment, skill, diversity, experience with business and other organizations of a comparable size, the interplay of the candidate’s experience with that of the other Board members, and the extent to which a candidate would be a desirable addition to the Board and any committees of the Board. We have no formal policy regarding Board diversity; however, the Board and the Nominating and Corporate Governance Committee believe that it is essential that Board members represent diverse viewpoints. In considering candidates for the Board, the Nominating and Corporate Governance Committee considers gender and ethnicity as well as a diversity of perspectives, experience and skills such that the Board as a whole represents diverse viewpoints, backgrounds and experience.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Narrative Discussion of Summary Compensation Table

We are currently an “emerging growth company” and also qualify as a “smaller reporting company” under SEC rules. The following section describes the compensation we paid to our named executive officers (“NEOs”) for our fiscal years ended December 31, 2020. and 2019. Our NEOs for 2020 are:

Name:	Title:
Keith J. Kendall	Chief Executive Officer (CEO)
Daniel Barber	Chief Operating Officer (COO)
John T. Maxwell*	Former Chief Financial Officer (CFO)

* John Maxwell separated from the Company at year end 2020.

Compensation Philosophy and Process

Aquestive operates in a highly competitive and continually changing market. Attracting, developing and retaining qualified executives who increase stockholder value by achieving our financial and strategic growth plans and objectives remain key to our success. Our goal is to provide compensation that emphasizes pay-for-performance, rewarding those who achieve or exceed their goals, and seeking to drive long-term value for our stockholders through the use of both short-term and long-term incentive programs.

Our compensation program is designed to:

•	Attract, retain and motivate superior executive talent

•	Provide incentives that award the achievement of performance goals that directly correlate to the enhancement of stockholder value, as well as to facilitate executive retention
•	Align executive interests with those of stockholders through short-term and long-term incentives linked to performance

Role of the Compensation Committee. Pursuant to its charter, our Compensation Committee is charged with determining and approving the compensation and benefits of each executive officer, including our NEOs, on an annual basis, with the goal of achieving a compensation program and total compensation paid to our NEOs and other executives in line with our compensation philosophy. In determining compensation for our executive officers, the Compensation Committee considers compensation for comparable positions in the market and the historical compensation levels of our executives, each NEO’s performance as compared to our expectations and objectives, and our desire to motivate our executives to achieve short- and long-term results that are consistent with our business strategies and objectives.

As part of its review, the Compensation Committee works with its independent compensation consultant, Radford, an Aon Hewitt company (“Radford”), as well as management, to ensure the compensation program aligns with market practice and Company strategy and has a balance designed to achieve Aquestive’s business objectives. Based on the Committee’s review, as well as input and recommendations received from Radford, the Compensation Committee is responsible for approving the compensation of each NEO.

For 2020, our Compensation Committee consisted of Mr. Costa (Chair), Mr. Bratton, Mr. Cochran, and Ms. Lurker. Each member of the Compensation Committee was determined to meet the applicable independence standards of both Nasdaq and the SEC. Mr. Bratton and Mr. Cochran also brought the added perspective of representing the views of a significant stockholder with respect to our executive compensation program. As of February 2021 Dr. Julie Krop, one of our newly appointed independent directors, replaced Mr. Bratton on the Compensation Committee.

Role of Independent Compensation Consultant. In 2018, prior to our initial public offering, our Compensation Committee engaged Radford as its independent compensation consultant to provide the Committee with guidance in connection with developing and implementing Aquestive’s executive compensation program following the initial public offering.

In its role, Radford regularly attends meetings of the Compensation Committee to advise on compensation matters. Radford provides the Compensation Committee with information and advice on the design, structure and level of executive compensation, external market factors and evolving compensation trends.

Our Compensation Committee is directly responsible for the engagement and oversight of Radford. While Radford works with our management on various matters for which the Compensation Committee is responsible, our management does not direct or oversee the retention of Radford.

Role of Management. Management regularly assists the Compensation Committee by preparing information and materials for matters under consideration by the Committee. The CEO and our Senior Vice President, Human Resources are also asked to regularly attend Compensation Committee meetings to participate in discussions and provide information regarding executive performance and compensation matters. In addition, as part of its review process, the Compensation Committee meets with the CEO to discuss his recommendations regarding the compensation of each NEO (other than himself).

Annual Base Salary

Our Compensation Committee uses base salaries to recognize the experience, skills, knowledge and responsibilities required of our executive officers. The base salaries for our executive officers were initially established through review and negotiation at the time of hiring, and thereafter are periodically reviewed for possible increase, in each case taking into account the executive officer’s qualifications, experience, scope of responsibilities and competitive market compensation paid by other companies for similar positions within the industry. The chart below reflects the annual base salary rates that were in effect during 2020 approved by our Compensation Committee for each NEO. The base salary rates are based upon the recommendations and competitive analysis provided by Radford and are generally consistent with the market 50th percentile, although compensation for individual NEOs may be above or below the median based on experience, scope of position and individual performance. Base salaries are reviewed by the Compensation Committee annually based on performance and other factors.

Base Salary
Keith J. Kendall	$550,000
Daniel Barber	$410,000
John T. Maxwell	$395,000

Annual Incentive Compensation

We have an annual goal-setting and review process for our executive officers that is the basis for determining potential annual bonuses for our NEOs. Our Compensation Committee sets our annual financial objectives for the year as well as strategic and operational goals which are aligned with our strategic plan and operating budget approved by the Board.

Our employment agreements with our executive officers provide that they will be eligible for annual performance-based bonuses based on achievement of the financial, strategic and operational objectives established by the Compensation Committee. Pursuant to the terms of their employment agreements, the target bonus opportunities for our NEOs expressed as a percentage of annual base salary are: Mr. Kendall, 75% and Mr. Barber, 50%. Mr. Maxwell’s target bonus opportunity was 50%. Each NEO’s annual bonus is capped at a maximum of 200% of his target bonus opportunity.

The Compensation Committee assessed Company performance for 2020 with respect to each of the strategic and operational metrics and determined achievement against those metrics. The Compensation Committee determined to award the bonus amounts to our NEOs for 2020 set forth in the Summary Compensation Table below under “Non-Equity Incentive Plan Compensation.”

Equity-Based Incentive Awards

Our equity-based awards are designed to provide our NEOs with a strong link to our long-term performance, create an ownership culture and help align the interests of our executive officers and our stockholders. Prior to the closing of our initial public offering, we adopted our 2018 Equity Incentive Plan.

2020 Long-Term Incentive Awards. The Compensation Committee determined to award long-term incentive awards in the form of stock options in order to demonstrate the Company’s pay-for-performance philosophy. Stock options are designed to motivate our NEOs to increase stockholder value as the NEO will only realize value if our stock price increases above the exercise price, which is equal to the fair market value of our common stock on the date of grant. In addition, these stock options are subject to time-based vesting restrictions generally requiring our NEOs to remain in our employment during the vesting period.

Equity Grant Policy. The Compensation Committee has adopted an equity grant policy with respect to the issuance of equity awards under our 2018 Equity Incentive Plan. Among other provisions, the equity grant policy establishes parameters for the grant date of equity awards made to officers, employees and non-employee directors. Under the policy, the grant date for annual long-term incentive awards to officers and other employees is the date of the Compensation Committee’s regularly scheduled meeting in January or February each year, but if the date of such meeting is not in an open trading window, the awards will be granted effective on the second full trading date following the next public release of earnings. Pursuant to the policy, annual equity awards to our non-employee directors are granted on the date of the Company’s annual meeting of stockholders. Additionally, “off-cycle” equity awards may be granted at other times during the year for circumstances such as new hires, promotions and director appointments, during open trading windows, or if the date the Compensation Committee takes action to approve such an award is not in an open trading window, then the awards will be granted effective on the second full trading date following the next public release of earnings.

Perquisites, Health, Welfare and Retirement Benefits

All of our executive officers, including our NEOs, are eligible to participate in our employee benefit plans, including our medical, dental and vision insurance plans, in each case on the same basis as all of our other colleagues. We also provide enhanced life insurance and disability benefits to our executive officers.

We maintain a 401(k) retirement savings plan that provides eligible U.S. colleagues with an opportunity to save for retirement on a tax advantaged basis. Eligible colleagues may defer eligible compensation on a pre-tax basis, up to the statutorily prescribed annual limits on contributions under the Code. The 401(k) plan provides us with the discretion to match employee contributions. During 2020, we made 100% matching contributions on up to 6% of an employee’s eligible compensation deferred, subject to IRS limitations. These matching contributions vest in 20% increments and vest in full after an employee has attained five years of service.

We do not maintain any non-qualified deferred compensation plans at this time. We also do not maintain, and do not plan to establish, any defined benefit pension plan.

Summary Compensation Table

The following table provides information regarding the compensation provided to our NEOs during the fiscal year ended December 31, 2020 and 2019:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Keith J. Kendall	2020	550,000	—	—	259,364	450,368	30,686	1,290,418
Chief Executive Officer	2019	540,385	—	—	1,768,598	288,924	30,669	2,628,576

Daniel Barber	2020	410,000	—	—	126,800	279,774	23,509	840,083
Chief Operating Officer	2019	388,846	—	—	555,257	227,780	23,345	1,195,228

John T. Maxwell	2020	395,000	—	—	69,164		847,106	1,311,270
Chief Financial Officer*	2019	391,154	—	—	516,975	119,490	26,504	1,054,123

*	Mr. Maxwell separated from the Company effective December 31, 2020.

(1)
Represents the aggregate grant date fair value of equity awards computed in accordance with FASB ASC 718. A discussion of the assumptions used in calculating the fair value of such awards may be found in Note 17.

(2)	Represents annual incentive compensation for 2020 and 2019, paid in the first quarter of the following year.

(3)	For 2020, this column includes the following:

	Mr. Kendall ($)	Mr. Barber ($)	Mr. Maxwell ($)
401(k) Company match	17,100	17,100	17,100
Disability insurance premiums	8,569	2,778	4,656
Life insurance premiums	5,017	3,631	4,468
Severance+	—	—	820,882
Total	30,686	23,509	847,106

+Severance consists of $592,500 of severance covering annual base salary for twelve months and target annual bonus payable in 12 equal installments, $197,500 payable for 2020 year target bonus, and $30,882 representing contribution of medical benefits for up to twelve months. The amount in the “All Other Compensation” column above does not include an amount $228,600 which is the difference between the option exercise price and the market value of the shares underlying the stock options granted to Mr. Maxwell in 2020 (the fair value of which stock options grant is included in the above Table under “Options Awards”), the vesting of which 2020 stock options was accelerated on separation from employment under Mr. Maxwell’s employment agreement; other stock options which accelerated upon separation from employment were not in that money upon the separation date.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth certain information regarding equity awards granted to our NEOs that remain outstanding as of December 31, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares, or Units That Have Not Vested
	Exercisable	Unexercisable		($)	Date	(#)	($)	(#)	($)
Mr. Kendall	193,459	46,706	(2)	15.00	7/24/2028		—	—	—
	21,784	6,259	(3)	16.46	8/15/2028	—	—	—	—
	81,250	243,750	(4)	8.05	2/28/2029	—	—	—	—
	—	225,000	(8)	1.54	3/16/2030	—	—	—	—
Mr. Barber	12,998	12,999	(6)	6.54	4/18/2028	—	—	—	—
	48,254	48,253	(5)	15.00	7/24/2028	—	—	—	—
	17,500	52,500	(4)	8.05	2/28/2029	—	—	—	—
	12,500	37,500	(7)	4.83	5/9/2029	—	—	—	—
	—	110,000	(8)	1.54	3/16/2030	—	—	—	—
Mr. Maxwell(9)	36,120	0		15.00	12/31/2021	—	—	—	—
	95,000	0		8.05	12/31/2021	—	—	—	—
	60,000	0		1.54	12/31/2021	—	—	—	—

(1)	Calculated using closing price of our common stock on Nasdaq on December 31, 2020 of $5.35.

(2)	Options granted on July 24, 2018. These options vest in 36 equal monthly installments beginning on August 31, 2018.

(3)	Options granted on August 15, 2018. These options vest in 36 equal monthly installments beginning on September 30, 2018.

(4)	Options granted on February 28, 2019. These options vest as follows: 25% on each of the first and second anniversaries of the grant date and 50% on the third anniversary of the grant date.

(5)	Options granted on July 24, 2018. These options vests as follows: 25% on each of the first and second anniversaries of the grant date and 50% on the third anniversary of the grant date.

(6)	Options granted on April 18, 2018. These options vests as follows: 25% on the first and second anniversaries of the grant date and 50% on the third anniversary of the grant date.

(7)	Options granted on May 9, 2019. These options vest as follows: 25% on each of the first and second anniversaries of the grant date and 50% on the third anniversary of the grant date.

(8)	Options granted March 16, 2020. These options vest as follows: 25% on each of the first and second anniversaries of the grant date and 50% on the third anniversary of the grant date.

(9)	In connection with John Maxwell’s separation from the Company, all stock options held by Mr. Maxwell vested.

Employment Agreements with our Named Executive Officers

In June and July 2019, we entered into amended and restated employment agreements with Mr. Kendall, our Chief Executive Officer, and Mr. Maxwell, our then Chief Financial Officer, and an employment agreement with Mr. Barber, our Chief Operating Officer. These agreements set forth the initial terms and conditions of each executive’s employment with us, including base salary, target annual bonus opportunity and employee benefit plan participation. These employment agreements provide for “at will” employment. The material terms of these employment agreements with our NEOs are described below and are qualified in all respects by the full terms of such agreements.

Glossary of Terms . The following terms referred to in the narrative below are generally defined in each NEO’s employment agreement as follows:

•
“Cause” means generally conviction or plea of nolo contendere to a felony; commission of fraud or material act of dishonesty with respect to the Company or its colleagues, customers or affiliates; failure to carry out material responsibilities of employment; material misconduct or similar behavior; a material violation of Company policy; or material breach of the executive’s obligations under his employment agreement.

•
“Change in Control” means generally any person or group becomes the beneficial owner of 40% or more of the Company’s outstanding voting securities; completion of a merger, consolidation or reorganization of the Company unless the stockholders before such transaction own at least a majority of the outstanding voting securities of the outstanding securities or at least a majority of the fair market value of the successor company; or a sale, transfer, liquidation or other disposition of all or substantially all of the Company’s assets.

•
“Change in Control Period” means generally, for Mr. Kendall, the period beginning 180 days before and ending 24 months following the effective date of a Change in Control, and for Mr. Maxwell and Mr. Barber, the period beginning 180 days before and ending 12 months following the effective date of a Change in Control.

•
“Good Reason” means generally a material diminution in the executive’s position or duties; a material breach by the Company of the executive’s employment agreement, including any reduction of base salary or target bonus percentage; or relocation of more than 50 miles from the Company’s headquarters.

•
“Permanent Disability” means generally the executive’s inability to perform the essential functions of his job with or without reasonable accommodation for a period of 150 consecutive days or an aggregate of 180 days in any 12 month period due to illness, accident or other physical or mental incapacity, as determined by a duly licensed physician.

•
“Severance Period” means generally, for Mr. Kendall, 18 months following termination of employment (or until the end of the initial employment term, if longer), and for Mr. Maxwell and Mr. Barber, 12 months following termination of employment.

Terms of Employment

Keith J. Kendall . The initial term of Mr. Kendall’s employment agreement was for three years ending June 30, 2021, and thereafter his employment term renews annually, unless either party gives written notice of non-renewal at least 90 days prior to the end of the then-current term. Non-renewal of his employment agreement by the Company would constitute a termination without Cause. Mr. Kendall’s base salary is subject to annual review for possible increase. Mr. Kendall’s target award opportunity under any annual incentive program that may be established by the Compensation Committee is equal to 75% of his base salary, and he is eligible to participate in our incentive plans and benefit plans as may be established or in effect from time to time.

Prior to the initial public offering, in April 2018 Mr. Kendall was issued shares of our non-voting common stock in connection with the termination of our PUP Plans equal to 5% of the issued and outstanding capital securities of the Company at the time of issue, and under the terms of his employment agreement, each share of non-voting common stock automatically became one share of voting common stock upon completion of the initial public offering. Under his employment agreement, Mr. Kendall also received stock options covering a number of shares equal to the difference between 5% of the total number of shares of our common stock outstanding following the initial public offering on a fully diluted basis, less the aggregate number of any shares of non-voting common stock and shares covered by stock options that he held immediately prior to the initial public offering, such that the total number of all of the shares of common stock and shares underlying stock options held by Mr. Kendall immediately following the initial public offering represented 5% of our shares of common stock on a fully diluted basis. In addition, upon the completion of the initial public offering, Mr. Kendall received a grant of RSUs equal to 0.47% of our total common stock outstanding following the initial public offering on a fully diluted basis, or 116,576 RSUs. The stock options vest in 36 equal monthly installments and the RSUs vest in eight equal quarterly installments, subject to accelerated vesting if his employment terminates for any reason other than a termination by the Company for Cause or a resignation by Mr. Kendall without Good Reason.

Daniel Barber. The term of Mr. Barber’s employment agreement commenced on June 26, 2018 and will continue until terminated in accordance with its terms. Mr. Barber’s base salary is subject to annual review for possible increase. For purposes of any annual incentive program established by the Compensation Committee, Mr. Barber’s target award opportunity under any annual incentive program that may be established by the Compensation Committee is equal to 50% of his base salary, and he is eligible to participate in our incentive plans and benefit plans as may be established or in effect from time to time. Prior to the initial public offering, in April 2018, Mr. Barber had been awarded shares of our non-voting common stock in connection with the termination of our PUP Plans and under the terms of his agreement, each share of non-voting common stock automatically became one share of voting common stock upon completion of the initial public offering. Mr. Barber was also granted registration rights with respect to the shares of common stock he received at the time of the initial public offering in exchange for his non-voting common stock.

John T. Maxwell. The term of Mr. Maxwell’s employment agreement commenced on June 26, 2018. Mr. Maxwell’s base salary was subject to annual review for possible increase. Mr. Maxwell’s target award opportunity under any annual incentive program that may be established by the Compensation Committee was equal to 50% of his base salary, and he was eligible to participate in our incentive plans and benefit plans. Prior to the initial public offering, in April 2018, Mr. Maxwell had been issued shares of our non-voting common stock in connection with the termination of our PUP Plans and under the terms of his agreement, each share of non-voting common stock automatically became one share of voting common stock upon completion of the initial public offering. Mr. Maxwell was also granted registration rights with respect to the shares of common stock he received at the time of the initial public offering in exchange for his non-voting common stock. Mr. Maxwell separated from employment with the Company effective December 13, 2020.

Severance Arrangements

Each of the employment agreements of our NEOs contains provisions providing for payments and benefits in the event of certain termination events, including employment termination in connection with a Change in Control. The material terms of our NEOs’ severance protection are summarized below.

For Cause Termination or Voluntary Resignation . In the event an NEO’s employment is terminated by the Company for Cause, or if an NEO voluntarily resigns from employment without Good Reason, he will be entitled to receive salary that had accrued but had remained unpaid through the date of termination, any unpaid annual bonus earned with respect to the year prior to such termination of employment and any benefits under any plans in which the NEO participates consistent with his rights under such plans (“Accrued Payments”).

Death or Permanent Disability . In the event that an NEO’s employment is terminated by reason of death or Permanent Disability, in addition to the Accrued Payments, he will be entitled to:

•	any accrued and unused vacation pay for the year in which employment terminates;

•	a pro-rata portion of the NEO’s target annual bonus for the year in which employment terminates, pro-rated for the number of days the NEO was employed during the year prior to termination;

•
accelerated vesting of outstanding equity awards subject to time-based vesting as if the NEO had continued being employed through the end of the year in which employment terminates, or, in the case of awards subject to “cliff vesting,” pro-rata accelerated vesting based on the percentage of the vesting period that had elapsed as of the termination date (and stock options and stock appreciation rights will remain exercisable for one year following termination, subject to any earlier expiration date); and pro-rata accelerated vesting of outstanding equity awards subject to performance-based vesting conditions for which the performance period ends at or after the time of termination, with performance goals assumed to have been achieved at target and with pro-ration based on the percentage of the performance period that had elapsed as of the termination date.

Termination Without Cause or for Good Reason - Unrelated to a Change in Control. In the event that an NEO’s employment is terminated by us without Cause or the NEO terminates his employment for Good Reason (other than in connection with a Change in Control, as described below), in addition to the Accrued Payments, the NEO will be entitled to receive, subject to the delivery of a fully effective release of claims and continued compliance with restrictive covenant obligations, the following payments and benefits:

•	any accrued and unused vacation pay for the year in which his employment terminated;

•	a pro-rata portion of the NEO’s target annual bonus for the year in which employment terminates, pro-rated for the number of days the NEO was employed during the year prior to termination;

•	monthly payments during the NEO’s Severance Period (as defined above), with each monthly payment equal to 1/12 th of the sum of his annual base salary and target annual bonus;

•	continuing coverage during the NEO’s Severance Period (as defined above) under our group health and life insurance plans in which the NEO was a participant prior to termination; and

•
immediate vesting of all unvested equity awards (and stock options and stock appreciation rights will remain exercisable for one year following termination, subject to any earlier expiration date), with performance conditions deemed achieved at target for unvested performance-based equity awards.

Termination Without Cause or For Good Reason - During the Change in Control Period. If an NEO’s employment is terminated by us without Cause or the NEO terminates his employment for Good Reason, in each case, during the Change in Control Period, then subject to the delivery of a fully effective release of claims and continued compliance with respective restrictive covenant obligations, the NEO will be entitled to receive the following payments and benefits:

•	any accrued and unused vacation pay for the year in which his employment terminated;

•	a pro-rata portion of his target annual bonus for the year in which his employment terminated, pro-rated for the number of days the NEO was employed during the year prior to termination;

•
an immediate lump sum cash payment of an amount equal to, for Mr. Kendall, 2.75 times the sum of his base salary and target annual bonus, and for Mr. Barber, 1.0 times the sum of his base salary and target annual bonus;

•
continuing coverage under our group health and life insurance plans in which the NEO was a participant, for Mr. Kendall, for 33 months following termination of employment, and for Mr. Barber, for 12 months following termination of employment; and

•
immediate vesting of all unvested equity awards (and stock options and stock appreciation rights will remain exercisable for one year following termination, subject to any earlier expiration date), with performance conditions deemed achieved at target for unvested performance-based equity awards.

In the event that these employment termination payments and benefits in connection with a Change in Control would subject Mr. Kendall to the excise tax imposed by Section 4999 of the Code, he would be entitled to an additional payment such that, after the payment of taxes, he will be in the same position as he would have been had he not been required to pay such excise taxes. The employment agreement of Mr. Kendall provides that, prior to the third anniversary of the agreement, the executive agrees to discuss a provision to replace this tax gross-up provision on terms and conditions mutually acceptable to the Board and the executive which discussion will take into account then current public market conditions.

In the event that these termination payments and benefits in connection with a Change in Control would subject Mr. Barber to the Code Section 4999 excise tax, he would be entitled to the greater after-tax benefit of either (i) the full Change in Control payment and benefits minus any 280G excise tax, the payment of which would be the NEO’s responsibility, or (ii) the NEO’s Change in Control payment and benefits cut back to the amount that would not trigger the excise tax.

For each of our NEOs, in the event that the continued coverage under our health plans triggers taxable income to the NEO, the NEO would also receive an additional cash payment such that each NEO would receive the same net after-tax benefits that the NEO would have received under such plans had the NEO continued to be employed and receive such plan benefits.

Each NEO’s employment agreement also provides that each NEO agrees to grant us certain intellectual property rights and includes additional provisions that require the NEO to refrain from competing with our business, soliciting or interfering with our suppliers, customers, prospective customers and other business relationships, and from soliciting, hiring or otherwise interfering with our relationship with any person employed or previously employed by us, with the duration of such restrictions to last during the NEO’s employment and for his respective Severance Period as defined above.

John Maxwell Separation. John Maxwell separated from the Company effective at year end 2020. In connection with his departure, Mr. Maxwell and the Company entered into a separation and release agreement providing for severance payments and benefits generally consistent with his employment agreement dated June 26, 2018, including a severance payment equal to the sum of his annual base salary and target annual bonus payable in 12 equal monthly installments, a target bonus for 2020, coverage under group health and life insurance plans for up to 12 months and immediate vesting of all unvested stock options which will remain exercisable for one year following his separation from employment.

DIRECTOR COMPENSATION

We provide cash and equity-based compensation to our non-employee directors for the time and effort necessary to serve as a member of our Board of Directors.

Under our non-employee director compensation program, we pay each of our non-employee directors a cash retainer for service on the Board and for service on each committee on which the director serves. The chair of each committee other than the Disclosure Committee receives an additional retainer for such service. These retainers will be payable in arrears in equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on our Board of Directors. The retainers paid to non-employee directors for service on the Board and our Board committees are as follows:

Name	Annual Service Retainer	Chairperson Additional Retainer
Board of Directors	$40,000	$30,000
Audit Committee	10,000	20,000
Compensation Committee	7,000	15,000
Nominating and Corporate Governance Committee	5,000	10,000
Disclosure Committee	5,000	--

Additionally, each non-employee director receives an annual equity grant in the form of stock options, with terms and conditions determined by the Board. In 2020, each non-employee director was granted an award of 14,000 stock options. This annual equity grant is awarded each year on the date of the Annual Meeting of Stockholders in accordance with the Company’s equity grant policy. The stock options vest one year from the date of grant, subject to the director’s continued service on the Board.

This program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

The following table sets forth information concerning the compensation that we paid or awarded to our non-employee directors during the fiscal year ended December 31, 2020. For more information on the compensation of Keith J. Kendall, our director who is also our CEO, see below under “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)
Douglas K. Bratton (1)	57,000	56,522	--	113,522
Gregory B. Brown, M.D.	60,000	56,522	--	116,522
John Cochran	62,000	56,522	--	118,522
Santo J. Costa	92,000	56,522	--	148,522
Nancy S. Lurker	62,000	56,522	--	118,522
James S. Scibetta	75,000	56,522	--	131,522

(1)	Julie Krop, M.D. and Marco Taglietti, M.D. were first appointed to the Board in February 2021. Douglas Bratton resigned from the Board in February 2021.
(2)
Represents the aggregate grant date fair value of stock option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”). A discussion of the assumptions used in calculating the fair value of such awards may be found in Note 17. Amounts reflect, for each director, a stock option grant awarded on June 16, 2020 with a grant date fair value of $56,522. As of December 31, 2020, each director other than Ms. Lurker held 54,050 outstanding stock options and Ms. Lurker held 59,128 outstanding stock options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(a)	Weighted- average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	3,190,615	$8.18	820,446
Equity compensation plans not approved by security holders	81,068(4)	$6.54	--
Total	3,271,683	$8.14	820,446

(1)	Includes 13,491 RSUs and 3,258,192 stock options outstanding under our 2018 Equity Incentive Plan as of December 31, 2020.

(2)	Reflects the weighted average exercise price of outstanding stock options reported in column (a). No exercise price is attributable to outstanding RSUs.

(3)
Includes 659,810 shares remaining available for issuance under our 2018 Equity Incentive Plan and 160,636 shares remaining available for issuance under our Employee Stock Purchase Plan as of December 31, 2020. The 2018 Equity Incentive Plan and Employee Stock Purchase Plan each have an evergreen provision whereby, unless the Board determines otherwise, the share reserve is increased automatically by a specified percentage or number of shares on January 1 of each year. The Board determined that effective as of 2021 the number of shares of common stock available for award to eligible participants under the 2018 Equity Incentive Plan would be increased by 4% of the number of shares of common stock outstanding at December 31, 2020. The Board determined that the share reserves under the ESPP would not be increased pursuant to the evergreen provision as of 2021.

(4)
In April 2018, the Company granted stock options to purchase an aggregate of 81,068 shares of our common stock each with an exercise price of $6.54 per share, to certain of the Company’s employees, consultants and directors in connection with services provided by such parties to the Company.

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table sets forth certain information as of December 31, 2020 (unless otherwise specified), with respect to the beneficial ownership of our common stock by each person who is known to own beneficially more than 5% of the outstanding shares of common stock, each person currently serving as a director, each nominee for director, each named executive officer (as set forth in the Summary Compensation Table), and all directors and executive officers as a group.

Shares of common stock subject to options or other rights to purchase which are now exercisable or are exercisable within 60 days after December 31, 2020, are to be considered outstanding for purposes of computing the number of shares beneficially owned and the percentage ownership of the persons holding these options or other rights, but are not to be considered outstanding for the purpose of computing the number of shares beneficially owned or the percentage ownership of any other person. As of December 31, 2020, there were 34,569,254 shares of common stock outstanding. Unless otherwise indicated, the address for each beneficial owner is c/o Aquestive Therapeutics Inc., 30 Technology Drive, Warren, NJ 07059.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned†	Percentage of Shares Beneficially Owned
5% Stockholders:
MonoLine RX II, L.P. (1)	4,032,907	11.67%
MonoLine RX III, L.P. (1)	2,755,541	7.97%
MRX Partners, LLC (1)	2,249,077	6.51%
MonoLine Rx, L.P. (1)	2,213,314	6.40%
MonoLine Partners, L.P. (1)	165,000	*
MonoSol Rx Genpar, L.P. (1)	87,455	*

Directors and Named Executive Officers:
Keith J. Kendall	1,031,790	2.95%
Daniel Barber	210,711	*
John T. Maxwell	341,734	*
Douglas K. Bratton (2)	11,613,979	33.56%
Gregory B. Brown, M.D	110,685	*
John Cochran	110,685	*
Santo J. Costa	52,927	*
Julie Krop, M.C.	--	*
Nancy S. Lurker	40,254	*
James S. Scibetta	67,235	*
Marco Taglietti, M.D.	--	*
All executive officers and directors as a group (17 persons)	15,129,217	43.69%

* Represents beneficial ownership of less than 1%.
† None of the shares are pledged as security.

(1)
Information reported as of December 31, 2020 in a Schedule 13G/A filed on February 9, 2021 by MonoLine Rx II, L.P., MonoLine Rx III, L.P., MRX Partners, LLC, MonoLine Rx, L.P., MonoLine Partners, L.P. and MonoSol Rx Genpar, L.P. (collectively, the “MonoSol Entities”) and Douglas K. Bratton. Bratton Capital Management L.P. (“Bratton Capital Management”) is the general partner or manager of each of the MonoSol Entities, except for MonoSol Rx Genpar, L.P., the general partner of which is Bratton Capital Inc., which, in turn, is the general partner of Bratton Capital Management. Douglas K. Bratton is the sole director and President of Bratton Capital Inc. The MonoSol Entities are each ultimately controlled by Mr. Bratton, who has voting and investment power over all shares held by the Monosol Entities. Bratton Capital Management, Bratton Capital Inc., and Mr. Bratton may each be deemed to beneficially own all shares held of record by the MonoSol Entities. Each such entity and Mr. Bratton disclaim beneficial ownership of the reported securities except to the extent of its or his respective pecuniary interest therein. The principal business address for the MonoSol Entities and Mr. Bratton is 201 Main Street, Suite 1900, Fort Worth, Texas 76102.

(2)
Includes 2,249,077 shares of common stock owned of record by MRX Partners, LLC, 2,213,314 shares of common stock owned of record by MonoLine Rx, L.P., 4,032,097 shares of common stock owned of record by MonoLine Rx II, L.P. and 2,755,541 shares of common stock owned of record by MonoLine Rx III, L.P. The MonoSol Entities are each ultimately controlled by Mr. Bratton and Mr. Bratton has voting and investment power over all shares held by the MonoSol Entities, and Mr. Bratton may be deemed to beneficially own all shares held of record by the MonoSol Entities. Mr. Bratton disclaims beneficial ownership of such reported securities except to the extent of his pecuniary interest therein.

Amounts reported for our directors and executive officers include the following number of securities with respect to which the individual has the right to acquire beneficial ownership as of December 31, 2020 or within 60 days thereafter: Mr. Kendall, 392,641; Mr. Maxwell, 191,120 Mr. Barber, 108,752; Mr. Bratton, 35,600 Dr. Brown, 35,600 Mr. Cochran, 35,600; Mr. Costa, 35,600; Ms. Lurker, 40,254 Dr. Krop, 0; Mr. Scibetta, 35,600  Dr. Taglietti, 0 and all directors and executive officers as a group, 1,387,743.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

Related Person Transaction Policy

We have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions, which became effective upon the consummation of our initial public offering in July 2018. For purposes of our policy only, a “related person transaction” is defined as a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000.

A related person is defined as any executive officer, director or a holder of more than 5% of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related person transaction, management must present information regarding the proposed related person transaction to our Audit Committee (or, where review by our Audit Committee would be inappropriate, to another independent body of our Board) for review. The presentation is to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our Audit Committee or other independent body of our Board will take into account the relevant available facts and circumstances which may include:

•	the risks, costs and benefits to us;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products, if applicable; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from our colleagues generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Audit Committee, or other independent body of our Board of Directors, is to consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Audit Committee, or other independent body of our Board of Directors, determines in the good faith exercise of its discretion. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Registration Rights to Directors and Officers

In connection with our initial public offering, we granted certain registration rights to Mr. Maxwell and Mr. Barber pursuant to their employment agreements and to MRX Partners LLC, Monoline RX L.P., Monoline Rx II, L.P., Monoline Rx III, L.P., Monoline Rx Genpar, MonoSol Investors L.P., Douglas K. Bratton, Gregory B. Brown, M.D., John Cochran, Santo J. Costa, Keith J. Kendall, Nancy S. Lurker, James S. Scibetta and A. Mark Schobel. Pursuant to the terms of the registration rights agreement, if, following the completion of our initial public offering, we were to register any of our securities for public sale in another offering, these related parties would have the right to include their shares in the registration statement, subject to reduction provisions whereby the Company and the underwriters of any underwritten offering would have the right to limit the number of shares registered by these holders if they were to determine that marketing factors require limitation. In such a case the number of shares to be registered would be apportioned pro rata among these holders, according to the total amount of registrable securities entitled to be included by each holder.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers, in addition to the indemnification provided for in our bylaws and our certificate of incorporation. These agreements, among other things, provide our directors and executive officers with certain contractual rights to indemnification and expense advancement in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request.

DIRECTOR INDEPENDENCE

Under Nasdaq rules, a majority of a listed company’s board of directors must be comprised of independent directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit committee and compensation committee be independent and satisfy additional independence criteria set forth in Rules 10A-3 and 10C-1, respectively, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Nasdaq rules, a director will only qualify as an “independent director” if the director meets certain objective independence tests and does not have a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In accordance with these standards and criteria, the Board undertook its annual review of the independence of our directors. During this review the Board considered whether there were any relationships or related party transactions between each director, any member of his or her immediate family or other affiliated entities and the Company. The purpose of this review is to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.

The Board follows a number of procedures to review related party transactions, as described in more detail below under “Related Person Transaction Policy.” Each director also answers a questionnaire designed to disclose information concerning conflicts and transactions which may impact independence, and we also review our internal records for any such transactions.

Based on a review of these standards and materials, our Board determined that none of our independent directors had or has any relationship with us other than as a director, with the exception of Mr. Cochran who is affiliated with significant stockholders of the Company. See above under “Beneficial Ownership of Common Stock” for more information.

As a result of its review, our Board has determined, upon the recommendation of our Nominating and Corporate Governance Committee, that each of our directors other than Keith J. Kendall, our Chief Executive Officer, is independent within the meaning of the director independence standards of Nasdaq and the SEC and has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has also determined that each of the current members of our Audit Committee and our Compensation Committee satisfies the heightened independence standards for such committee members.

Item 14.	Principal Accountant Fees and Services

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all auditing services and permitted non-audit services to be performed by KPMG, subject to the de minimis exception for non-audit services that are approved by the Audit Committee prior to the completion of an audit. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee consistent with applicable law and listing standards, provided that the decisions of such Audit Committee member or members are to be presented to the full Audit Committee at its next scheduled meeting.

Principal Accountant Fees and Services

We regularly review the services and fees of our independent accountants. These services and fees are also reviewed by the Audit Committee on an annual basis. The aggregate fees billed for the fiscal years ended December 31, 2020 and 2019 for each of the following categories of services are as follows:

Fee Category	2020	2019
Audit Fees	$786,300	$640,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$786,300	$640,000

Audit Fees. Consist of aggregate fees for professional services provided in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements, review of registration statements on Forms S-3 and S-8, comfort letters, consents and review of documents filed with the SEC.

Audit-Related Fees. Consist of aggregate fees for accounting consultations and other services that were reasonably related to the performance of audits or reviews of our consolidated financial statements and were not reported above under “Audit Fees.”

Tax Fees. Consist of aggregate fees for tax compliance, tax advice and tax planning services including the review and preparation of our federal and state income tax returns.

All Other Fees. Consist of aggregate fees billed for products and services provided by the independent registered public accounting firm other than those fees disclosed above.

The Audit Committee pre-approved all services reflected in the above table performed since the pre-approval policy was adopted.

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

4.3
First Supplemental Indenture dated November 3, 2020, among Aquestive Therapeutics, Inc., as Issuer, any Guarantor that becomes party thereto and U.S. Bank National Association, as Trustee and Collateral Agent (filed herewith)

4.4
Second Supplemental Indenture dated November 20, 2020, among Aquestive Therapeutics, Inc., as Issuer, any Guarantor that becomes party thereto and U.S. Bank National Association, as Trustee and Collateral Agent (filed herewith)

4.5	Form of 2019 Warrant (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on July 16, 2019 and incorporated by reference herein).
4.6	Form of 2020 Warrant (incorporated by reference herein)
4.7
Registration Rights Agreement, dated as of June 24, 2018, by and between Aquestive Partners, LLC and certain of the holders of its membership interests (filed as Exhibit 4.3 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).

4.8	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference herein).
10.1
Form of Indemnification Agreement, by and between Aquestive Therapeutics, Inc and its directors and officers (filed as Exhibit 10.1 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).

10.2	Form of Purchase Agreement in connection with the 2019 issuance of 12.5% Senior Secured Notes (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2019).
10.3	Form of 2020 Purchase Agreement in connection with the 2020 issuance of 12.5% Senior Secured Notes (filed herewith).
10.4
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

10.8+	Separation Agreement, dated as of December 16, 2020, by and between Aquestive Therapeutics, Inc. and John T. Maxwell (filed herewith).
10.9+
Executive Employment Agreement, dated as of July 9, 2018, by and between Aquestive Therapeutics, Inc. and A. Mark Schobel (filed as Exhibit 10.8 to the Pre-Effective Amendment No. 1, as filed on July 16, 2018, to the Registration Statement on Form S-1 of the Company (File No. 333-225924), and incorporated by reference herein).

10.10†
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

10.13†
License Agreement, by and between MonoSol Rx, LLC (now Aquestive Therapeutics, Inc.) and Cynapsus Therapeutics Inc., dated as of April 1, 2016 (filed as Exhibit 10.12 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).

10.14†	First Amendment to License Agreement, by and between Aquestive Therapeutics, Inc. and Sunovion Pharmaceuticals, Inc., dated as of March 16, 2020 (incorporated by reference herein).
10.15†	Second Amendment to License Agreement, by and between Aquestive Therapeutics, Inc. and Sunovion Pharmaceuticals, Inc., dated as of October 23, 2020 (filed herewith).

10.16
Industrial Lease Agreement, by and between Ashland Northwest Partners, L.P. and MonoSol Rx, LLC (now Aquestive Therapeutics, Inc.), dated as of October 24, 2006 (as amended on October 24, 2011 and February 8, 2018) (filed as Exhibit 10.13 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).

10.17+
Aquestive Therapeutics, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.14 to the Pre-Effective Amendment No. 1, as filed on July 16, 2018, to the Registration Statement on Form S-1 of the Company (File No. 333-225924) and incorporated by reference herein).

10.18+	Aquestive Therapeutics, Inc. Employee Stock Purchase Plan as Amended (incorporated by reference herein).
10.19+	Form of Stock Option Agreement (filed as Exhibit 10.16 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.20+
Form of Stock Option Agreement under the Aquestive Therapeutics, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.17 to the Pre-Effective Amendment No. 1, as filed on July 16, 2018, to the Registration Statement on Form S-1 of the Company (File No. 333-225924) and incorporated by reference herein).

10.21+
Form of Restricted Stock Unit Agreement under the Aquestive Therapeutics, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.18 to the Pre-Effective Amendment No. 1, as filed on July 16, 2018, to the Registration Statement on Form S-1 of the Company (File No. 333-225924) and incorporated by reference herein).

10.22+
Executive Employment Agreement, dated as of September 10, 2018, by and between Aquestive Therapeutics, Inc. and Lori J. Braender (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company, as filed on November 6, 2018, and incorporated by reference herein).

10.23	Purchase and Sale Agreement, dated as of November 3, 2020, by and between Aquestive Therapeutics, Inc. and MAM Pangolin Royalty, LLC (filed herewith).
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).
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
∗
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

AQUESTIVE THERAPEUTICS, INC.

Date: March 9, 2021	By:	/s/ Keith J. Kendall
Keith J. Kendall
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Title	Date

/s/ Keith J. Kendall	President, Chief Executive Officer and Member of the Board of Directors	March 9, 2021
Keith J. Kendall	(Principal Executive Officer)

/s/ A. Ernest Toth, Jr.	Interim Chief Financial Officer	March 9, 2021
A.Ernest Toth, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gregory B. Brown	Member of the Board of Directors	March 9, 2021
Gregory B. Brown

/s/ John Cochran	Member of the Board of Directors	March 9, 2021
John Cochran

/s/ Santo J. Costa	Chairman of the Board of Directors	March 9, 2021
Santo J. Costa

/s/ Julie Krop	Member of the Board of Directors	March 9, 2021
Dr. Julie Krop, M.D.

/s/ Nancy S. Lurker	Member of the Board of Directors	March 9, 2021
Nancy S. Lurker

/s/ James S. Scibetta	Member of the Board of Directors	March 9, 2021
James S. Scibetta

/s/ Marco Taglietti	Member of the Board of Directors	March 9, 2021
Dr. Marco Taglietti, M.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Aquestive Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aquestive Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2020 due to the adoption of Accounting Standards Codification 842, Leases.

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

New York, New York
March 9, 2021

AQUESTIVE THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except per share/unit amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$31,807	$49,326
Trade and other receivables, net	6,955	13,130
Inventories, net	2,461	2,859
Prepaid expenses and other current assets	3,402	2,999
Total current assets	44,625	68,314
Property and equipment, net	6,873	9,726
Right-of-use assets, net	3,448	—
Intangible assets, net	102	153
Other non-current assets	7,836	286
Total assets	$62,884	$78,479

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$7,089	$12,274
Accrued expenses	8,569	5,475
Lease liabilities, current	728	—
Deferred revenue	693	806
Liability related to the sale of future revenue, current	1,450	—
Loans payable, current	2,575	—
Total current liabilities	21,104	18,555
Loans payable, net	34,329	60,338
Liability related to the sale of future revenue, net	47,524	—
Lease liabilities	2,846	—
Deferred revenue, net of current portion	3,633	4,348
Other non-current liabilities	1,945	1,360
Total liabilities	111,381	84,601
Contingencies (note 20)

Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; 34,569,254 and 33,562,885 shares issued and outstanding at December 31 2020 and 2019, respectively	35	34
Additional paid-in capital	137,725	124,318
Accumulated deficit	(186,257)	(130,474)
Total stockholders’ deficit	(48,497)	(6,122)
Total liabilities and stockholders’ deficit	$62,884	$78,479

See accompanying notes to the consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data amounts)

	Year Ended December 31,
	2020	2019
Revenues	$45,849	$52,609
Costs and expenses:
Manufacture and supply	12,964	20,361
Research and development	19,886	20,574
Selling, general and administrative	55,892	64,342
Total costs and expenses	88,742	105,277
Loss from operations	(42,893)	(52,668)
Other income (expenses):
Interest expense	(11,064)	(9,318)
Interest expense related to the sale of future revenue	(1,958)	—
Interest income and other income (expense), net	132	636
Loss on the extinguishment of debt	—	(4,896)
Net loss before income taxes	(55,783)	(66,246)
Income taxes	—	—
Net loss	$(55,783)	$(66,246)
Comprehensive loss	$(55,783)	$(66,246)

Net loss per share – basic and diluted	$(1.66)	$(2.61)

Weighted-average number of common shares outstanding - basic and diluted	33,651,127	25,356,098

See accompanying notes to the consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
	Shares	Amount
Balance at December 31, 2018	24,957,309	$25	$71,431	$(61,376)	$10,080
Adoption of ASU 2104-09, ASU 2018-09	—	—	20	(2,852)	(2,832)
Fair value of warrants issued	—	—	6,800	—	6,800
Common Stock issued upon warrant exercises	428,571	1	1,820	—	1,821
Common Stock issued upon public equity offering	8,050,000	8	37,827	—	37,835
Costs of public equity offering	—	—	(540)	—	(540)
Shares issued under employee stock purchase plan	56,378	—	237	—	237
Vested restricted stock units	70,627	—	(313)	—	(313)
Share-based compensation expense	—	—	7,036	—	7,036
Net loss	—	—	—	(66,246)	(66,246)
Balance at Balance at December 31, 2019	33,562,885	$34	$124,318	$(130,474)	$(6,122)
Fair value of warrants issued	—	—	735	—	735
Common Stock issued under public equity offering	930,933	1	6,527	—	6,528
Costs of common stock issuance under public equity offering	—	—	(473)	—	(473)
Shares issued under employee stock purchase plan	32,986	—	158	—	158
Exercise of stock options	500	—	2	—	2
Vested restricted stock units	41,950	—	(99)	—	(99)
Share-based compensation expense	—	—	6,557	—	6,557
Net loss	—	—	—	(55,783)	(55,783)
Balance at Balance at December 31, 2020	34,569,254	$35	$137,725	$(186,257)	$(48,497)

See accompanying notes to the consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(55,783)	$(66,246)
Adjustments to reconcile net loss to net cash (used for) operating activities:
Depreciation, amortization, and impairment	3,443	2,905
Share-based compensation	6,581	7,071
Amortization of debt issuance costs and discounts	2,587	1,929
Interest expense related to the sale of future revenue	1,938	—
Loss on the extinguishment of debt	—	4,896
All other non-cash expenses	188	359
Changes in operating assets and liabilities:
Trade receivables and other receivables, net	6,175	(6,815)
Inventories	398	2,582
Prepaid expenses and other assets	(7,953)	(1,366)
Accounts payable	(5,185)	(7,872)
Accrued expenses and other liabilities	2,980	746
Deferred revenue	(828)	1,601
Net cash used for operating activities	(45,459)	(60,210)
Cash flows from investing activities:
Capital expenditures	(517)	(663)
Net cash used for investing activities	(517)	(663)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrant exercises	6,215	39,317
Proceeds from sale of future revenue	50,000	—
Proceeds from issuance of debt	—	70,000
Debt repayment	(22,500)	(50,000)
Payments for financing costs	(2,909)	(3,946)
Premium paid to retire debt	(2,250)	(2,944)
Payments for taxes on share-based compensation	(99)	(2,827)
Net cash provided by financing activities	28,457	49,600
Net decrease in cash and cash equivalents	(17,519)	(11,273)
Cash and cash equivalents:
Beginning of period	49,326	60,599
End of period	$31,807	$49,326

Supplemental disclosures of cash flow information:
Cash payments for interest	$8,491	$7,340
Net increase (decrease) in capital expenditures included in accounts payable and accrued expenses:	(77)	104
Deferred financing costs charged to additional paid in capital	473	540
Warrants issued in connection with long-term debt	735	6,800
Debt issued in lieu of prepayment penalty	4,000	—

See accompanying notes to the consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

Note 1.	Company Overview and Equity Transactions

Company Overview

Aquestive Therapeutics, Inc. (“Aquestive” or “the Company”) is a pharmaceutical company focused on identifying, developing and commercializing differentiated products to address unmet medical needs and solve therapeutic problems. The Company has commercialized one internally-developed proprietary product to date, has a commercial proprietary product pipeline focused on the treatment of diseases of the central nervous system, or CNS, and other unmet needs, and is developing orally administered complex molecules as alternatives to more invasive therapies. The Company is pursuing its business objectives through both in-licensing and out licensing arrangements, as well as the commercialization of its own products. Production facilities are located in Portage, Indiana, and corporate headquarters, sales and commercialization operations and primary research laboratory facilities are based in Warren, New Jersey. The Company’s major customer and primary commercialization licensee has global operations headquartered in the United Kingdom with principal operations in the United States; other customers are principally located in the United States.

The Company is subject to risks common to companies in similar industries and stages of development, including, but not limited to, competition from larger companies, reliance on revenue from a limited number of products and customers, adequacy of existing and availability of additional operating and growth capital as and when required, uncertainty of regulatory approval for marketing its product candidates, reliance on a single manufacturing site, new technological innovations, dependence on key personnel, reliance on third-party service providers and sole source suppliers, dependence on patent-protected proprietary technology, ongoing  government regulatory compliance requirements, dependence on the clinical and commercial success of its drug candidates, uncertainty of regulatory approval of its drug candidates, and uncertainty of broad adoption of its approved products, if any, by physicians and consumers. Aquestive is also subject to risks and uncertainties related to COVID-19 pandemic.

Equity Transactions

On September 11, 2019, the Company entered into an equity distribution agreement to offer shares of our common stock from time to time in an “at-the-market” offering.  We may offer and sell shares of common stock for an aggregate offering price of up to $25,000.  Beginning on November 20, 2020 through the year ended December 31, 2020, The Company sold 930,993 shares which provided net proceeds of approximately $6,055 after deducting commissions and other transaction costs of $473.  No shares were sold pursuant to this “at-the-market” offering during 2019.

On December 17, 2019, the Company received net proceeds of $37,835 after deducting underwriting discounts of $2,415 for the sale of 8,050,000 shares of common stock in a public offering. Professional fees and other costs of this offering totaled $540, in addition to the underwriting discounts.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2020 and 2019, cash and cash equivalents consisted of cash in bank accounts and money market funds.

Concentration of Credit Risk

Cash and cash equivalents are maintained are held by federally insured financial institutions that management believes are of high credit quality. The Company has not experienced any losses in such accounts and such amounts may exceed federally-insured limits.

Indivior, Sunovion, and three of the largest regional wholesalers represent our most significant customers and details on these relationships are outlined in Note 5.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables. The Company’s credit terms generally range from 30 to 60 days, depending on the customer and type of invoice. We perform a regular review of our customers’ credit risk and payment histories, including payments made subsequent to year-end.

The Company evaluates the collectability of accounts receivable based on a combination of factors. In situations where changing circumstances indicate that a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts is recorded against amounts due in order to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowances for doubtful accounts is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded to selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts, associated with recoverability of accounts receivable, was $40 and $124 as of December 31, 2020 and 2019, respectively.

Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. The Company regularly reviews its inventories for impairment and reserves are established when necessary.

At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence and shelf life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand, the risk of competitive obsolescence for products, general market conditions, and a review of the shelf life expiration dates for products. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products, or use them in production, prior to their expiration, the Company records allowances to adjust the carrying value to estimated net realizable value as necessary. The Company expenses inventory related to our research and development activities when we purchase or manufacture it. Before the regulatory approval of our product candidates, we recognize research and development expense for the manufacture of drug products that could potentially be available to support the commercial launch of our drug candidates, if approved.

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

Leases

Determination if an arrangement is a lease is made at inception.  An arrangement is determined to contain a lease if the contract conveys the right to control the use of an identified property and equipment for a period of time in exchange for consideration.  If we can benefit from the various underlying assets of a lease on their own or together with other resources that are readably available, or if the various underlying assets are neither highly dependent or highly interrelated with underlying assets in the arrangements, they are considered to be a separate lease component.  In the event multiple underlying assets are identified, the lease consideration is allocated to the various components based on each on the component’s relative fair value.

Operating lease assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease arrangement.  Operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  As most of our leases do not provide an implicit rate, in determining the operating lease liability, we use an estimate of our incremental borrowing rate. The calculation of the operating lease assets includes any lease payments made and excludes any lease incentives.  Our lease terms may include options to extend or terminate the lease and are included when it is reasonably certain that we will exercise the option.

We record operating lease assets and lease liabilities in our consolidated balance sheets.  Lease expenses for lease payments is recognized on a straight-line bases over the lease term.  Short-term leases, or leases that have a lease term of 12 months or less at consummation date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease.  We have not entered into any material short-term lease or financing leases as of December 31, 2020.

Liability Related to the Sale of Future Revenue

The Company treats the liability related to the sale of future revenue as debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to the sale of future revenue and the related interest expense are based on our current estimates of future royalties expected to be paid over the life of the arrangement.  The Company will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external resources.  To the extent our future estimates of royalty payments are greater or less than previous estimates or the interest timing of such payments is materially different than its previous estimates, the Company will prospectively recognize related interest expense.  Royalty revenue related to the sale of future revenue is reflected as royalty revenue, and amortization of debt is reflected as interest expense related to the sale of future revenue in the Consolidated Statement of Operations and Comprehensive Loss. For further discussion of the sale of the future revenue, refer to Note 14, Sale of Future Revenue.

Revenue Recognition

The Company’s revenues include (i) sales of manufactured products pursuant to contracts with commercialization licensees, (ii) sales of its proprietary clobazam-based Sympazan oral film product used as a treatment for LGS-related seizures, (iii) license and royalty revenues and (iv) co-development and research fees generally in the form of milestone payments. See Note 5 for further details. Having adopted ASC 606, Revenue from Contracts with Customers, effective on January 1, 2019 and applying the modified retrospective method which resulted in an adjustment totaling $2,832 to the Company’s accumulated deficit, the Company recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, a five-step model is applied that includes (1) identifying the contract with a customer, (2) identifying the performance obligation in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing when, or as, an entity satisfies a performance obligation.

Manufacture and supply revenue – this revenue is derived from products manufactured exclusively for specific customers according to their strictly-defined specifications, subject only to specified quality control inspections.  Accordingly, at the point in time when quality control requirements are satisfied, revenue net of related discounts is recorded.

Proprietary product sales, net – this net revenue is recognized when product is shipped and title passes to the customer, typically at time of delivery. At the time of sale, estimates for various revenue allowances are recorded based on historical trends and judgmental estimates. For sales of Sympazan, returns allowances and prompt pay discounts are estimated based on contract terms and historical return rates, if available, and these estimates are recorded as a reduction of receivables. Similarly determined estimates are recorded relating to wholesaler service fees, co-pay support redemptions, Medicare, Medicaid and other rebates, and these estimates are reflected as a component of accrued liabilities. Once all related variable considerations are resolved and uncertainties as to collectable amounts are eliminated, estimates are adjusted to actual allowance amounts.  Provisions for these estimated amounts are reviewed and adjusted on no less than a quarterly basis.

License and Royalty Revenue –  license revenues are determined based on an assessment of whether the license is distinct from any other performance obligations that may be included in the underlying licensing arrangement. If the customer is able to benefit from the license without provision of any other performance obligations by the Company and the license is thereby viewed as a distinct or functional license, the Company then determines whether the customer has acquired a right to use the license or a right to access the license. For functional licenses that do not require further development or other ongoing activities by the Company, the customer is viewed as acquiring the right to use the license as, and when, transferred and revenues are generally recorded at a point in time, subject to contingencies or constraints. For symbolic licenses providing substantial value only in conjunction with other performance obligations to be provided by the Company, revenues are generally recorded over the term of the license agreement. Such other obligations provided by the Company generally include manufactured products, additional development services or other deliverables that are contracted to be provided during the license term. Payments received in excess of amounts ratably or otherwise earned are deferred and recognized over the term of the license or as contingencies or other performance obligations are met.

Royalty revenue is estimated and recognized when sales under supply agreements with commercial licensees are recorded, absent any contractual constraints or collectability uncertainties. Royalties based on sales of Suboxone and Zuplenz have been recorded in this manner.
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

Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears.  Accordingly, some, or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements.  In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Consolidated Balance Sheet.

Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service.  In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified.  In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Consolidated Balance Sheet.  As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings.

Research and Development

Research and development, or R&D, expenses are recorded in accordance ASC 730 Research and Development and are expensed as incurred.  R&D expenses include R&D activities, services of external contract research organizations, or CROs,  costs of their clinical research sites, scale-up and validation costs, and other activities.  Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses.  CRO activities include preclinical laboratory experiments and clinical studies.  Other activity expenses include regulatory consulting and other costs.  The activities undertaken by a regulatory consultants that were classified as R&D expense include assisting, communicating with, and advise our in-house staff with respect to various FDA submission processes, clinical trial processes and scientific writing matters, including preparing protocols and FDA submissions.  These consulting expenses were direct costs associated with preparing, receiving and understanding work for our clinical trials and investigative drugs.  The Company charges internal R&D activities and other activity expenses to operation as incurred. Payments made to CROs based on agreed-upon terms, which may include payments in advance of a study start date.  The Company expenses non-refundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when goods or services have been received rather than when payment was made.  The Company reviews and accrues CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion state of study as provided by CRO’s.  Estimated CRO costs subject to revisions  as such studies progress to completion.  The Company charges revisions to expense in the period when the facts that give rise to the revision become known.

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

The Company’s stock-based compensation includes grants of stock options and restricted stock units (RSUs) to employees, consultants and non-employee directors. Beginning in 2019, the Company also offered employees an opportunity to participate in an employee stock purchase plan. Expenses arising from these grants are recorded in the accompanying financial statements based on their grant date fair values as ratably earned during their respective vesting periods. The Company’s estimates of the fair value of options at their grant dates is based on the Black-Scholes option valuation model and considers various variables and assumptions, including:

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that may result from transactions and economic events other than those with stockholders, such as unrealized gains or losses on investments. For the periods ending on December 31, 2020 and 2019, the Company’s comprehensive loss included only its net loss.

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

The Company granted warrants to certain Note Holders in connection with its debt repayment and debt refinancing during 2020 and 2019, respectively. Those warrants were valued based on Level 3 inputs and their  fair value was based primarily on an independent third-party appraisal prepared as of the grant  date consistent with generally-accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. See Note 13 Warrants for further information on these warrants.

    The Company’s 12.5% Senior Secured Notes contain a repurchase offer or put option which gives holders of the option the right, but not the obligation, to receive a specified amount of future royalties up to a capped amount. This put option was valued based on Level 3 inputs and its fair value was based primarily on an independent third-party appraisal consistent with generally-accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants Accounting and Valuation Guide. See Note 12 12.5% Senior Notes and Loans Payable for further discussion.

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

Recently Adopted Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), and issued amendments in July 2018 provided by ASU 2018-10.  This ASU, as amended, requires lessees to recognize lease assets, termed “right-of-use assets” and related liabilities on the balance sheet that had previously been classified as operating leases under prior authoritative guidance.  For income statement purposes, leases are now required to be classified as either operating or financing leases under a dual model similar to that specified by ASC 840.  Operating leases continue to result in straight-line expense while financing leases result in a front-loaded expense pattern in a manner similar to recognition of capital lease expenses under ASC 840.

The Company adopted and applied ASU 2016-02 on January 1, 2020 using the modified retrospective transition provisions of ASC 842 to leases in effect as of that date of adoption and recorded right-of-use assets totaling $4,048 and lease liabilities as adjusted for accrued lease payments, in the amount $4,224 based on an estimated incremental borrowing rate of 16.9%, representing the present value of remaining minimum lease payments.  The assets and liabilities thus recorded were primarily those related to the Company’s leased plant, laboratory and corporate administrative facilities.  The Company elected to apply the ASU-specified practical expedients and accordingly did not re-assess (i) whether its contracts contained a lease under the new definition of a lease, (ii) the classification of those leases, and (iii) initial direct costs of existing leases.  In addition, the Company elected not to apply the hindsight expedient in the assessment of lease renewals and resultant term of leases.  The Company also elected not to recognize a right-of-use asset and lease liability for those leases with a remaining lease term of 12 months or less.  The adoption of ASU 2016-02 did not require a cumulative-effect adjustment to the opening balance of the accumulated deficit at the time of adoption.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts from Cash Payments, providing guidance on the classification of certain cash receipts and payments in the statement of cash flows intended to reduce diversity in practice, including cash flows related to debt prepayment or extinguishment costs and contingent consideration that may be paid following a business combination.  The Company adopted this new guidance on January 1, 2020 without material impact on it consolidated financial position or result of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework.  The purpose of the update is to improve the effectiveness of the fair value measurement disclosures that allows for clear communication of information that is most important in the users of financial statements.  There were certain required disclosures that have been removed or modified.  In addition, the update added the following disclosure:  (i) changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  The Company adopted this new guidance on January 1, 2020 without material impact on its consolidated financial position or results of operations.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer for a promised good or service that is distinct within the collaborative arrangement.  The guidance also precludes entities from presenting amounts related to transactions with a collaborative arrangement participant that is not a customer as revenue, unless these transactions are directly related to third-party sales.  The Company adopted this new guidance on January 1, 2020 without material impact on its consolidated financial position or results of operations.

Recent Accounting Pronouncements Not Adopted as of December 31, 2020:

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40):  Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.  This Accounting Standards Update was issued to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity.  Among other provisions, the amendments in this ASU significantly change the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity such that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants, will require liability treatment.  More specifically, the ASU reduces the number of models that may be used to account for convertible instruments from five to three, amends diluted EPS calculations for convertible instruments, modifies the requirements for a contact that may be settled in an entity’s own shares to be classified in equity and requires expanded disclosures intended to increase transparency. These amendments will be effective for the Company beginning January 1, 2024, with early adoption of the amendments permitted. The Company is currently evaluating the impact from the adoption of ASU 2020-06 on its consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

Note 4.	Risks and Uncertainties

The Company’s cash requirements for 2021 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of our products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of December 31, 2020, we had $31,807 of cash and cash equivalents.

As of December 31, 2020, Aquestive has experienced a history of net losses and the Company’s accumulated deficits totaled $186,257 which have been partially funded by gross margins from sales of commercialized licensed and proprietary products,  license fees, milestone and royalty payments from our commercial licensees and co-development parties, and with the balance of the related funding requirements met by the Company’s equity and debt offerings, including the Senior Secured Notes due 2025 (the “12.5% Notes”). In 2019, the Company raised funding totaling $52,226, consisting of net proceeds of $13,110 from the refinancing of debt in July 2019, $37,295 from the public offering of 8,050,000 common shares in December 2019, and $1,821 from the exercise of warrants in connection with the debt financing.

On November 3, 2020, we entered into a Purchase and Sale Agreement (the “Monetization Agreement”) with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management (“Marathon”).  Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®. KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. Food and Drug Administration (FDA) on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through December 31, 2020 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000.

With the upfront proceeds of the monetization, we repaid $22,500 of the 12.5% Notes, and issued $4,000 of new 12.5% Notes in lieu of paying a prepayment premium on the early repayment of the 12.5% Notes, reducing the aggregate principal balance of 12.5% Notes outstanding to $51,500.  In addition, the holders of the 12.5% Notes agreed to extend to December 31, 2021 our ability to access, at our option, and additional $30,000 of 12.5% Notes re-openers under the Indenture. The first $10,000 senior notes re-opener represents a commitment of such amount by current holders of 12.5% Notes, at our option, contingent upon FDA approval of our product candidate Libervant.  A second $20,000 senior notes re-opener represents a right, at our option, to market to current holders of our 12.5% Notes, and/or other lenders, additional senior notes up to such amount, contingent upon FDA approval of Libervant for U.S. market access.  If and to the extent that we access these re-openers, we will grant warrants to purchase up to 714,000 shares of common stock, with the strike price calculated based on the 30-day volume weighted average closing price of our common stock at the warrant grant date.  In addition, as of the closing of this transaction, we issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of our common stock.

The Company began utilizing its “At-The-Market” (ATM) facility in November 2020 which has generated net cash of approximately $6,055 as of December 31, 2020. This facility has approximately $18,472 available at December 31, 2020. For further discussion see Note 22 Subsequent Events (B) Continued Utilization of the “At-The-Market” Facility.

The characteristics described above provide indications that the Company’s ability to execute its near-term business objectives and achieve profitability over the longer term cannot be assured.  Further, management views the impact of COVID-19 on the economy, its industry, its customers and suppliers and its own operations as constantly evolving, the future effects of which continue to be highly uncertain and unpredictable.  Due to current or future interruptions and possible disruptions in health services, operations of the United States Food and Drug Administration (“FDA”), freight and other transportation services, supply, manufacturing, workforce health, availability of acceptable capital, financial and asset monetization markets, and availability of essential human and business requirements, and unforeseeable financial difficulties of the Company’s customers or vendors, the severity, rapidity of the spread, and duration of the COVID-19 pandemic may be expected to negatively affect a great number of businesses across the various industries, including Aquestive.  The Company may experience financial and operational adversity in such areas as preclinical, clinical trials, regulatory review and approval of various product candidates, customer demand for products and services, customers’, ability to pay for goods and services, supply of pharmaceutical ingredients and other raw materials from approved vendors, ongoing availability of an appropriate labor force and skilled professionals, and additional capital, financial or monetization markets.

Subject to and absent any material adverse effect of these and other possible COVID-19 effects, the Company expects that its anticipated revenues from licensed and proprietary products, cash on hand, expense management initiatives,  milestone payments under the Monetization Agreement, and access to equity markets, including its ATM facility and shelf registration statement would be adequate to meet expected operating needs as the Company continues to execute its business strategy, and access to appropriate financial markets for debt or equity financings, or a combination of these potential sources of funds, although management can provide no assurance that any of these sources of funding, either individually or in combination, will be available on reasonable terms, if at all. In addition, the Company may be required to utilize available financial resources sooner than expected.  Management has based its expectation on assumptions that could change or prove to be inaccurate, either due to the impact of COVID-19 or to unrelated factors including factors arising in the capital markets, asset monetization markets, regulatory approval process, regulatory oversight and other factors.

Note 5.	Revenues and Trade Receivables, Net

The Company’s revenue was comprised of the following:

	Year Ended December 31,
	2020	2019
Manufacture and supply revenue	$24,881	$38,739
License and royalty revenue	14,055	6,959
Co-development and research fees	1,264	4,042
Proprietary product sales, net	5,649	2,869
Revenues	$45,849	$52,609

Disaggregation of Revenue

The following table provides disaggregated net revenue by geographic area:

	Year Ended December 31,
	2020	2019
United States	$40,956	$48,293
Ex-United States	4,893	4,316
Revenues	$45,849	$52,609

Ex-United States revenues are derived primarily from Indivior for product manufactured for markets outside of the United States.

Accounts receivable, net consist of the following:

	December 31,
	2020	2019
Accounts receivable	$4,330	$9,094
Contract and other receivables	3,081	4,363
Less: allowance for bad debt	(40)	(124)
Less: sales-related allowances	(416)	(203)
Trade and other receivables, net	$6,955	$13,130

Other receivables totaled $3,081 and $4,363 as of December 31, 2020 and 2019, respectively, consisting primarily of contract assets and reimbursable costs incurred on behalf of customers. Contract assets consist of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services. Sales-related  allowances for both periods presented are estimated in relation to revenues recognized for sales of Sympazan.

The following table presents the changes in the allowance for bad debt:

	December 31,
	2020	2019
Allowance for doubtful accounts at beginning of year	$124	$58
Additions charged to bad debt expense	198	66
Write-downs charged against the allowance	(282)	—
Allowance for doubtful accounts at end of year	$40	$124

The following table presents the changes in sales-related allowances:

	December 31,
	2020	2019
Balance at December 31, 2019	$203	$104
Provision related to sales in 2020	731	244
Credits and payments	(518)	(145)
Balance at December 31, 2020	$416	$203

Concentration of Major Customers

Customers are considered major customers net revenue exceed 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the year ended December 31, 2020, two customers exceeded the 10% threshold for revenue which were Indivior, Inc. (“Indivior”) and Sunovion Pharmaceuticals Inc. (“Sunovion”) that represented  57%  and 26%, respectively.  As of December 31, 2020, four customers exceeded the 10% threshold for outstanding receivables which were Indivior, AmerisourceBergen, Sunovion, and Cardinal represented 53%, 14%, 13%, and 10%, respectively. Revenues provided by Indivior represented approximately 86% for the year ended December 31, 2019 and outstanding accounts receivable due from Indivior was approximately 80%.

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

License Agreement with Sunovion Pharmaceuticals, Inc.

On April 1, 2016, the Company entered into a license agreement with Cynapsus Therapeutics Inc. (which was later succeeded to in interest by Sunovion Pharmaceuticals, Inc.), referred to as the Sunovion License Agreement, pursuant to which Sunovion obtained an exclusive, worldwide license (with the right to sub-license) to certain intellectual property, including existing and future patents and patent applications, covering all oral films containing apomorphine for the treatment of off episodes in Parkinson’s disease patients.  Sunovion used this intellectual property to develop its apomorphine product KYNMOBI®, which was approved by the FDA on May 21, 2020.  This approval triggered Sunovion’s obligation to remit a payment of $4,000 (the “FDA Approval Milestone Payment”) due on the earlier of: (a) the first day of product availability at a pharmacy in the United States; or (b) with six months of the FDA approval.  This amount was received as of September 30, 2020 and is included in License and royalty revenues for the twelve months ended December 31, 2020.

In consideration of the rights granted to Sunovion under the Sunovion License Agreement, the Company received aggregate payments totaling $22,000 to date. In addition to the upfront payment of $5,000, the Company has also earned an aggregate of $17,000 in connection with specified regulatory and development milestones in the United States and Europe (the “Initial Milestone Payments”), all of which of which has been received to date. With the Monetization Agreement, we are no longer entitled to receive certain contingent one-time milestone payments of $23,000 related to product availability and regulatory approval in Europe, certain one-time milestone payments based on the achievement of specific annual net sales thresholds of KYNMOBI®, and ongoing mid-single digit percentage royalty payments related to the net sales of KYNMOBI® (subject to reduction to low-single digit percentage royalty payments in certain circumstances), subject to certain minimum payments. There are minimum annual guaranteed royalty payments under the contract and during the second quarter of  2020, the Company recorded minimum royalty revenue of $8,000 for minimum royalties, reflected in License and royalty revenues for the twelve months ended December 31, 2020.

Effective March 16, 2020, the Company entered into a first amendment (the “First Amendment”) to the Sunovion License Agreement.  The Amendment was entered into for the primary purpose of amending the Sunovion License Agreement as follows: (i) including the United Kingdom and any other country currently in the European Union (EU) which later withdraws as a member country in the EU for purpose of determining the satisfaction of the condition triggering the obligation to pay the third milestone due under the Sunovion License Agreement, (ii) extending the date after which Sunovion has the right to terminate the Sunovion License Agreement for convenience form December 31 2024 to March 31, 2028, (iii) modifying the effective inception date of the first  minimum annual royalty due from Sunovion to the Company form January 1, 2020 to April 1, 2020, and (iv) modifying the termination provision to reflect the Company’s waiver of the right to terminate the Sunovion License Agreement in the event that KYNMOBI® was not commercialized by January 1, 2020.  This Sunovion License Agreement will continue until terminated by Sunovion in accordance with the termination provisions of the Amendment to the Sunovion License Agreement. The Sunovion License Agreement continues (on a country-by-country basis) until the expiration of all applicable licensed patents. Upon termination of the Sonovion License Agreement, all rights to intellectual property granted to Sunovion to develop and commercialize apomorphine-based products will revert to the Company.

On October 23, 2020, the Company amended the Sunovion License Agreement to clarify the parties’ agreement with respect to certain provisions in the License Agreement, specifically the date after which Sunovion has the right to terminate the License Agreement and the License Agreement and the rights and obligations of the parties regarding the prosecution and maintenance of the Company’s patents covered under the License Agreement.

Purchase and Sale Agreement with an affiliate of Marathon Asset Management (“Marathon”)

On November 3, 2020, we entered into a Purchase and Sale Agreement (the “Monetization Agreement”) with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management (“Marathon”).  Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®. KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. Food and Drug Administration (FDA) on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through December 31, 2020 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. See Note 14 Sale of Future Revenue for further details on the accounting for the Monetization Agreement.

Agreement to Terminate CLA with KemPharm

In March 2012, the Company entered into an agreement with KemPharm, Inc. (“KemPharm”), to terminate a Collaboration and License Agreement entered into by the Company and KemPharm in April 2011. Under this termination arrangement, the Company has the right to participate in any and all value that KemPharm may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving KemPharm and collaborations, royalty arrangements, or other transactions from which KemPharm may realize value from these compounds. During September 2019, the Company received $1,000 from its 10% share of milestone payments paid to KemPharm, under its licensing of KP-415 and KP-484 to a third party.  The Company has also received payment of $500 under this arrangement during June 2020, which is included in in License and royalty revenues for the twelve-months period ended December 31, 2020, in connection with the FDA’s acceptance of a New Drug Application (“NDA”) filing for KP-415.  On March 2, 2021, KemPharm announced FDA approval of KP 415 (AZTARYSTM) a new once-daily treatment for ADHD.  The Company’s share of the milestone payments associated with KP 415 approval and the achievement of certain targeted labeling goals may reach $4,800.

Note 7.	Inventory

Inventory consists of the following:

	December 31,
	2020	2019
Raw material	$789	$1,244
Packaging material	1,128	1,096
Finished goods	544	519
Total inventory	$2,461	$2,859

Note 8.	Property and Equipment, Net

		December 31,
	Useful Lives	2020	2019
Machinery	3-15 years	$21,333	$21,088
Furniture and fixtures	3-15 years	1,209	1,150
Leasehold improvements	(a)	21,333	21,333
Computer, network equipment and software	3-7 years	2,999	2,787
Construction in progress		877	1,412
		47,751	47,770
Less: accumulated depreciation and amortization		(40,878)	(38,044)
Total property and equipment, net		$6,873	$9,726

(a)	Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

Total depreciation and amortization related to property and equipment were $3,392 and $2,854 for the years ended December 31, 2020 and 2019, respectively.

Note 9.	Right-of-Use Assets and Lease Obligations

The Company leases all realty used as its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. The Company identifies a contract that contains a lease as one which conveys a right, either explicitly or implicitly, to control the use of an identified asset in exchange for consideration.  None of these three leases include the characteristics specified in ASC 842, Leases, that require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases provide remaining terms between 2.25 years and 5.75 years, including renewal options expected to be exercised to extend the lease periods.

The Company does not recognize a right-to use asses and lease liability for short-term leases, which have terms of 12 months or less, on its consolidated balance sheet.  For longer-term lease arrangements that are recognized on the Company’s consolidated balance sheet, the right-of-use asset and lease liability is initially measured at the commencement date based upon the present value of the lease payments due under the lease.  These payments represent the combination of the fixed lease and fixed non-lease components that are due under the arrangement.  The costs of associated with the Company’s short-term leases, as well as variable costs relating to the Company’s lease arrangements, are not material to the consolidated financial results.

The implicit interest rates of the Company’s lease arrangements are generally not readily determinable and as such, the Company applies an incremental borrowing rate, which is established based upon the information available at the lease commencement date, to determine the present value of lease payments due under an arrangement.  Measurement of the operating lease liability reflects an estimated discount rate of 16.9% applied to minimum lease payments, including expected renewals, based on the incremental borrowing rate experienced in the Company’s latest collateralized debt refinancing.

Right-of-use assets recorded upon adoption of ASC 842 totaled $4,048. The Company’s lease costs recorded in manufacture and supply, research and development and selling, general and administrative expenses in its consolidated statements of income for the year-end December 31, 2020 was $1,671 including variable lease expenses such as common area maintenance and operating costs of $379 under the new lease accounting standard. Rental expense for all operating leases amounted to $1,613 in 2019. Cash payments arising from the Company’s lease arrangements are reflected on its consolidated statement of cash flows as outflows for operating activities.

The Company’s payments due under its operating leases are as follow:

Amount
2021	$1,287
2022	1,295
2023	944
2024	565
2025	565
2026	424
Total lease payments	5,080
Less: imputed interest	(1,506)
Total operating lease liabilities	$3,574

The following schedule presents future minimum lease payments under operating leases as of December 31, 2019, including those derived from renewal options that are deemed noncancelable under FASB ASC Section 840-10-35, Leases - Subsequent Measurement:

Amount
2020	$1,274
2021	1,287
2022	1,153
2023	380
Thereafter	—
Total	$4,094

Note 10.	Intangible Assets, Net and Other non-current assets

The following table provides the components of identifiable intangible assets, all of which are finite lived and other non-current assets:

	December 31,
	2020	2019
Purchase technology-based intangible	$2,358	$2,358
Purchased patent	509	509
	2,867	2,867
Less: accumulated amortization	(2,765)	(2,714)
Intangible assets, net	102	153

Royalty receivable	7,000	—
Other	836	286
Total other non-current assets	$7,836	$286

Amortization expense was $51 and $50 for each of the years ended December 31, 2020 and 2019, respectively. During the remaining life of the purchased patent, estimated annual amortization expense is $51 for each of the years from 2021 to 2022.

During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the $1,000 annual minimum guaranteed royalty that is due in each of the next eight years. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860 Transfer and Servicing to determine whether the existing receivable was to transferred to Marathon and concluded it was not transferred. Royalty receivable consists of seven annual minimum payments due from Sunovion, the last of which is due in March 2028. The current portion of the royalty receivable is included in Trade and other receivables, net. See Note 14 Sale of Future Revenue for further details on how this receivable relates to the Monetization transaction.

Note 11.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2020	2019
Accrued compensation	$6,330	$3,758
Real estate and personal property taxes	316	300
Accrued distribution expenses	1,722	1,174
Other	201	243
Total accrued expenses	$8,569	$5,475

Note 12.	12.5% Senior Secured Notes and Loans Payable

12.5% Senior Secured Notes - First Supplemental Indenture

On November 3, 2020, the Company entered into the First Supplemental Indenture (the “Supplemental Indenture”) by and among the Company and U.S. Bank National Association, as Trustee (the “Trustee”) and Collateral Agent thereunder to the Indenture, dated as of July 15, 2019 (the “Base Indenture” and, as supplemented by the Supplemental Indenture, the “Indenture”), by and between the Company and the Trustee.  Under the Supplemental Indenture, the Company repaid $22,500 of its $70,000 outstanding 12.5% Notes  from the $40,000 upfront proceeds received from its Monetization of Future Revenue Stream associated with Sunovion’s KYNMOBI® (apomorphine) product.  Further, the Company entered into an additional Purchase Agreement with its lenders whereby the Company issued in aggregate $4,000 of additional 12.5% senior notes (the “2020 Additional Notes”) in lieu of paying a prepayment premium to two lenders on the early repayment of the 12.5% Notes discussed above.  The result of these two transactions reduced the net balance of the Company’s 12.5% Senior Notes outstanding in the aggregate to $51,500 at December 31, 2020. The $4,000 principal issuance is to be repaid proportionally over the same maturities as the remaining outstanding Initial Notes. The Company also paid to one its lenders a $2,250 premium as result of the early retirement of debt.

The Company accounted for the $22,500 debt repayment as a debt modification. The fees paid to lenders inclusive of (i) $2,250 early premium prepayment and (ii) $4,000 issuance of additional debt in lieu of paying a prepayment penalty have been recorded as additional debt discount, amortized over the remaining life of the Notes using the effective interest method. Loan origination costs of $220 associated with the new debt of  were expensed as incurred. Existing deferred discounts and loan origination fees are amortized as an adjustment of interest expense over the remaining term of modified debt using the effective interest method.

The Amendment contains a provision whereby as the Company receives any cash proceeds from the Permitted Apomorphine Monetization (the Monetization Proceeds), each Noteholder has the right to require the Company to repay all or any part of such Noteholder’s outstanding 12.5% Notes at a repurchase price in cash equal to 112.5% of the principle amount, plus accrued and unpaid interest.  This repurchase offer is capped at 30% of the cash proceeds received by the Company as the contingent  milestones are attained, if any, up through June 30, 2025. This repurchase offer or put option gives holders of the option the right, but not the obligation, to receive a specified amount of the future royalties up to the capped amount. A valuation study was performed by an independent third party appraiser. Based on the valuation study, the put option was valued at $535, of which $115 has been recorded in Accrued expenses and $420 has been recorded in Other non-current liabilities. The embedded put option is deemed to be a derivative under ASC 815 Derivatives and Hedging, which requires the recording of the embedded put option at fair value and subject to remeasurement at each reporting period.

In addition, the holders of the 12.5% Notes have extended to December 31, 2021 from March 31, 2021, the Company’s ability to access, at the Company’s option, $30,000 of senior notes re-openers under the Indenture. The first $10,000 senior notes re-opener represents a commitment of such amount by current holders of 12.5% Notes, at the option of the Company, contingent upon FDA approval of the Company’s product candidate Libervant (diazepam) Bucca Film for the management of seizure clusters. A second $20,000 senior notes re-opener represents a right, at the Company’s option, to market to current holders of the Company’s 12.5% Notes, and/or other lenders, additional senior notes up to such amount, contingent upon FDA approval of Libervant for U.S. market access.

The 12.5% Notes provide a stated fixed rate of 12.5%, payable quarterly in arrears, with the initial quarterly principal repayment of the Initial Notes due on September 30, 2021 and the final quarterly payment due at maturity on June 30, 2025.  The Company has recorded $2,575 as Loan Payable, Current to reflect this obligation in its Consolidated Balance Sheet. Principal payments are scheduled to increase annually from 10% of the face amount of the debt then outstanding during the first four quarters to 40% of the initial loan principal during the final four quarters.

A debt maturity table is presented below:

2021	$2,575
2022	7,725
2023	12,875
2024	18,025
2025	10,300
Total	$51,500

The Company may elect, at its option, to prepay the 12.5% Notes at any time at premiums that range from 101.56% of outstanding principal if prepayment occurs on or after the fifth anniversary of the issue date of the Initial Notes to 112.50% if payment occurs during the third year after the issuance of the Notes. In the event that redemption occurs within the two years after the issuance of the 12.5% Notes, a make-whole fee is required, based on the present value of remaining interest payments using an agreed-upon discount rate linked to the then-current U.S. Treasury rate. The Indenture also includes change of control provisions under which the Company may be required to repurchase the 12.5% Notes at 101% of the remaining principal plus accrued interest at the election of the Lenders.

The Company capitalizes legal and other third-party costs incurred in connection with obtaining debt as deferred debt issuance costs and applies the unamortized portion as a reduction of the outstanding face amount of the related loan in accordance with ASU 2015-3, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. Similarly, the Company amortizes debt discounts, such as those represented by warrants issued to its lenders, and offsets those as a direct reduction of its outstanding debt. Amortization expense arising from deferred debt issuance costs and debt discounts related to the 12.5% Notes and the Perceptive loan for the years ended December 31, 2020 and 2019 were $2,587 and $1,929, respectively. Unamortized deferred debt issuance costs and deferred debt discounts totaled $14,596 and $9,662 as of December 31, 2020 and 2019, respectively.

Collateral for the loan under the 12.5% Notes consists of a first priority lien on substantially all property and assets, including intellectual property, of the Company. This secured obligation provides payment rights that are senior to all existing and future subordinated indebtedness of the Company and provides Lenders with perfected security interests in substantially all of the Company’s assets.

12.5% Senior Secured Notes

On July 15, 2019, the Company completed the private placement of up to $100,000 aggregate principal of its 12.5% Senior Secured Notes due 2025 (the “Notes”) and issued warrants for 2,000,000 shares of common stock (the “Warrants”), $0.001 per value per share, through its structuring agent, Morgan Stanley & Co., LLC, and entered into a purchase agreement and related indenture (the “Purchase Agreement” or “Indenture”) governing these Notes. The Company simultaneously entered into related agreements including a Collateral Agreement with U.S. Bank National Association, as trustee and collateral agent, and a Lien Subordination and Intercreditor Agreement for the benefit of Madryn Health Partners, other institutional noteholders (the “Noteholders”) and U.S. Bank National Association in dual roles providing terms governing an asset-based loan facility.

Upon closing of the Indenture for the 12.5% Notes (“Indenture”), the Company issued $70,000 of the principal of the 12.5% Notes (the “Initial Notes”) along with the Warrants and rights of first offer (the “First Offer Rights”) to the lenders participating in this transaction for  Notes and Warrants (the “Lenders”).  Issuance of the Initial Notes and Warrants provided net proceeds of $66,082.

Proceeds from issuance of the Initial Notes and Warrants were used to fully repay the Company’s $56,340 outstanding indebtedness to Perceptive Credit Holdings, LP, (the “Perceptive Loan”) related early repayment fees and legal and other fees incurred in obtaining this loan and executing this Indenture.

Loans Payable - Perceptive

In August 2016, the Company entered into a Loan Agreement and Guaranty with Perceptive Credit Opportunities Fund, LP (“Perceptive”) under which the total available facility of $50,000` had been borrowed as of March 2017. At closing, Perceptive received a warrant to purchase senior common equity interests representing 4.5% of the fully diluted common units of the Company on an as converted basis, which was automatically exercised in full at the time of the IPO (see also Note 13). In July 2019, the Perceptive Loan was paid in full in connection with the completion of the sale of the Initial Notes and Warrants described above.  The early extinguishment of this debt resulted in a charge to 2019 earnings in the amount of $4,896, including an early retirement premium of $2,944 and the remaining balances of the unamortized loan discount and loan acquisition costs.

Note 13.	Warrants

Warrants Issued to 12.5% Senior Secured Noteholders

Warrants were issued in conjunction with the First Supplemental Indenture to Noteholders as part of the 2020 Additional Notes described above expire on June 30, 2025 and entitle the Lenders to purchase 143,000 shares of the Company’s common stock at $0.001 per share and include specified registration rights. Management estimated the fair value of the Warrants to be $735, assisted by the an independent third-party appraiser.

Warrants were issued in conjunction with the Initial Notes described above expire on June 30, 2025 and entitle the Lenders to purchase 2,000,000 shares of the Company’s common stock at $0.001 per share and include specified registration rights.  Management estimated the fair value of the Warrants to be $6,800, assisted by an independent third-party appraiser.

The fair value of  these respective Warrants is treated as a debt discount, amortizable over the term of the Warrants, with the unamortized loan portion applied to reduce the face amount of the loan in the Company’s balance sheet.  Additionally, since the Warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the Warrants, except in the case of a “cash change in control”, the fair value attributed to the Warrants is presented in additional-paid in capital in the accompanying Consolidated Balance Sheets.  There were no Warrants exercised by either the holders of the 2020 Additional Notes nor the Initial Noteholders during the year ended December 31, 2020.

Certain 12.5% Noteholders exercised warrants for the purchase of 428,571 shares of common stock, and proceeds totaling $1,821 were received on December 16, 2019.

Note 14.	Sale of Future Revenue

On November 3, 2020, we entered into a Purchase and Sale Agreement (the “Monetization Agreement”) with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management (“Marathon”).  Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®. KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. Food and Drug Administration (FDA) on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through December 31, 2020 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000.

We recorded the upfront proceeds of $40,000 and subsequent first milestone of $10,000, reduced by $2,909 of transaction costs, as a liability related to the sale of future revenue that will be amortized using the effective interest method over the life of the Monetization Agreement.  As future contingent payments are received, they will increase the balance of the liability related to the sale of future revenue. Although we sold all of our rights to receive royalties and milestones, as a result of our ongoing obligations related to the generation of these royalties, we will account for these royalties as revenue. Our ongoing obligations include the maintenance and defense of the intellectual property and to provide assistance to Marathon in executing a new license agreement for KYNMOBI® in the event Sunovion terminates the  Sunovion License Agreement in one or more jurisdictions of the licensed territory under the Sunovion License Agreement.

During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the $1,000 annual minimum guaranteed royalty that is due in each of the next eight years. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded that the receivable was not transferred.

As royalties are remitted to Marathon from Sunovion, the collection of the royalty receivable and balance of the liability related to the sale of future revenue will be effectively repaid over the life of the agreement.  In order to determine the amortization of the liability related to the sale of future revenue, we are required to estimate the total amount of future royalty and milestone payments to Marathon over the life of the Monetization Agreement and contingent milestone payments from Marathon to the Company.  The sum of future royalty payments less the $50,000 in proceeds received and future contingent payments will be recorded as interest expense over the life of the Monetization Agreement. At execution, the estimate of this total interest expense resulted in an effective annual interest rate of approximately 24.9%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the life of the Monetization Agreement.  The Company will periodically assess the estimated royalty and milestone payments to Marathon from Sunovion and contingent milestone payments from Marathon to the Company. To the extent the amount or timing of such payments is materially different from the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense.  There are a number of factors that could materially effect the amount and timing of royalty and milestone payments to Marathon from Sunovion, and correspondingly, the amount of interest expense recorded by the Company, most of which are not under our control.  Such factors include, but are not limited to, changing standards of care, the initiation of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in government health authority imposed restrictions on the use of products, significant changes in foreign exchange rates as the royalties remitted to Marathon are made in U.S. dollars (USD) while a portion of the underlying sales of KYNMOBI® will  be made in currencies other than USD, and other events or circumstances that are not currently foreseen.  Changes to any of these factors could result in increases or decreases to both royalty revenue and interest expense related to the sale of future revenue.

The following table shows the activity of the Royalty Obligation since the transaction inception through December 31, 2020:

Upfront proceeds from the sale of future revenue	$40,000
Contingent payment from the sale of future revenue	10,000
Issuance costs	(2,909)
Amortization of issuance costs	20
Royalties related to the sale of future revenue	(75)
Interest expense related to the sale of future revenue	1,938
Liability related to the sale of future revenue, net (includes current portion of $1,450)	$48,974

Note 15.	Other Non-Current Liabilities

The Company’s other non-current liabilities at December 31, 2020 of $1,945 consist of asset retirement obligations (“AROs”) of $1,525 and the fair value of the put option on the 12.5% Notes of $420.  At December 31, 2019, the balance consisted of asset retirement obligations.

AROs consists of estimated future spending related to removing certain leasehold improvements at its Portage, Indiana, laboratory, the Ameriplex production facility and the Warren, New Jersey, laboratory and returning all facilities to their original condition. Depreciation expense related to the ARO assets included in overall depreciation expense for the periods ended December 31, 2020 and 2019 were $24 and $24, respectively.

Below is a schedule of activity in the Company’s liability for AROs for the year ended December 31, 2020 and 2019.

Balance at December 31, 2018	$1,216
Additions	—
Accretion	144
Balance at December 31, 2019	1,360
Additions	—
Accretion	165
Balance at December 31, 2020	$1,525

Note 16.	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares.

As a result of the Company’s net loss incurred for the year ended December 31, 2020 and 2019, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations for this period.  Therefore, basic and diluted net loss per share were the same for all periods presented as reflected below.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Numerator:
Net loss	$(55,783)	$(66,246)
Denominator:
Weighted-average number of common shares – basic and diluted	33,651,127	25,356,098
Loss per common share – basic and diluted	$(1.66)	$(2.61)

As of December 31, 2020 and 2019, respectively, the Company’s potentially dilutive instruments included 3,258,192 and 2,231,092 options to purchase common shares and 13,491 and 73,839 unvested RSUs that were excluded from the computation of diluted weighted average shares outstanding because these securities had an antidilutive impact due to the losses reported. Similarly excluded as of December 31, 2020  and 2019 were potentially dilutive warrants for the purchase of 1,714,429 and 1,571,429 common shares, respectively.

Note 17.	Share-Based Compensation

The Company provides certain employees, non-employee directors and consultants with performance incentives under the Aquestive Therapeutics, Inc.  Equity Incentive Plan (the Plan), adopted by the Board of Directors on June 15, 2018. Under this Plan, the Company may grant restricted stock units, stock options, or other stock-based awards in order to align the long-term financial interests of selected participants with those of its stockholders, strengthen the commitment of such persons to the Company, and attract and retain competent and dedicated persons whose efforts will enhance long-term growth, profitability and share value.

Restricted stock units and options that have been awarded are subject to graded vesting over a service period, which is typically three years. Compensation cost is recognized for these awards on a pro-rata basis over the requisite service period for each award granted.

At December 31, 2020, there were approximately 0.7 million shares available for grant.

The Company recognized share-based compensation in its Consolidated Statements of Operations during the periods presented as follows:

Expense classification:	Year Ended December 31, 2020	Year Ended December 31, 2019
Manufacture and supply	$275	$231
Research and development	729	720
Selling, general and administrative	5,577	6,120
Total share-based compensation expenses	$6,581	$7,071
Share-based compensation from:
Restricted Stock Units (A)	806	1,863
Stock Options (B)	5,751	5,173
Employee Stock Purchase Plan (C)	24	35
Total share-based compensation expenses	$6,581	$7,071

(A)	Restricted Stock Units

The following table summarizes the Company’s awards of restricted stock units for the year ended December 31, 2019 and 2020:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Unvested, December 31, 2018	205	$14.77
Granted	—	—
Forfeited	(6)	—
Vested	(125)	14.94
Unvested, December 31, 2019	74	$14.64
Granted	4	7.54
Forfeited	—	—
Vested	(64)	14.88
Unvested, December 31, 2020	14	$11.38

 The total grant date fair market value of shares vested in 2020 and 2019 was $958 and $1,863, respectively.

As of December 31, 2020, there was approximately $122 of unrecognized compensation costs related to restricted stock units awarded and is expected to be recognized during 2021. The RSUs granted to employees are subject to a three-year graduated vesting schedule. These RSUs are not subject to performance-based criteria other than continued employment.

(B) Stock option awards

The following table summarizes the Company’s stock option activity for the period from December 31, 2018 through December 31, 2020:

(in 000s, except share price data)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,033	$14.72	9.55	$—
Granted	1,258	$6.66
Forfeited	(60)	$5.78
Exercised	—
Outstanding at December 31, 2019	2,231	$10.42	8.94	$689
Granted	1,168	3.32
Forfeited	(140)	$4.36
Exercised	—			$—
Outstanding at December 31, 2020	3,259	$8.14	8.42	$2,978
Vested and expected to vest at December 31, 2020	3,035	$8.14	8.42	$2,758
Exercisable at December 31, 2020	1,235	$11.26	7.89	$403

The weighted average grant date fair value of stock options granted during 2020 and 2019 was $2.61 and $4.95, respectively. The fair values of stock options granted were estimated using the Black-Scholes model based on the following assumptions:

	Year Ended December 31,
	2020	2019
Expected dividend yield	0%	0%
Expected volatility	100%	85% — 106%
Expected term (years)	5.50 — 6.10	5.50 — 6.10
Risk-free interest rate	0.33% — 1.69%	1.5% — 2.6%
Exercise prices	$1.54 — 7.86	$3.36 — 8.05

We anticipate reinvesting earnings for the foreseeable future in product development and other avenues of share-value growth and therefore used a dividend yield of zero. The estimate of volatility was determined based on the historical trading data of comparable public companies at the time of grant given the lack of sufficient history for our own publicly-traded common stock. The expected term of the award was calculated using the simplified method  and weighted average was utilized taking into account the vesting periods and contractual life.  The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options.

As of December 31, 2020, $5,653 of total unrecognized compensation expenses related to non-vested stock options is expected to be recognized over a weighted average period of 1.3 years  from the date of grant. These option grants provided a maximum contract term of 10 years from grant date, with a weighted average remaining contract life of  8.0 years. Options granted to senior management and key employees are subject to a three-year graded vesting schedule while options granted to the board of directors are subject to a one year cliff vesting schedule. These stock options are not subject to performance-based criteria other than continued employment.

(C)	Employee Stock Purchase Plan

The Company’s Board of Directors adopted the Aquestive Therapeutics, Inc. Employee Stock Purchase Plan (ESPP) in June 2018, plan rollout began in late 2018, and initial employee purchases were made in 2019.

The purpose of the ESPP is to help retain and motivate current employees, to attract new talent, and to provide eligible employees of the Company a convenient manner of purchasing shares of common stock at a discounted price at periodic intervals by means of accumulated payroll deductions. The Company may offer common stock purchase rights biannually under offerings that allow for the purchase of common stock at the lower of 85% of the fair value of shares on either the first or last day of the offering period. The offerings may, or may not, also provide tax advantages. Purchases made via a tax-advantaged offering are intended to qualify as purchases made within the meaning of Section 423 of the Internal Revenue Code. Offerings may run concurrently, or serially, and each offering will be treated as separate and distinct. Under the ESPP, a total of 250,000 shares of common stock were initially reserved for issuance. During 2020 and 2019, employees purchased 32,986 and 56,378 shares, respectively, through this plan.

Note 18.	Employee Benefit Plans

The Company sponsors a defined-contribution 401(k) plan covering all full-time employees and makes matching employer contributions as defined by the terms of that plan. The Company may also make discretionary contributions. Total contributions made to the plan by the Company for the year ended December 31, 2020 and 2019 were $673 and $819, respectively.

Note 19.	Income Taxes

The tax effect of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Accounts receivable	$112	$126
Inventory	4	69
Accrued expenses	353	835
NOL carryforwards	22,569	23,687
Interest limitation imposed by the TJCA	7,235	5,748
Stock Compensation	4,051	2,505
Other	1,229	783
Sale of Future Revenue	14,444	—
Property and equipment	2,380	1,741
Orphan Drug and R&D Tax Credits	5,851	4,621
	58,228	40,115
Deferred tax liabilities:
Intangible assets	(551)	(58)
Prepaid expenses	(908)	—
	(1,459)	(58)
Valuation Allowance	(56,769)	(40,057)
Net deferred tax asset/(liability)	$—	$—

At December 31, 2020 and 2019, the Company had federal net operating loss carryforwards of $81,566 and $85,905, respectively, a significant portion of which carryforward for an indefinite period. At December 31, 2020 and 2019, the Company also had state net operating loss carryforwards of $74,379 and $80,266, respectively. These state net operating losses carry forwards begin expiring in 2039 and 2038, respectively. As a result of the December 2017 U.S. Tax Cuts and Jobs Act (“TCJA”), updated regulations under section 163(j) create new limitations on deductible interest expense. The Company’s interest expense deduction under 163(j) will be limited for tax purposes based on a calculation of 30% of its EBITDA on a tax basis. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “U.S. CARES Act,” was signed into law. The U.S. CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the interest deduction limitation. The U.S. CARES Act increased the adjusted taxable income limitation from 30% to 50% for business interest deductions for tax years beginning in 2019 and 2020. This modification increased the allowable interest expense deduction and resulted in additional net operating loss (NOL) for the year 2019 and lower current taxable income (before NOL utilization) for the Company. Additionally, the U.S. CARES Act allowed us to fully offset the 2020 taxable income with prior years’ NOL carried forward. The Company has determined, based upon available evidence, that is more likely than not that the net deferred tax asset will not be realized and accordingly, has provided a full valuation allowance against its net deferred tax assets. Valuation allowances of $56,769, and $40,057 have been established at December 31, 2020 and 2019, respectively. The Company may also be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code due to ownership changes. As a result, the use of NOL carry forwards from the current and prior periods are subject to annual limitations.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that there were no uncertain positions as of December 31, 2020 and 2019. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2020 and 2019. The Company’s U.S. federal and state net operating losses have occurred since its election to treat as a C Corporation in 2017 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.   In early 2020, the U.S. Internal Revenue Service began an examination of the Company’s federal income tax return for 2018.  The Company does not expect to recognize a significant amount of additional tax expense as a result of concluding this examination.

A reconciliation of income tax benefit and the amount computed by applying the statutory federal income tax rates of 21% to loss before taxes for the year ended December 31, 2020 and 2019, respectively, as follows:

	Year Ended December 31,
	2020	2019
Income taxes at statutory rate	21.00%	21.00%
Increase (decrease) resulting from:
State income tax	6.81	6.76
Permanent differences	(0.12)	(0.04)
Research & development credit	2.35	2.32
Return to provision	—	0.98
Valuation allowance	(30.04)	(31.02)
Effective tax rate	0.00%	0.00%

On July 1, 2018, the New Jersey governor signed into law a bill which included significant changes to the New Jersey taxation of corporations. Chiefly, this legislation imposes a 2.5% surtax on taxpayers with allocated net income over $1 million for 2018 and 2019, and a 1.5% surtax for taxpayers with allocated net income over $1 million for 2020 and 2021. Subsequently, on September 29,2020, Assembly Bill 4721 extended the additional corporation business tax surtax of 2.5% for the tax years 2020 through 2023. In addition, the state is changing its filing requirements from separate entity reporting to combined reporting on a water’s edge basis. Further, there are changes to the state’s computation of its dividend received deduction and application of IRC section 163(j). The Company has considered these changes and does not believe this change in law will have a material impact due to availability of significant New Jersey NOL carryforwards to set off against future taxable income and a full valuation allowance against the net deferred tax assets.

Note 20.	Contingencies

Litigation and Contingencies

From time to time, we have been and may again become involved in legal proceedings arising in the course of our business, including product liability, intellectual property, commercial litigation, or environmental or other regulatory matters.

Patent-Related Litigation

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Dr. Reddy’s Labs. S.A. and Dr. Reddy’s Labs., Inc.,

On February 7, 2018, we and Indivior Inc. and Indivior UK Ltd. (collectively, “Indivior”) initiated a lawsuit against Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “Dr. Reddy’s”) asserting infringement of U.S. Patent No. 9,855,221 (the “221 patent”).  On April 3, 2018, we and Indivior initiated a separate lawsuit against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,931,305 (the “’305 patent”).  On May 29, 2018, the lawsuits regarding the ’221 and ’305 patents were consolidated which was originally initiated by Indivior against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,687,454 (he “’454 patent”).  On February 19, 2019, the Court granted the parties’ agreed stipulation to drop the ’221 patent from the case.  On January 8, 2020, the Court entered a stipulated order of non-infringement of the ’305 patent based on the Court’s claim construction ruling, and we and Indivior preserved our rights to appeal the claim construction ruling.

On November 22, 2019, Dr. Reddy’s filed an amended answer and counterclaims asserting conspiracy to monopolize against us and monopolization, attempted monopolization, and conspiracy to monopolize against Indivior under federal and New Jersey antitrust laws.  The Court denied our motion to dismiss Dr. Reddy’s counterclaims on August 24, 2020.  Fact discovery on Dr. Reddy’s antitrust counterclaims concluded on January 29, 2021.  Expert discovery is ongoing and is scheduled to continue through the end of July 2021.  Dispositive motions are currently due August 27, 2021.  There is no trial date set.  We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Teva Pharmaceuticals USA, Inc.,

On February 7, 2018, we and Indivior initiated a lawsuit against Teva Pharmaceuticals USA, Inc. (“Teva”) asserting infringement of the ’221 patent. On April 3, 2018, we and Indivior initiated a separate lawsuit against Teva asserting infringement of the ’305 patent. On May 29, 2018, the lawsuits regarding the ’221 and ’305 patents were consolidated which was originally initiated by Indivior against Teva asserting infringement of the ’454 patent.  The parties agreed that the case would be governed by the final judgment against Dr. Reddy’s (described above).  We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Alvogen Pine Brook LLC,

On September 14, 2017, Indivior initiated a lawsuit against Alvogen Pine Brook LLC (“Alvogen”) asserting infringement of the ’454 patent.  On February 7, 2018, we and Indivior filed an Amended Complaint, adding us as a plaintiff and asserting infringement of U.S. Patent No. 9,855,221 (the “’221 patent”).  On April 3, 2018, we and Indivior initiated a separate lawsuit against Alvogen asserting infringement of the ’305 patent.  On May 29, 2018, the cases were consolidated.  On February 26, 2019, the Court granted the parties’ agreed stipulation to drop the ’221 patent from the case.  On January 9, 2020, the Court entered a stipulated order of non-infringement of the ’305 patent based on the Court’s claim construction ruling, and we and Indivior preserved our rights to appeal the claim construction ruling.

On November 21, 2019, Alvogen filed an amended answer and counterclaims asserting monopolization, attempted monopolization, and conspiracy to monopolize against us and Indivior under federal and New Jersey antitrust laws.  The court denied our motion to dismiss Alvogen’s counterclaims on August 24, 2020.  On November 2, 2020, Alvogen filed a second amended answer and counterclaims, removing its allegations of monopolization and attempted monopolization against us and asserting only conspiracy to monopolize against us.  Fact discovery on Alvogen’s antitrust counterclaims concluded on January 29, 2021.  Expert discovery is ongoing and is scheduled to continue through the end of July 2021.  Dispositive motions are currently due August 27, 2021.  There is no trial date set.  We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

BioDelivery Sciences International, Inc. v. Reckitt Benckiser Pharmaceuticals, Inc., RB Pharmaceuticals Limited and MonoSol Rx, LLC,

On September 20, 2014, BioDelivery Sciences International, Inc. (“BDSI”) initiated a lawsuit against us and RB seeking a declaratory judgment of non-infringement and invalidity of U.S. Patent No. 8,475,832 (the “’832 patent”), U.S. Patent No. 7,897,080 (the “’080 patent”), and U.S. Patent No. 8,652,378 (the “’378 patent”).  On December 12, 2014, BDSI voluntarily dismissed the ’378 patent from the case.  On December 12, 2015, the parties jointly moved the Court for a stay of the case pending inter partes review of the ’832 patent and reexamination of the ’080 patent.  On February 10, 2021, the parties submitted a covenant not to sue regarding the ’378 patent, as well as a joint status report notifying the court that BDSI will file a notice of dismissal of the case.  We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Reckitt Benckiser Pharmaceuticals, Inc. and MonoSol Rx, LLC v. BioDelivery Sciences International, Inc. and Quintiles Commercials US, Inc.,

On September 22, 2014, we and RB initiated a lawsuit against BDSI and Quintiles Commercial US, Inc. (“Quintiles”) asserting infringement of U.S. Patent No. 8,765,167 (the “’167 patent”) in the District of New Jersey (Civil Action No. 3:14-cv-5892).  On July 22, 2015, the case was transferred to the Eastern District of North Carolina.  BDSI filed requests for inter partes review (“IPR”) of the ’167 patent before the Patent Trial and Appeal Board (“PTAB”), and on May 6, 2016, the Court stayed the case pending the outcome and final determination of the IPR proceedings.  On March 24, 2016, the PTAB issued final written decisions finding the ’167 patent was not unpatentable, and the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) remanded those decisions for further proceedings before the PTAB.  Following the PTAB’s February 7, 2019 decision on remand denying institution, BDSI appealed that decision to the Federal Circuit.  The Federal Circuit granted our motion to dismiss the appeal, and denied BDSI’s request for rehearing en banc.  BDSI filed a petition for writ of certiorari to the Supreme Court of the United States (“Supreme Court”), which the Supreme Court denied on October 5, 2020.  On January 4, 2021, the parties submitted a joint status report to the Eastern District of North Carolina stating their agreement that all proceedings and appeals of the IPR on the ’167 patent are complete and that, as a result, the stay of the matter may be lifted.  The parties are awaiting further action from the Court.  We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Aquestive Therapeutics, Inc. v. BioDelivery Sciences International, Inc.,

On November 11, 2019, we initiated a lawsuit against BDSI asserting infringement of the ’167 patent in the Eastern District of North Carolina.  On April 1, 2020, the Court denied BDSI’s motion to stay and its motion to dismiss the complaint.  On April 16, 2020, BDSI filed its Answer and Counterclaims to the complaint, including counterclaims for non-infringement, invalidity, and unenforceability of the ’167 patent.  On May 7, 2020, we filed a Motion to Dismiss BDSI’s unenforceability counterclaim and a Motion to Strike BDSI’s corresponding affirmative defenses.  On May 28, 2020, BDSI amended its counterclaims and filed an Answer and Amended Counterclaims, which included additional allegations in support of BDSI’s unenforceability counterclaim.  On June 25, 2020, we filed a Motion to Dismiss BDSI’s Amended Counterclaim for unenforceability and a Motion to Strike BDSI’s corresponding affirmative defense of unenforceability.  BDSI filed its opposition to our Motion to Dismiss and Strike on July 16, 2020, and we filed our Reply on July 30, 2020.  The parties are awaiting further action from the Court on our motion.  We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Antitrust Litigation

State of Wisconsin, et al. v. Indivior Inc., Reckitt Benckiser Healthcare (UK) Ltd., Indivior PLC, and MonoSol Rx, LLC,

On September 22, 2016,  forty-one states and the District of Columbia, or the States, brought a lawsuit against Indivior and us in the U.S. District Court for the Eastern District of Pennsylvania alleging violations of federal and state antitrust statutes and state unfair trade and consumer protection laws relating to Indivior’s launch of Suboxone Sublingual Film in 2010 and seeking an injunction, civil penalties, and disgorgement. After filing the lawsuit, the case was consolidated for pre-trial purposes with the In re Suboxone (Buprenorphine Hydrochloride and Naloxone) Antitrust Litigation, MDL No. 2445, or the Suboxone MDL, a multidistrict litigation relating to putative class actions on behalf of various private plaintiffs against Indivior relating to its launch of Suboxone Sublingual Film. While we were not named as a defendant in the original Suboxone MDL cases, the action brought by the States alleges that we participated in an antitrust conspiracy with Indivior in connection with Indivior’s launch of Suboxone Sublingual Film and engaged in related conduct in violation of federal and state antitrust law. We moved to dismiss the States’ conspiracy claims, but by order dated October 30, 2017, the Court denied our motion to dismiss. We filed an answer denying the States’ claims on November 20, 2017.  Daubert motions were filed on September 28, 2020, and oppositions were filed on October 19, 2020.  There is no date set for an oral argument on the motions.  Opening summary judgment briefs are due March 8, 2021, and responses to summary judgment motions are due April 8, 2021.  No trial date has yet been set. We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Humana and Centene Actions

Humana Inc. v. Indivior Inc, Indivior Solutions Inc., Indivior PLC, Reckitt Benckiser Healthcare (UK) Ltd., and Aquestive Therapeutics, Inc.,

Centene Corporation, Wellcare Health Plans, Inc., New York Quality Healthcare Corporation d/b/a Fidelis Care, and Health Net, LLC v. Indivior Inc, Indivior Solutions Inc., Indivior PLC, Reckitt Benckiser Healthcare (UK) Ltd., and Aquestive Therapeutics, Inc.,

On September 18, 2020, Humana, Inc. (“Humana”), a health insurance payor, filed a lawsuit against us and Indivior in the Eastern District of Pennsylvania alleging facts similar to those at issue in the Antitrust Case and the Suboxone MDL described above, which lawsuit was assigned to the same judge that is presiding over Antitrust Case and Suboxone MDL.  Humana’s Complaint alleges five causes of action against us, including conspiracy to violate the RICO Act, fraud under state law, unfair and deceptive trade practices under state law, insurance fraud, and unjust enrichment.

On September 21, 2020, Centene Corporation (“Centene”) and other related insurance payors filed a similar lawsuit against us and Indivior in the Eastern District of Missouri.  The counsel representing Humana is also representing Centene.  On September 21, 2020, the Centene action was provisionally transferred to the Eastern District of Pennsylvania by the United States Judicial Panel on Multidistrict Litigation.  On January 15, 2021, we filed a motion to dismiss the Centene and Humana complaints.  The other defendants in the actions also filed motions to dismiss on the same date.  Briefing on the motions to dismiss is currently scheduled to end on March 16, 2021.  We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

California Litgation

Neurelis, Inc. v. Aquestive Therapeutics, Inc.,

On December 5, 2019, Neurelis filed a lawsuit against us in the Superior Court of California, County of San Diego alleging the following three causes of action: (1) Unfair Competition under California Business and Professional Code § 17200; (2) Defamation; and (3) Malicious Prosecution.  Neurelis filed a First Amended Complaint on December 9, 2019, alleging the same three causes of action.  We filed a Motion to Strike Neurelis’s Complaint under California’s anti-SLAPP (“strategic lawsuit against public participation”) statute on January 31, 2020, which Neurelis opposed.  On August 6, 2020, the Court issued an order granting in part and denying in part our anti-SLAPP motion.  We filed a notice of appeal to the California Court of Appeal on September 1, 2020, and Neurelis filed a notice of cross-appeal on October 5, 2020.  We filed our opening appeal brief on January 27, 2021.  Briefing on the appeal is currently scheduled to end on July 2, 2021, and there is no date yet set for a hearing on the appeal. The trial court proceedings remain stayed while the appeal is pending.  We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Note 21.	Quarterly Financial Data (unaudited)

The following tables contain selected quarterly financial information from 2020 and 2019 (in thousands, except per share amounts). The Company believes that this information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenues	$8,765	$21,675	$8,260	$7,149
Manufacture and supply	3,659	3,539	2,978	2,788
Total costs and expenses	22,626	21,280	22,041	22,795
Net loss	(16,530)	(2,334)	(16,551)	(20,368)
Basic and diluted net loss per common share	$(0.49)	$(0.07)	$(0.49)	$(0.60)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$12,643	$11,129	$12,418	$16,419
Manufacture and supply	3,506	5,420	4,643	6,792
Total costs and expenses	25,717	29,817	23,420	26,323
Net loss	(14,726)	(20,472)	(18,412)	(12,636)
Basic and diluted net loss per common share	$(0.59)	$(0.82)	$(0.74)	$(0.48)

For periods in which the Company reported a net loss, potentially dilutive securities were excluded from the computation of per share amounts.

Note 22.	Subsequent Events

(A) License Agreement with Mitsubishi Tanabe

On January 21, 2021, the Company entered into an exclusive license agreement with Mitsubishi Tanabe Pharma America, Inc. for the commercialization in the United States of Exservan® (riluzole), an oral film formulation of riluzole for treatment of amyotrophic lateral sclerosis (ALS).

(B) Continued Utilization of the At-The-Market Facility

The Company continued utilization of  its At-The-Market facility from January 1 through March 5, 2021 and sold 1,644,715 shares which generated net  proceeds of approximately $9,749.

(C) Stockholder Class Action

On March 1, 2021, a securities class action lawsuit was filed in the United States District Court of the District of New Jersey alleging that the Company and certain of its officers engaged in violations of the federal securities laws relating to public statements made by the Company relating to the approval of Libervant. We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.