Form 10-Q
period 2021-03-31
Aquestive Therapeutics, Inc.
filed 2021-05-04
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of outstanding shares of the registrant’s common stock, par value of $0.001 per share, as of the close of business on April 30, 2021 was 36,592,144.

AQUESTIVE THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$27,498	$31,807
Trade and other receivables, net	10,209	6,955
Inventories, net	2,799	2,461
Prepaid expenses and other current assets	3,937	3,402
Total current assets	44,443	44,625
Property and equipment, net	6,279	6,873
Right-of-use assets, net	3,277	3,448
Intangible assets, net	89	102
Other non-current assets	7,835	7,836
Total assets	$61,923	$62,884

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$6,687	$7,089
Accrued expenses	6,371	8,569
Lease liabilities, current	787	728
Deferred revenue, current	437	693
Liability related to the sale of future revenue, current	1,905	1,450
Loans payable, current	3,863	2,575
Total current liabilities	20,050	21,104
Loans payable, net	34,193	34,329
Liability related to the sale of future revenue, net	50,383	47,524
Lease liabilities	2,635	2,846
Deferred revenue	4,699	3,633
Other non-current liabilities	1,761	1,945
Total liabilities	113,721	111,381
Contingencies (note 19)

Stockholders’ deficit:
Common stock, $.001 par value. Authorized 250,000,000 shares; 36,241,358 and 34,569,254 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	36	35
Additional paid-in capital	149,095	137,725
Accumulated deficit	(200,929)	(186,257)
Total stockholders’ deficit	(51,798)	(48,497)
Total liabilities and stockholders’ deficit	$61,923	$62,884

See accompanying notes to the condensed consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$11,122	$8,765
Costs and expenses:
Manufacture and supply	2,757	3,659
Research and development	3,659	4,354
Selling, general and administrative	13,231	14,613
Total costs and expenses	19,647	22,626
Loss from operations	(8,525)	(13,861)
Other income/(expenses):
Interest expense	(2,761)	(2,771)
Interest expense related to the sale of future revenue, net	(3,334)	—
Interest income and other income (expense), net	(52)	102
Net loss before income taxes	(14,672)	(16,530)
Income taxes	—	—
Net loss	$(14,672)	$(16,530)
Comprehensive loss	$(14,672)	$(16,530)

Net loss per share - basic and diluted	$(0.41)	$(0.49)
Weighted-average number of common shares outstanding - basic and diluted	35,563,275	33,569,694

See accompanying notes to the condensed consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/Deficit
	Shares	Amount
For the period ended March 31, 2021:
Balance at December 31, 2020	34,569,254	$35	$137,725	$(186,257)	$(48,497)
Common stock issued under public equity offering	1,672,104	1	10,196	—	10,197
Costs of common stock issued under public equity offering	—	—	(306)	—	(306)
Share-based compensation expense	—	—	1,507	—	1,507
Other	—	—	(27)	—	(27)
Net loss	—	—	—	(14,672)	(14,672)
Balance at March 31, 2021	36,241,358	$36	$149,095	$(200,929)	$(51,798)

For the period ended March 31, 2020:
Balance at December 31, 2019	33,562,885	$34	$124,318	$(130,474)	$(6,122)
Share-based compensation expense	—	—	1,860	—	1,860
Vested restricted stock units	19,811	—	(37)	—	(37)
Net loss	—	—	—	(16,530)	(16,530)
Balance at March 31, 2020	33,582,696	$34	$126,141	$(147,004)	$(20,829)

See accompanying notes to the condensed consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows used for operating activities:
Net loss	$(14,672)	$(16,530)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	755	887
Share-based compensation	1,507	1,860
Amortization of debt issuance costs and discounts	1,184	584
Interest expense related to the sale of future revenue	3,302	—
Other, net	167	(144)
Changes in operating assets and liabilities:
Trade and other receivables, net	(3,374)	3,738
Inventories, net	(338)	(228)
Prepaid expenses and other assets	(535)	53
Accounts payable	(402)	(1,908)
Accrued expenses and other liabilities	(2,501)	(1,667)
Deferred revenue	810	(282)
Net cash used for operating activities	(14,097)	(13,637)
Cash flows used for investing activities:
Capital expenditures	(103)	(131)
Net cash used for investing activities	(103)	(131)
Cash flows used for financing activities:
Proceeds from issuance of common stock, net	9,891	—
Payments for taxes on share-based compensation	—	(37)
Net cash provided by/(used for) financing activities	9,891	(37)
Net decrease in cash and cash equivalents	(4,309)	(13,805)
Cash and cash equivalents:
Beginning of period	31,807	49,326
End of period	$27,498	$35,521

Supplemental disclosures of cash flow information:
Cash payments for interest	$1,610	$2,188
Net decrease in capital expenditures included in accounts payable and accrued expenses	(71)	(84)

See accompanying notes to the condensed consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share information)

Note 1.	Corporate Organization and Company Overview

(A) Company Overview

Aquestive Therapeutics, Inc. (“Aquestive” or “the Company”) is a pharmaceutical company focused on identifying, developing and commercializing differentiated products which leverage our proprietary PharmFilm® technology to meet patients’ unmet medical needs and solve patients’ therapeutic problems. The Company has five products approved by the U.S. Food and Drug Administration (FDA), both proprietary and out-licensed, as well as a late-stage proprietary product pipeline focused on the treatment of diseases of the central nervous system, or CNS, and an earlier stage pipeline including for treatment of anaphylaxis. The Company’s licensees market their products in the U.S. and in some instances outside the U.S. The Company markets its proprietary product in the U.S.  The Company believes that its proprietary and licensed products address the needs of these patient populations and the shortcomings of available treatments create opportunities for the development and commercialization of meaningfully differentiated medicines.  Production facilities are located in Portage, Indiana, and corporate headquarters, sales and commercialization operations and primary research laboratory facilities are based in Warren, New Jersey.

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

(B) Equity Transactions

Equity Offering of Common Stock

On September 11, 2019, the Company entered into an equity distribution agreement to offer shares of common stock from time to time in an “at-the-market” (ATM) offering for an aggregate offering price of up to $25,000. On November 20, 2020,  the Company began utilizing the ATM facility and through December 31, 2020 sold 930,993 shares which provided net proceeds of approximately $6,055 after deducting commissions and other transaction costs of $473.  The Company continued to use the ATM facility in 2021 and from January 1, 2021 through March 31, 2021 sold 1,672,104 shares which provided net proceeds of approximately $9,891 after deducting commissions and other transaction costs of $306.

On March 26, 2021, the Company entered into Amendment No. 1 to the equity distribution agreement, to permit the offering of an unlimited amount of shares of common stock of the Company thereunder, subject to the terms and conditions set forth in the equity distribution agreement. The Company filed a prospectus supplement to offer up to an additional $50,000 of shares of common stock pursuant to the amended equity distribution agreement.

Note 2.	Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X for interim financial reporting. In compliance with those rules, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2021 (the “2020 Annual Report on Form 10-K”). As included herein, the condensed consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results of interim periods have been included. The accompanying financial statements reflect certain reclassifications from previously issued financial statements to conform to the current presentation. The Company has evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited condensed financial statements.

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

The Company’s significant accounting policies are described in the audited consolidated financial statements included in the 2020 Annual Report on Form 10-K.  Subsequent to the date of those financial statements, there have been no significant changes to these policies other than those listed below.

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

Recent Accounting Pronouncements Not Adopted as of March 31, 2021:

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

The Company’s cash requirements for 2021 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of March 31, 2021, we had $27,498 of cash and cash equivalents.

As of March 31, 2021, Aquestive has experienced a history of net losses and the Company’s accumulated deficits totaled  $200,929 which have been partially funded by gross margins from sales of commercialized licensed and proprietary products,  license fees, milestone and royalty payments from our commercial licensees and co-development parties, and with the balance of the related funding requirements met by the Company’s equity and debt offerings, including the Senior Secured Notes due 2025 (the “12.5% Notes”). In 2019, the Company raised funding totaling $52,226, consisting of net proceeds of $13,110 from the refinancing of debt in July 2019, $37,295 from the public offering of 8,050,000 common shares in December 2019, and $1,821 from the exercise of warrants in connection with the debt financing.

On November 3, 2020, we entered into a Purchase and Sale Agreement (the “Monetization Agreement”) with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management (“Marathon”).  Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®. KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through March 31, 2021 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000.

With the upfront proceeds of the monetization, we repaid $22,500 of the 12.5% Notes, and issued $4,000 of new 12.5% Notes in lieu of paying a prepayment premium on the early repayment of the 12.5% Notes, reducing the aggregate principal balance of 12.5% Notes outstanding to $51,500.  In addition, the holders of the 12.5% Notes agreed to extend to December 31, 2021 our ability to access, at our option, and additional $30,000 of 12.5% Notes re-openers under the Indenture (as defined below). The first $10,000 senior notes re-opener represents a commitment of such amount by current holders of 12.5% Notes, at our option, contingent upon FDA approval of our product candidate Libervant.  A second $20,000 senior notes re-opener represents a right, at our option, to market to current holders of our 12.5% Notes, and/or other lenders, additional senior notes up to such amount, contingent upon FDA approval of Libervant for U.S. market access.  If and to the extent that we access these re-openers, we will grant warrants to purchase up to 714,000 shares of common stock, with the strike price calculated based on the 30-day volume weighted average closing price of our common stock at the warrant grant date.  In addition, as of the closing of this transaction, we issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of our common stock.

The Company began utilizing its “At-The-Market” (ATM) facility in November 2020 which has generated net cash proceeds of approximately $15,945 as of March 31, 2021.  On March 26, 2021, the Company entered into Amendment No. 1 to the equity distribution agreement, to permit the offering of an unlimited amount of shares of common stock of the Company thereunder, subject to the terms and conditions set forth in the equity distribution agreement. The Company filed a prospectus supplement to offer up to an additional $50,000 of shares of common stock pursuant to the amended equity distribution agreement. This ATM facility, as amended, has approximately $57,111 available at March 31, 2021.

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

The Company’s revenues include (i) sales of manufactured products pursuant to contracts with commercialization licensees, (ii) sales of its proprietary clobazam-based Sympazan oral film product, (iii) license and royalty revenues and (iv) co-development and research fees generally in the form of milestone payments. The Company recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, a five-step model is applied that includes (1) identifying the contract with a customer, (2) identifying the performance obligation in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing when, or as, an entity satisfies a performance obligation.

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

Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some, or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements.  In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Condensed Consolidated Balance Sheet. As of March 31, 2021, and December 31, 2020, such contract assets were $2,197 and $3,081, respectively, consisting primarily of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services.

Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Condensed Consolidated Balance Sheet. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of March 31, 2021, and December 31, 2020, such contract liabilities were $5,136 and $4,326, respectively.

The Company’s revenues were comprised of the following:

	Three Months Ended March 31,
	2021	2020
Manufacture and supply revenue	$6,511	$6,916
License and royalty revenue	2,361	426
Co-development and research fees	438	263
Proprietary product sales, net	1,812	1,160
Total revenues	$11,122	$8,765

Disaggregation of Revenue

The following table provides disaggregated net revenue by geographic area:

	Three Months Ended March 31,
	2021	2020
United States	$9,850	$7,506
Ex-United States	1,272	1,259
Total revenues	$11,122	$8,765

Ex-United States revenues are derived primarily from Indivior for product manufactured for markets outside of the United States.

Trade and other receivables, net consist of the following:

	March 31, 2021	December 31, 2020
Trade receivables	$8,128	$4,330
Contract and other receivables	2,657	3,081
Less: allowance for doubtful accounts	(40)	(40)
Less: sales-related allowances	(536)	(416)
Trade and other receivables, net	$10,209	$6,955

The current portion of contract and other receivables totaled $2,657 and $3,081 as of March 31, 2021 and December 31, 2020, respectively, consisting primarily of contract assets and reimbursable costs incurred on behalf of customers. Contract assets consist of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services. Sales-related allowances for both periods presented are estimated in relation to revenues recognized for sales of Sympazan.

The following table presents the changes in the allowance for doubtful accounts:

	March 31, 2021	December 31, 2020
Allowance for doubtful accounts at beginning of the period	$40	$124
Additions charged to expense	—	198
Write-downs charged against the allowance	—	(282)
Allowance for doubtful accounts at end of the period	$40	$40

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

The following table provides a summary of activity with respect to sales related allowances and accruals for the three months ended March 31, 2021:

Total Sales Related Allowances

Balance at December 31, 2020	$2,138
Provision	2,164
Payments / credits	(1,959)
Balance at March 31, 2021	$2,343

Total reductions of gross product sales from sales-related allowances and accruals were $2,164 for the three months ended March 31, 2021. Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction of trade receivables and accruals for wholesaler service fees, co-pay support redemptions and rebates as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and Accounts payable and accrued expenses were $536 and $1,807, respectively, as of March 31, 2021 and $416 and $1,722 , respectively, as of December 31, 2020.

Concentration of Major Customers

Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the year ended December 31, 2020, two customers exceeded the 10% threshold for revenue which were Indivior and Sunovion that represented  57%  and 26%, respectively.  As of December 31, 2020, four customers exceeded the 10% threshold for outstanding receivables which were Indivior, AmerisourceBergen, Sunovion, and Cardinal that represented 53%, 14%, 13%, and 10%, respectively.  For the three months ended March 31, 2021,  only Indivior exceeded the 10% threshold for revenue and represented approximately 64% of total revenue. As of March 31, 2021, three customers exceeded the 10% threshold for outstanding receivables which were Indivior, AmerisourceBergen, and Cardinal represented 66%, 12%, and 10%, respectively.

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

License Agreement with Sunovion Pharmaceuticals, Inc.

On April 1, 2016, the Company entered into a license agreement with Cynapsus Therapeutics Inc. (which was later succeeded to in interest by Sunovion Pharmaceuticals, Inc.), referred to as the Sunovion License Agreement, pursuant to which Sunovion obtained an exclusive, worldwide license (with the right to sub-license) to certain intellectual property, including existing and future patents and patent applications, covering all oral films containing apomorphine for the treatment of off episodes in Parkinson’s disease patients.  Sunovion used this intellectual property to develop its apomorphine product KYNMOBI®, which was approved by the FDA on May 21, 2020 and commercially launched by Sunovion in September 2020.  The FDA approval triggered Sunovion’s obligation to remit a payment of $4,000 which was received in September 2020 and was included in License and royalty revenues for the year ended December 31, 2020.

In consideration of the rights granted to Sunovion under the Sunovion License Agreement, the Company received aggregate payments totaling $22,000 to date. In addition to the upfront payment of $5,000, the Company has also earned an aggregate of $17,000 in connection with specified regulatory and development milestones in the United States and Europe (the “Initial Milestone Payments”). As a result of the Monetization Agreement, we are no longer entitled to receive the remaining contingent royalty or milestone payments related to net sales thresholds of KYNMOBI®.  During the second quarter of  2020, the Company recorded minimum royalty revenue of $8,000 for minimum royalties which was reflected in License and royalty revenue.

Effective March 16, 2020, the Company entered into a first amendment (the “First Amendment”) to the Sunovion License Agreement.  The First Amendment provides for the following: (i) inclusion of the United Kingdom and any other country currently in the European Union (EU) that later withdraws as a member country of the EU for purpose of determining the satisfaction of the condition triggering the obligation to pay the third milestone due under the Sunovion License Agreement, (ii) extension of the date after which Sunovion has the right to terminate the Sunovion License Agreement for convenience from December 31 2024 to March 31, 2028, (iii) modification of the effective inception date of the first  minimum annual royalty due from Sunovion to the Company from January 1, 2020 to April 1, 2020, and (iv) modification of the termination provisions to reflect the Company’s waiver of the right to terminate the Sunovion License Agreement in the event that KYNMOBI® was not commercialized by January 1, 2020.  The Sunovion License Agreement will continue until terminated by Sunovion in accordance with the termination provisions of the First Amendment. The Sunovion License Agreement continues (on a country-by-country basis) until the expiration of all applicable licensed patents. Upon termination of the Sunovion License Agreement, all rights to intellectual property granted to Sunovion to develop and commercialize apomorphine-based products will revert to the Company.

On October 23, 2020, the Company entered into a Second Amendment to the Sunovion License Agreement for the purpose of clarifying the rights and obligations of with respect to the prosecution and maintenance of the patents covered under the Sunovion License Agreement and to provide that, on and after March 31, 2028, in respect of any jurisdiction or jurisdictions covered under the Sunovion License Agreement, Sunovion may terminate its rights to the licensed Patents under the Sunovion License Agreement upon 180 days prior written notice.

Purchase and Sale Agreement with an affiliate of Marathon Asset Management (“Marathon”)

On November 3, 2020, we entered into a Purchase and Sale Agreement (the “Monetization Agreement”) with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management (“Marathon”).  Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®. KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. Food and Drug Administration (FDA) on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through March 31, 2021 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000.  See Note 15 Sale of Future Revenue for further details on the accounting for the Monetization Agreement.

Agreement to Terminate CLA with KemPharm

In March 2012, the Company entered into an agreement with KemPharm, Inc. (“KemPharm”), to terminate a Collaboration and License Agreement entered into by the Company and KemPharm in April 2011. Under the termination arrangement, the Company has the right to participate in any and all value that KemPharm may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving KemPharm and collaborations, royalty arrangements, or other transactions from which KemPharm may realize value from these compounds.  The Company has received payment of $500 under this arrangement during June 2020 in connection with the FDA’s acceptance of a New Drug Application (“NDA”) filing for KP-415.  On March 2, 2021 KemPharm announced FDA approval of KP 415 (AZTARYSTM) a new once-daily treatment for ADHD.  The Company’s share of the milestone payments associated with KP 415 regulatory approval may reach $2,000.

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

The Company granted warrants to certain Note Holders in connection with its debt repayment and debt refinancing during 2020 and 2019, respectively. Those warrants were valued based on Level 3 inputs and their fair value was based primarily on an independent third-party appraisal prepared as of the grant  date consistent with generally-accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. See Note 14 Warrants for further information on these warrants.

The Company’s 12.5% Senior Secured Notes contain a repurchase offer or put option which gives holders of the option the right, but not the obligation, to require the Company to redeem on the Notes up to a capped portion of milestone payments resulting from the Monetization Agreement.  This put option was valued based on Level 3 inputs and its fair value was based primarily on an independent third-party appraisal consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants Accounting and Valuation Guide.  See Note 13 12.5% Senior Secured Notes and Loans Payable for further discussion.

Note 8.	Inventories, Net

The components of Inventory, net are as follows:

	March 31, 2021	December 31, 2020
Raw material	$833	$789
Packaging material	965	1,128
Finished goods	1,001	544
Total inventory, net	$2,799	$2,461

Note 9.	Property and Equipment, Net

	Useful Lives	March 31, 2021	December 31, 2020
Machinery	3-15 yrs	$18,719	$21,333
Furniture and fixtures	3-15 yrs	769	1,209
Leasehold improvements	(a)	21,265	21,333
Computer, network equipment and software	3-7 yrs	2,388	2,999
Construction in progress		970	877
		44,111	47,751
Less: accumulated depreciation and amortization		(37,832)	(40,878)
Total property and equipment, net		$6,279	$6,873

(a)	Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

Total depreciation, amortization, and impairment related to property and equipment was $743 and $714 for the three-month periods ended March 31, 2021 and 2020, respectively.

Note 10.	Right-of-Use Assets and Lease Obligations

The Company leases all realty used as its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of its three leases include the characteristics specified in ASC 842, Leases, that require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases provide remaining terms between 2.0 years and 5.5 years, including renewal options expected to be exercised to extend the lease periods.

The Company does not recognize a right-to use asset and lease liability for short-term leases, which have terms of 12 months or less, on its consolidated balance sheet.  For longer-term lease arrangements that are recognized on the Company’s consolidated balance sheet, the right-of-use asset and lease liability is initially measured at the commencement date based upon the present value of the lease payments due under the lease.  These payments represent the combination of the fixed lease and fixed non-lease components that are due under the arrangement.  The costs of associated with the Company’s short-term leases, as well as variable costs relating to the Company’s lease arrangements, are not material to the consolidated financial results.

The implicit interest rates of the Company’s lease arrangements are generally not readily determinable and as such, the Company applies an incremental borrowing rate, which is established based upon the information available at the lease commencement date, to determine the present value of lease payments due under an arrangement.  Measurement of the operating lease liability reflects an estimated discount rate of 16.9% applied to minimum lease payments, including expected renewals, based on the incremental borrowing rate experienced in the Company’s collateralized debt refinancing.

Right-of-use assets recorded upon adoption of ASC 842 totaled $4,048. The Company’s lease costs are recorded manufacture and supply, research and development and selling, general and administrative expenses in its consolidated statements of income.  For the three-month period ended March 31, 2021, total operating lease expenses totaled $433 including variable lease expenses such as common area maintenance and operating costs of $119. For the three-month period ended March 31, 2020, total operating lease expenses totaled $442 including variable lease expenses such as common area maintenance and operating costs of $106.

Maturities of the Company’s operating lease liabilities are as follows:

Remainder of 2021	$967
2022	1,295
2023	944
2024	565
2025	565
2026	424
Total lease payments	4,760
Less: imputed interest	(1,338)
Total operating lease liabilities	$3,422

Note 11.	Intangible Assets, Net and Other non-current Assets

The following table provides the components of identifiable intangible assets, all of which are finite lived:

	March 31, 2021	December 31, 2020
Purchased technology-based intangible	$2,358	$2,358
Purchased patent	509	509
	2,867	2,867
Less: accumulated amortization	(2,778)	(2,765)
Intangible assets, net	89	102

Royalty receivable	7,000	7,000
Other	835	836
Total other non-current assets	$7,835	$7,836

Amortization expense was $13 for each of the three-month periods ended March 31, 2021 and 2020. During the remaining life of the purchased patent, estimated annual amortization expense is $50 for each of the years from 2021 to 2022.

During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the $1,000 annual minimum guaranteed royalty that is due in each of the next eight years. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860 Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded it was not transferred.  Royalty receivable consists of seven annual minimum payments due from Sunovion, the last of which is due in March 2028.  The current portion of the royalty receivable is included in Trade and other receivables, net. See Note 15 Sale of Future Revenue for further details on how this receivable relates to the Monetization transaction.

Note 12.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
Accrued compensation	$3,659	$6,330
Accrued distribution expenses	1,807	1,722
Other	905	517
Total accrued expenses	$6,371	$8,569

Note 13.	12.5 % Senior Secured Notes and Loans Payable

12.5% Senior Secured Notes

On July 15, 2019, the Company completed the private placement of up to $100,000 aggregate principal of its 12.5% S Notes (the “Notes”) and issued warrants for 2,000,000 shares of common stock (the “Warrants”), $0.001 per value per share.

Upon closing of the Indenture for the 12.5% Notes (the “Base Indenture”), the Company issued $70,000  of the 12.5% Notes (the “Initial Notes”) along with the Warrants and rights of first offer (the “First Offer Rights”) to the Noteholders participating in this transaction.  Issuance of the Initial Notes and Warrants provided net proceeds of $66,082.

On November 3, 2020, the Company entered into the First Supplemental Indenture (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”) by and among the Company and U.S. Bank National Association, as Trustee (the “Trustee”) and Collateral Agent thereunder to the Base Indenture, by and between the Company and the Trustee.  Under the Supplemental Indenture, the Company repaid $22,500 of its $70,000 outstanding 12.5% Notes from the upfront proceeds received under the Monetization Agreement.  Further, the Company entered into an additional Purchase Agreement with its lenders whereby the Company issued in aggregate $4,000 of additional 12.5% Notes (the “2020 Additional Notes”) in lieu of paying a prepayment premium to two lenders on the early repayment of the 12.5% Notes discussed above.  The result of these two transactions reduced the net balance of the Company’s 12.5% Senior Notes outstanding in the aggregate to $51,500 at December 31, 2020, and such aggregate principal amount remains outstanding as of March 31, 2021. The $4,000 principal issuance shall be repaid proportionally over the same maturities as the other 12.5% Notes. The Company also paid to one its lenders a $2,250 premium as result of the early retirement of debt.

The Company accounted for the $22,500 debt repayment as a debt modification of the 12.5% Notes.  The fees paid to lenders inclusive of (i) $2,250 early premium prepayment and (ii) $4,000 issuance of Additional Notes in lieu of paying a prepayment penalty have been recorded as additional debt discount, amortized over the remaining life of the 12.5% Notes using the effective interest method. Loan origination costs of $220 associated with Additional Notes were expensed as incurred.  Existing deferred discounts and loan origination fees on the 12.5% Notes are amortized as an adjustment of interest expense over the remaining term of modified debt using the effective interest method.

The Amendment contains a provision whereby as the Company receives any cash proceeds from the Monetization Agreement, each Noteholder has the right to require the Company to redeem all or any part of such Noteholder’s outstanding 12.5% Notes at a repurchase price in cash equal to 112.5% of the principal amount, plus accrued and unpaid interest. This repurchase offer is capped at 30% of the cash proceeds received by the Company as the contingent  milestones are attained, if any, up through June 30, 2025. A valuation study was performed by an independent third party appraiser and updated as of March 31, 2021. Based on the valuation study, the put option was valued at $590, of which $399 has been recorded in Accrued expenses and $191 has been recorded in Other non-current liabilities. The embedded put option is deemed to be a derivative under ASC 815 Derivatives and Hedging, which requires the recording of the embedded put option at fair value and subject to remeasurement at each reporting period.

In addition, the holders of the 12.5% Notes have extended to December 31, 2021 from March 31, 2021, the Company’s ability to access, at the Company’s option, $30,000 of 12.5% Notes re-openers under the Indenture.  The first $10,000 12.5% Notes represents a commitment of such amount by current holders of 12.5% Notes, at the option of the Company, contingent upon FDA approval of the Company’s product candidate Libervant (diazepam) Buccal Film for the management of seizure clusters.  A second $20,000 12.5% Notes re-opener represents a right, at the Company’s option, to market to current holders of the Company’s 12.5% Notes, and/or other lenders, additional 12.5% Notes up to such amount, contingent upon FDA approval of Libervant for U.S. market access.

The 12.5% Notes provide a stated fixed interest rate of 12.5%, payable quarterly in arrears, with the initial quarterly principal repayment of 12.5% Notes due on September 30, 2021 and the final quarterly payment due at maturity on June 30, 2025.  The Company has recorded $3,863 as Loan Payable, Current to reflect this obligation in its Consolidated Balance Sheet. Principal payments are scheduled to increase annually from 10% of the face amount of the debt then outstanding during the first four quarters to 40% of the 12.5% Notes during the final four quarters.

A debt maturity table is presented below:

Remainder of 2021	$2,575
2022	7,725
2023	12,875
2024	18,025
2025	10,300
Total	$51,500

The Company may elect, at its option, to redeem the 12.5% Notes at any time at premiums that range from 101.56% of outstanding principal if prepayment occurs on or after the fifth anniversary of the issue date of the Initial Notes to 112.50% if payment occurs during the third year after the issuance of the Notes. In the event that redemption of the 12.5% Notes occurs prior to July 15, 2021, a make-whole fee is required, based on the present value of remaining interest payments using an agreed-upon discount rate linked to the then-current U.S. Treasury rate. The Indenture also includes change of control provisions under which the Company may be required to redeem the 12.5% Notes at 101% of the remaining principal plus accrued interest at the election of the Noteholders.

The Company capitalizes legal and other third-party costs incurred in connection with obtaining debt as deferred debt issuance costs and applies the unamortized portion as a reduction of the outstanding face amount of the related loan in accordance with ASU 2015-3, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. Similarly, the Company amortizes debt discounts, such as those represented by warrants issued to its lenders, and offsets those as a direct reduction of its outstanding debt. Amortization expense arising from deferred debt issuance costs and debt discounts related to the 12.5% Notes for the three-months ended March 31, 2021 and 2020 were $1,152 and $584, respectively. Unamortized deferred debt issuance costs and deferred debt discounts totaled $13,444 and $9,078 as of March 31, 2021 and 2020, respectively.

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

Note 14.	Warrants

Warrants were issued in conjunction with the Initial Notes (the “Initial Warrants”) and Additional Notes (the “Additional Warrants”) expire on June 30, 2025 and entitle the Noteholders to purchase up to 2,143,000 shares of the Company’s common stock at $0.001 per share and included specified registration rights. Management estimated the fair value of the Initial Warrants to be $6,800 and the Additional Warrants to be $735, each assisted by an independent third-party appraiser.

The fair value of the respective Warrants is treated as a debt discount, amortizable over the term of the respective Warrants, with the unamortized 12.5% Notes portion applied to reduce the aggregate principal amount of the 12.5% Notes in the Company’s unaudited condensed balance sheet.  Additionally, since the Warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the Warrants, except in the case of a “cash change in control”, the fair value attributed to the Warrants is presented in Additional Paid-in Capital in Company’s unaudited condensed balance sheet.  There were no Warrants exercised during the three-month periods ended March 31, 2021 or March 31, 2020, respectively.

Note 15.	Sale of Future Revenue

On November 3, 2020, we entered into the Monetization Agreement with Marathon.  Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®. KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone.  We have received an aggregate amount of $50,000 through March 31, 2021 under the Monetization Agreement.

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

As royalties are remitted to Marathon from Sunovion, the collection of the royalty receivable and balance of the liability related to the sale of future revenue will be effectively repaid over the life of the agreement.  In order to determine the amortization of the liability related to the sale of future revenue, we are required to estimate the total amount of future royalty and milestone payments to Marathon over the life of the Monetization Agreement and contingent milestone payments from Marathon to the Company.  The sum of future royalty payments less the $50,000 in proceeds received and future contingent payments will be recorded as interest expense over the life of the Monetization Agreement. At execution, the estimate of this total interest expense resulted in an effective annual interest rate of approximately 24.9%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the life of the Monetization Agreement.  The Company will periodically assess the estimated royalty and milestone payments to Marathon from Sunovion and contingent milestone payments from Marathon to the Company. To the extent the amount or timing of such payments is materially different from the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense.  There are a number of factors that could materially affect the amount and timing of royalty and milestone payments to Marathon from Sunovion, and correspondingly, the amount of interest expense recorded by the Company, most of which are not under our control.  Such factors include, but are not limited to, changing standards of care, the initiation of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in government health authority imposed restrictions on the use of products, significant changes in foreign exchange rates as the royalties remitted to Marathon are made in U.S. dollars (USD) while a portion of the underlying sales of KYNMOBI® will  be made in currencies other than USD, and other events or circumstances that are not currently foreseen.  Changes to any of these factors could result in increases or decreases to both royalty revenue and interest expense related to the sale of future revenue.

The following table shows the activity of the liability related to the sale of future for the three months ended March 31, 2021:

Liability related to the sale of future revenue, net at December 31, 2020	$48,974
Royalties related to the sale of future revenue	(20)
Amortization of issuance costs	32
Interest expense related to the sale of future revenue	3,302
Liability related to the sale of future revenue, net (includes current portion of $1,905)	$52,288

Note 16.	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares.

As a result of the Company’s net loss incurred for the three months ended March 31, 2021 and 2020, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations for this period.  Therefore, basic and diluted net loss per share were the same for all periods presented as reflected below.

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(14,672)	$(16,530)
Denominator:
Weighted-average number of common shares – basic	35,563,275	33,569,694
Loss per common share – basic and diluted	$(0.41)	$(0.49)

As of March 31, 2021 and 2020, respectively, the Company’s potentially dilutive instruments included 3,905,192 and 2,947,192 options to purchase common shares and 13,491 and 44,036 unvested RSUs that were excluded from the computation of diluted weighted average shares outstanding because these securities had an antidilutive impact due to the losses reported. Similarly excluded as of March 31, 2021 and 2020, were potentially dilutive warrants for the purchase of 1,714,429 and 1,571,429 common shares, respectively.

Note 17.	Share-Based Compensation

The Company recognized share-based compensation in its Condensed Consolidated Statements of Operations and Comprehensive Loss during 2021 and 2020 as follows:

	Three Months Ended March 31,
	2021	2020
Manufacture and supply	$82	$63
Research and development	232	182
Selling, general and administrative	1,193	1,615
Total share-based compensation expenses	$1,507	$1,860

Share-based compensation from:
Restricted stock units	$38	$464
Stock options	1,469	1,396
Total share-based compensation expenses	$1,507	$1,860

Share-Based Compensation Equity Awards

The following tables provide information about the Company’s restricted stock unit and stock option activity during the three-month period ended March 31, 2021:

Restricted Stock Unit Awards (RSUs):	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2020	14	$11.38
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested as of March 31, 2021	14	$11.38
Grant date fair value of shares vested during the period	$—
Unrecognized compensation costs as of March 31, 2021	$67

Unrecognized compensation costs related to awards of RSUs are expected to be recognized over a weighted-average period of less than one year.

Stock Option Awards:	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding as of December 31, 2020	3,259	$8.14
Granted	656	5.30
Exercised, Forfeited, Expired	(10)	(3.55)

Outstanding as of March 31, 2021	3,905	$7.67
Vested and expected to vest as of March 31, 2021	3,742	$7.78
Exercisable as of March 31, 2021	1,592	$10.22

The fair values of stock options granted during the three months ended March 31, 2021 were estimated using the Black-Scholes pricing model based on the following assumptions:

Expected dividend yield	0%
Expected volatility	100%
Expected term (years)	6.1
Risk-free interest rate	1.0

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2021 was $4.19 During the three-month period ended March 31, 2021, stock options were granted with an exercise price of $5.30 and accordingly, given the Company’s share price of $5.20 at March 31, 2021, certain shares granted during this period provided intrinsic value at that date totaling $66.

As of March 31, 2021, $6,704 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average period of 1.9 years from the date of grant.

Note 18.	Income Taxes

The Company has accounted for income taxes under the asset and liability method, which requires deferred tax assets and liabilities to be recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts and respective tax bases of existing assets and liabilities, as well as net operating loss carryforwards and research and development credits.  Valuation allowances are provided if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company has considered the impact of the CARES Act in relation to the 2021 income tax provision. However, due to the full valuation allowance and no ability or intent to carryback the 2021 net operating loss, no impact is expected.

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three months ended March 31, 2021 and 2020, the Company recorded no income tax benefit from its pretax losses of $14,672 and $16,530, due to realization uncertainties.

The Company’s U.S. Federal statutory rate is 21%.  The primary factor impacting the effective tax rate for the three-month periods ended March 31, 2021 is the anticipated full year operating loss which will require full valuation allowances against any associated net deferred tax assets.

Note 19.	Contingencies

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

Patent-Related Litigation

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Dr. Reddy’s Labs. S.A. and Dr. Reddy’s Labs., Inc.,

On February 7, 2018, we and Indivior Inc. and Indivior UK Ltd. (collectively, “Indivior”) initiated a lawsuit against Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “Dr. Reddy’s”) asserting infringement of U.S. Patent No. 9,855,221 (the “221 patent”).  On April 3, 2018, we and Indivior initiated a separate lawsuit against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,931,305 (the “’305 patent”).  On May 29, 2018, the lawsuits regarding the ’221 and ’305 patents were consolidated which was originally initiated by Indivior against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,687,454 (the “’454 patent”).  On February 19, 2019, the Court granted the parties’ agreed stipulation to drop the ’221 patent from the case.  On January 8, 2020, the Court entered a stipulated order of non-infringement of the ’305 patent based on the Court’s claim construction ruling, and we and Indivior preserved our rights to appeal the claim construction ruling.

On November 22, 2019, Dr. Reddy’s filed an amended answer and counterclaims asserting conspiracy to monopolize against us and monopolization, attempted monopolization, and conspiracy to monopolize against Indivior under federal and New Jersey antitrust laws.  The Court denied our motion to dismiss Dr. Reddy’s counterclaims on August 24, 2020.  Fact discovery on Dr. Reddy’s antitrust counterclaims concluded on January 29, 2021.  On March 11, 2021, the court entered a stipulated order dismissing Dr. Reddy’s counterclaims against Aquestive.  We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

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

On November 21, 2019, Alvogen filed an amended answer and counterclaims asserting monopolization, attempted monopolization, and conspiracy to monopolize against us and Indivior under federal and New Jersey antitrust laws.  The court denied our motion to dismiss Alvogen’s counterclaims on August 24, 2020.  On November 2, 2020, Alvogen filed a second amended answer and counterclaims, removing its allegations of monopolization and attempted monopolization against us and asserting only conspiracy to monopolize against us.  Fact discovery on Alvogen’s antitrust counterclaims concluded on January 29, 2021.  Expert discovery is ongoing and is scheduled to continue through the beginning of August 2021.  Dispositive motions are currently due August 27, 2021.  There is no trial date set.  We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

BioDelivery Sciences International, Inc. v. Reckitt Benckiser Pharmaceuticals, Inc., RB Pharmaceuticals Limited and MonoSol Rx, LLC,

On September 20, 2014, BioDelivery Sciences International, Inc. (“BDSI”) initiated a lawsuit against us and RB seeking a declaratory judgment of non-infringement and invalidity of U.S. Patent No. 8,475,832 (the “’832 patent”), U.S. Patent No. 7,897,080 (the “’080 patent”), and U.S. Patent No. 8,652,378 (the “’378 patent”).  On December 12, 2014, BDSI voluntarily dismissed the ’378 patent from the case.  On December 12, 2015, the parties jointly moved the Court for a stay of the case pending inter partes review of the ’832 patent and reexamination of the ’080 patent.  On February 10, 2021, the parties submitted a covenant not to sue regarding the ’378 patent, as well as a joint status report notifying the court that BDSI will file a notice of dismissal of the case.  On March 8, 2021, BDSI filed a notice of dismissal, resolving the case.

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

Aquestive Therapeutics, Inc. v. BioDelivery Sciences International, Inc.,

On November 11, 2019, we initiated a lawsuit against BDSI asserting infringement of the ’167 patent in the Eastern District of North Carolina.  On April 1, 2020, the Court denied BDSI’s motion to stay and its motion to dismiss the complaint.  On April 16, 2020, BDSI filed its Answer and Counterclaims to the complaint, including counterclaims for non-infringement, invalidity, and unenforceability of the ’167 patent.  On May 7, 2020, we filed a Motion to Dismiss BDSI’s unenforceability counterclaim and a Motion to Strike BDSI’s corresponding affirmative defenses.  On May 28, 2020, BDSI amended its counterclaims and filed an Answer and Amended Counterclaims, which included additional allegations in support of BDSI’s unenforceability counterclaim.  On June 25, 2020, we filed a Motion to Dismiss BDSI’s Amended Counterclaim for unenforceability and a Motion to Strike BDSI’s corresponding affirmative defense of unenforceability.  BDSI filed its opposition to our Motion to Dismiss and Strike on July 16, 2020, and we filed our Reply on July 30, 2020.  On March 16, 2021, the court issued an order granting-in-part and denying-in-part Aquestive’s motion to dismiss BDSI’s counterclaims asserting unenforceability of the ’167 patent.  Aquestive filed its answer to the remaining portions of BDSI’s counterclaims on April 6, 2021.  Also, on April 6, 2021, the court issued an order requiring the parties to conduct a Rule 26(f) conference by May 6, 2021, and to submit a joint discovery plan by May 20, 2021.  BDSI also filed on April 6, 2021 a renewed motion to dismiss Aquestive’s complaint.  Aquestive’s opposition to BDSI’s renewed motion to dismiss is currently due April 27, 2021.  We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Antitrust Litigation

State of Wisconsin, et al. v. Indivior Inc., Reckitt Benckiser Healthcare (UK) Ltd., Indivior PLC, and MonoSol Rx, LLC,

On September 22, 2016, forty-one states and the District of Columbia, or the States, brought a lawsuit against Indivior and us in the U.S. District Court for the Eastern District of Pennsylvania alleging violations of federal and state antitrust statutes and state unfair trade and consumer protection laws relating to Indivior’s launch of Suboxone Sublingual Film in 2010 and seeking an injunction, civil penalties, and disgorgement. After filing the lawsuit, the case was consolidated for pre-trial purposes with the In re Suboxone (Buprenorphine Hydrochloride and Naloxone) Antitrust Litigation, MDL No. 2445, or the Suboxone MDL, a multidistrict litigation relating to putative class actions on behalf of various private plaintiffs against Indivior relating to its launch of Suboxone Sublingual Film. While we were not named as a defendant in the original Suboxone MDL cases, the action brought by the States alleges that we participated in an antitrust conspiracy with Indivior in connection with Indivior’s launch of Suboxone Sublingual Film and engaged in related conduct in violation of federal and state antitrust law. We moved to dismiss the States’ conspiracy claims, but by order dated October 30, 2017, the Court denied our motion to dismiss. We filed an answer denying the States’ claims on November 20, 2017.  Daubert motions were filed on September 28, 2020, and oppositions were filed on October 19, 2020.  On February 19, 2021, the court issued an order denying all Daubert motions.  On March 8, 2021, Aquestive filed a motion for summary judgment.  The States’ response to Aquestive’s summary judgment motion is due April 15, 2021, and Aquestive’s reply is due May 11, 2021.  No trial date has yet been set. We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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

On September 21, 2020, Centene Corporation (“Centene”) and other related insurance payors filed a similar lawsuit against us and Indivior in the Eastern District of Missouri.  The counsel representing Humana is also representing Centene.  On September 21, 2020, the Centene action was provisionally transferred to the Eastern District of Pennsylvania by the United States Judicial Panel on Multidistrict Litigation.  On January 15, 2021, we filed a motion to dismiss the Centene and Humana complaints.  The other defendants in the actions also filed motions to dismiss on the same date. Centene and Humana filed their oppositions to the motions to dismiss on February 22, 2021, and Aquestive and the other defendants filed reply briefs on March 16, 2021.  There is currently no hearing set on the motions to dismiss and the parties are awaiting action from the court on the motions to dismiss.  We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

California Litigation

Neurelis, Inc. v. Aquestive Therapeutics, Inc.,

On December 5, 2019, Neurelis filed a lawsuit against us in the Superior Court of California, County of San Diego alleging the following three causes of action: (1) Unfair Competition under California Business and Professional Code § 17200; (2) Defamation; and (3) Malicious Prosecution.  Neurelis filed a First Amended Complaint on December 9, 2019, alleging the same three causes of action.  We filed a Motion to Strike Neurelis’s Complaint under California’s anti-SLAPP (“strategic lawsuit against public participation”) statute on January 31, 2020, which Neurelis opposed.  On August 6, 2020, the Court issued an order granting in part and denying in part our anti-SLAPP motion.  We filed a notice of appeal to the California Court of Appeal on September 1, 2020, and Neurelis filed a notice of cross-appeal on October 5, 2020.  We filed our opening appeal brief on January 27, 2021, and Neurelis filed its combined opening and responsive appeal brief on March 30, 2021.  Aquestive’s combined response and reply brief is due June 1, 2021 and briefing on the appeal is anticipated to end in July 2021.  There is no date yet set for a hearing on the appeal. The trial court proceedings remain stayed while the appeal is pending.  We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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

Note 20.	Subsequent Events

(A) Continued Utilization of the At-The-Market Facility

The Company continued utilization of  its At-The-Market facility from April 1 through April 30, 2021 and sold 367,886 shares which generated net proceeds of approximately $1,679.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section in conjunction with our unaudited condensed interim consolidated financial statements and related notes included in Part I Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2020 and 2019 included in our 2020 Annual Report on Form 10-K. All dollar amounts are stated in thousands except for share data.

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

These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of Libervant™, AQST-108-SF and AQST-109-SF through the regulatory and development pipeline; the focus on growing the Company’s commercial sales of Sympazan® and continuing to manufacture Suboxone®, Exservan® and other licensed products; the ability to address the concerns identified in the FDA’s Complete Response Letter dated September 25, 2020 regarding the New Drug Application for Libervant and obtain FDA approval of Libervant for U.S. market access; clinical trial timing and plans for AQST-108-SF and AQST-109-SF; the 2021 financial outlook; and business strategies, market opportunities, and other statements that are not historical facts.  These forward-looking statements are also subject to the uncertain impact of the COVID-19 global pandemic on our business including with respect to our clinical trials including site initiation, patient enrollment and timing and adequacy of clinical trials; on regulatory submissions and regulatory reviews and approvals of our product candidates; pharmaceutical ingredients and other raw materials supply chain, manufacture and distribution; sale of and demand for our products; our liquidity and availability of capital resources, customer demand for our products and services; customers’ ability to pay for goods and services; and ongoing availability of an appropriate labor force and skilled professionals.  Given these uncertainties the Company is unable to provide assurance that operations can be maintained as planned prior to the COVID-19 pandemic.

These forward-looking statements are also based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Such risks and uncertainties include, but are not limited to, risks associated with the Company’s development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials and plans; risk of delays in regulatory advancement through the FDA of Libervant and our other drug candidates or failure to receive approval, including the failure to receive orphan drug exclusivity; risk that a competitor obtains other FDA marketing exclusivity that blocks U.S. market access for Libervant or any of our other product candidates; risk inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); risks and uncertainties concerning the revenue stream from the monetization of the Company’s royalty rights for the product KYNMOBI®, as well as the achievement of royalty targets worldwide or in any jurisdiction and certain other commercial targets required for contingent payments under the KYNMOBI monetization transaction; risk of development of our sales and marketing capabilities; risk of sufficient capital and cash resources, including access to available debt and equity financing and revenues from operations, to satisfy all of our short-term and longer-term cash requirements and other cash needs, at the times and in the amounts needed; risk of failure to satisfy all financial and other debt covenants and of any default; risk related to government claims against Indivior for which we license, manufacture and sell Suboxone® and which accounts for the substantial part of our current operating revenues; risks related to the outsourcing of certain marketing and other operational and staff functions to third parties; risk of the rate and degree of market acceptance of our product and product candidates; the success of any competing products including generics, risk of the size and growth of our product markets; risk of compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to the Company’s products; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business; risk of loss of significant customers; risks related to legal proceedings including patent infringement, securities, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; the COVID-19 pandemic and its impact on our business; uncertainties related to general economic, political, business, industry, regulatory and market conditions and other unusual items; and other uncertainties affecting the Company including those described in the “Risk Factors” section and in other sections included in this Annual Report on Form10-K, in our Quarterly Reports on Form 10-Q, and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC).  Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made.  All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. The Company assumes no obligation to update forward-looking statements, or outlook or guidance after the date of this Annual Report whether as a result of new information, future events or otherwise, except as may be required by applicable law.  Readers should not rely on the forward-looking statements included in this Quarterly Report on Form 10-Q as representing our views as of any date after the date of the filing of this Quarterly Report on Form 10-Q whether as a result of new information, future events or otherwise, except as may be required by applicable law.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in the risk factors of our 2020 Annual Report on Form 10-K.

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

Proprietary CNS Product Portfolio

We have initially focused our proprietary product pipeline on certain difficult to treat CNS diseases. Our two most advanced assets within our proprietary CNS portfolio, focused on epilepsy, are as follows:

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

•
Libervant™ – a buccally, or inside of the cheek, administered soluble film formulation of diazepam is our most advanced proprietary investigational product candidate, which we intend to self-commercialize, subject to FDA approval for U.S. market access.  Aquestive is developing Libervant as an alternative to device-dependent rescue therapies currently available to patients with refractory epilepsy, which are a rectal gel and nasal sprays. In late September 2020, we received a complete response letter (“CRL”) from the FDA focusing on dosing issues in certain weight groups.  At a Type A meeting with the FDA in November, the FDA confirmed that these issues may be addressed by utilizing modeling and simulations for an updated dosing regimen. The Company resubmitted a revised weight-based dosing regimen with modeling and simulations in December 2020. As recently announced, the FDA provided feedback on the December submission which provided clarity regarding the information that the Agency expected to see in the Company’s population pharmacokinetic model and safety data as it relates specifically to the patient population included in the studies. The Company will be working on the NDA to provide a resubmission in a form that the Company believes will be acceptable to the FDA.  Based upon the FDA’s feedback at the Type A meeting as well as further guidance from the Agency, the Company continues to believe that no further clinical studies are necessary. The Company expects to resubmit its NDA at the end of the second quarter of 2021. Once the NDA is resubmitted, the Company anticipates a six-month review process.  We are seeking to demonstrate that Libervant will, if approved by the FDA, represent a “major contribution to patient care” within the meaning of FDA regulations and guidance, as compared to available treatment options, as the first, non-device delivered, oral diazepam-based product available to manage seizure clusters in epilepsy patients. However, overcoming the orphan drug marketing exclusivity is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such marketing exclusivity and approve Libervant for U.S. market access. Further, there can be no assurance that a competitor will not obtain other FDA marketing exclusivity that blocks U.S. market access for Libervant. Any failure to obtain FDA approval of and to demonstrate clinical superiority for Libervant would have a material adverse effect on our business, financial condition and results of operations in 2021 and later. More details on this product approval are described in the “Competition” section of Item I. Business of the Company’s 2020 Annual Report on Form 10-K.

Complex Molecule Portfolio

We have also developed a proprietary pipeline of complex molecule-based products as alternatives to invasively administered standard of care injectable therapeutics addressing large market opportunities beyond CNS indications.

The active programs in our complex molecule portfolio are:

•
AQST-108-Sublingual Film (or SF) – is a “first of its kind” oral sublingual film formulation delivering systemic epinephrine that is in development for the treatment of anaphylaxis. AQST-108-SF is composed of the prodrug dipivefrin, which is contained within a unique polymeric matrix of Aquestive’s Pharmfilm® technology. Dipivefrin is currently approved by the FDA for ophthalmic indications. Dipivefrin is enzymatically cleaved systemically into epinephrine after administration. The Company submitted an IND for AQST-108-SF to the FDA on June 23, 2020.  The FDA confirmed that the drug candidate will be reviewed under the 505(b)(2) regulatory approval pathway. We expect that this pathway will provide the means to more expedient and less costly development and filing. We recently completed a second pharmacokinetic (PK) trial for AQST-108-SF. The Phase 1 study featured a 4-treatment crossover design that compared the pharmacokinetics, safety and pharmacodynamics of epinephrine administered in a sublingual film to that of epinephrine administered via both subcutaneous and intramuscular injections in 28 healthy adult subjects.  Based on top-line results, AQST-108-SF was generally well-tolerated, with adverse events observed that are consistent with the known adverse events profile for epinephrine. AQST-108-SF also achieved a similar time to maximal concentrations, or Tmax, when compared to both the subcutaneous and intramuscular injections of epinephrine. The first PK trial for AQST-108-SF was a single ascending dose study that compared pharmacokinetics, safety and pharmacodynamics of epinephrine administered in a sublingual film at ascending dose levels in 6-12 healthy adult subjects per dose level. In this study AQST-108-SF was generally well tolerated, with adverse events observed that are consistent with the known adverse events profile for epinephrine.  The data from both this Phase 1 PK trial and the previous trials collectively demonstrate that AQST-108-SF can consistently deliver epinephrine. sublingually and, after receiving AQST-108-SF, all subjects had measurable plasma concentrations of epinephrine. In March 2021 Health Canada approved our dossier for a third Phase 1 PK trial.  We plan on meeting with the FDA in the second half of 2021 to review these results and discuss next steps in the development of AQST-108-SF.  Epinephrine is the standard of care in the treatment of anaphylaxis and is currently administered via subcutaneous or intramuscular injection. The current market leader is a single-dose, pre-filled automatic injection device. As a result of administration via subcutaneous or intramuscular injection, many patients and their caregivers are reluctant to use currently available products, resulting in increased hospital visits and overall cost of care to treat anaphylactic events. The data from the Company’s previously completed Phase 1 dose escalation study demonstrated that AQST-108-SF achieved similar ranges of mean values of maximum concentration (Cmax) and time to reach maximum concentration (Tmax) to that reported for injectables provided a greater total exposure (AUC0-t; area under the curve) than that reported for the injectables and had less interpatient variability when compared to the degree of variation (CV%) data reported for injectables, and was well tolerated, with no study participants discontinuing participation due to an adverse event. We believe that, as a result of its sublingual administration, AQST-108-SF will improve patient adherence and lower the total cost of care.

•
AQST-109-SF – AQST-109-SF – is a next generation prodrug sublingual film formulation of epinephrine that Aquestive intends to develop for treatment of allergic reactions including anaphylaxis. In vitro tests and preclinical studies indicate that AQST-109-SF has the potential to absorb more extensively, convert more rapidly to systemic epinephrine, utilize less drug and provide a unique profile when compared to AQST-108-SF. Aquestive anticipates conducting and completing a single ascending dose PK study in the second half of 2021.  Based upon receiving favorable topline results from the study, Aquestive intends to request a pre-IND meeting with the FDA.

•
AQST-305-SF – is a sublingual film formulation of octreotide, a small peptide that has a similar pharmacological profile to natural somatostatin, for the treatment of acromegaly, as well as severe diarrhea and flushing associated with carcinoid syndrome.  Acromegaly is a hormone disorder that results in the overproduction of growth hormone in middle-aged adults. Octreotide is the standard of care for the treatment of acromegaly.  The current market leader, Sandostatin®, is administered via deep subcutaneous or intramuscular injections once a month.  This monthly treatment regimen can result in loss of efficacy toward the end of the monthly treatment cycle.  We are developing AQST-305-SF as a non-invasive, pain-free alternative to Sandostatin to reduce treatment burden, healthcare costs and the potential loss of efficacy in the treatment cycle.  AQST-305-SF has shown promising preclinical and human proof of concept results.  While we focus our efforts on Libervant and AQST-108-SF in the short-term, we have taken the necessary steps to prepare AQST-305-SF for additional research trials.

Licensed Commercial Products and Product Candidates

Our portfolio also includes products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the years ended December 31, 2020 and 2019, our licensed product portfolio generated $40.2 million and $49.7 million in revenue to Aquestive, respectively. Those products include:

•
Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone Sublingual Film was launched by our licensee, Indivior Inc., or Indivior, in 2010. Suboxone Sublingual Film is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone Sublingual Film and have produced over 2.2 billion doses of Suboxone since its launch in 2010.  As of January 31, 2021, Suboxone branded products retain approximately 40% film market share as generic film-based products have penetrated this market.  We have filed patent infringement lawsuits against certain companies relating to generic film-based products for buprenorphine-naloxone.  More details regarding these lawsuits are described in the unaudited financial statements, Note 19. Contingencies, contained herein.

•
ExservanTM (riluzole) – has been developed, utilizing our proprietary PharmFilm technology, for the treatment of amyotrophic lateral sclerosis (ALS).  We believe that Exservan, via our orally administered dosage form, can bring meaningful assistance to patients who are diagnosed with ALS and face difficulties swallowing traditional forms of medication. Exservan was approved by the FDA on November 22, 2019. During the fourth quarter of 2019, we announced the grant of a license to Zambon S.p.A. for the development and commercialization of Exservan Oral Film in the European Union (EU) for the treatment of ALS. Zambon is a multinational pharmaceutical company with a focus on the CNS therapeutic area. Under the terms of the license agreement, an upfront payment was paid to Aquestive for the development and commercialization rights of Exservan in the EU, and Aquestive will be paid development and sales milestone payments and low double-digit royalties on net sales of the product in the EU.  Zambon is responsible for the regulatory approval and marketing of Exservan in the countries where Zambon seeks to market the product, and Aquestive will be responsible for the development and manufacture of the product.

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

Our office-based colleagues have generally been working from home since March 2020.  With additional protections and protocols the Company has maintained appropriate and necessary staffing levels at both our laboratory and manufacturing sites. In Q1 2020 we suspended in-person interactions by our sales and marketing personnel and engaged remotely to support our commercialization efforts.  Sales and marketing practices continue to evolve in accordance with changing local rules and regulations.  Virtual interactions remain a significant portion of our interactions with healthcare providers.  The landscape continues to evolve as localities reestablish and/or ease restrictions, as the case may be, with the rise and fall of new case rates and the rollout of vaccinations.

Critical Accounting Policies and Use of Estimates

See Note 3, Summary of Significant Accounting Policies, to our condensed consolidated financial statements, included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable.  For a discussion of critical accounting policies that affect our judgments and estimates used in the preparation of our consolidated financial statements, refer to “Critical Accounting Policies and Use of Estimates” in our 2020 Annual Report on Form 10-K.

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

Financial Operations Overview

Revenues

Our revenues to date have been earned from our manufactured products made to order for licensees as well as revenue from our self-developed, self-commercialized proprietary product, Sympazan®.  Revenues are also earned from our product development services provided under contracts with customers, and from the licensing of our intellectual property.  These activities generate revenues in four primary categories: manufacture and supply revenue, co-development and research fees, license and royalty revenue, and proprietary product sales, net.

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

Proprietary Product Sales, Net

We commercialized our first proprietary CNS product, Sympazan, in December 2018.  We currently sell Sympazan through wholesalers for distribution through retail and specialty pharmacies. Revenues from sales of proprietary product are recorded net of prompt payment discounts, wholesaler service fees, returns allowances, rebates and co-pay support redemptions, each of which are described in more detail below. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale. The Company includes these estimated amounts in connection with the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. The calculation of some of these items requires management to make estimates based on sales data, historical return data, contracts and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis.

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

We expect to continue to seek to rationalize and manage costs to reflect the declining production volumes of Suboxone.  We reduced the cost of manufacturing and supply in late 2019 and continued throughout 2020 in order to recognize the declining volume of Suboxone that will continue declining in 2021. We expect our manufacture and supply costs and expenses to decrease over the next several years due to the decline in Suboxone volumes as the generics in that market continue to take market share, modestly offset by the commercialization of our proprietary products, starting with Sympazan launched in December 2018.  In addition to our proprietary products coming online, we may add licensee products which may need additional resources to manufacture.  If such growth should occur for higher volume product opportunities such as Suboxone, we would incur increased costs associated with hiring additional personnel to support the increased manufacturing and supply costs arising from higher manufactured volumes from proprietary and licensed products.

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

We expect our research and development expenses to continue to be significant over the next several years as we continue to develop existing product candidates such as AQST-108-SF, AQST-109-SF, AQST-305-SF and others, and we identify and develop or acquire additional product candidates and technologies.  We may hire or engage additional skilled colleagues or third parties to perform these activities, conduct clinical trials and ultimately seek regulatory approvals for any product candidate that successfully completes those clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits, share-based compensation, commercialization and marketing costs and other related costs for executive, finance, selling and operational personnel. Other costs include facility and related costs not otherwise included in research and development expenses such as: professional fees for patent-related and other legal expenses, consulting, tax and accounting services; insurance; selling; market research; advisory board and key opinion leaders; depreciation; and general corporate expenses, inclusive of IT systems related costs.

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

We will continue to manage business costs to appropriately reflect the declining state of Suboxone revenue, the marketing and sales costs related to Sympazan and other external factors affecting our business, including the continuing impact of the COVID-19 pandemic, as we continue to focus on our core business:

•	Seeking to obtain the approval and subsequent launch of Libervant, subject to approval by the FDA for U.S. market access, which cannot be assured;

•	Continuing the development of AQST-108-SF and AQST-109-SF along the 505(b)(2) pathway; and

•	Growing the revenue contribution from Sympazan as a first step to position Aquestive in the epilepsy community.

Interest Expense

Interest expense consists of interest costs on our 12.5% Notes at a fixed rate of 12.5%, payable quarterly, as well as amortization of loan costs and the debt discount.  The 12.5% Notes are discussed in Note 13, 12.5% Senior Secured Notes due 2025, to our consolidated financial statements. See Liquidity and Capital Resources below for further detail on our 12.5% Notes.

Royalties and Interest Expense related to the Sale of Future Revenue

On November 3, 2020, we entered into a Purchase and Sale Agreement (the “Monetization Agreement”) with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management (“Marathon”).  Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®. KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through March 31, 2021 under the Monetization Agreement.

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

As royalties are remitted to Marathon from Sunovion, the collection of the royalty receivable and balance of the liability related to the sale of future revenue will be effectively repaid over the life of the agreement.  In order to determine the amortization of the liability related to the sale of future revenue, we are required to estimate the total amount of future royalty and milestone payments to Marathon over the life of the Monetization Agreement and contingent milestone payments from Marathon to the Company.  The sum of future royalty payments less the $50,000 in proceeds received and future contingent payments will be recorded as interest expense over the life of the Monetization Agreement. At execution, the estimate of this total interest expense resulted in an effective annual interest rate of approximately 24.9%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the life of the Monetization Agreement.  The Company will periodically assess the estimated royalty and milestone payments to Marathon from Sunovion and contingent milestone payments from Marathon to the Company. To the extent the amount or timing of such payments is materially different from the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense.  There are a number of factors that could materially affect the amount and timing of royalty and milestone payments to Marathon from Sunovion, and correspondingly, the amount of interest expense recorded by the Company, most of which are not under our control.  Such factors include, but are not limited to, changing standards of care, the initiation of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in government health authority imposed restrictions on the use of products, significant changes in foreign exchange rates as the royalties remitted to Marathon are made in U.S. dollars (USD) while a portion of the underlying sales of KYNMOBI® will  be made in currencies other than USD, and other events or circumstances that are not currently foreseen.  Changes to any of these factors could result in increases or decreases to both royalty revenue and interest expense related to the sale of future revenue.

Interest Income and other income (expense), net

Interest income and other income (expense), net consists of earnings derived from an interest-bearing account and other miscellaneous income and expense items.  The interest-bearing account has no minimum amount to be maintained in the account nor any fixed length of period for which interest is earned.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2021 and 2020

Revenues:

The following table sets forth our revenue data for the periods indicated.

	Three Months Ended March 31,		Change
(In thousands, except %)	2021	2020	$	%
Manufacture and supply revenue	$6,511	$6,916	$(405)	(6)%
License and royalty revenue	2,361	426	1,935	454%
Co-development and research fees	438	263	175	67%
Proprietary product sales, net	1,812	1,160	652	56%
Total revenues	$11,122	$8,765	$2,357	27%

For the three-month period ended March 31, 2021, total revenues increased 27% or $2,357 to $11,122 compared to revenues of $8,765 for the same period in the prior year. The increase was due to increases in license and royalty revenue, co-development and research fees, proprietary product sales, net offset in part by a decrease in manufacture and supply revenue.

Manufacture and supply revenue decreased 6% or $405 to $6,511 for the three-month period ended March 31, 2021 compared to $6,916 for the same period in the prior year. This decrease was due to lower volume in 2021 due to generic competition.

License and royalty revenue increased 454% or $1,935 to $2,361 for the three-month period ended March 31, 2021 compared to $426 for the same period in the prior year. This increase was due to recognition of remaining deferred revenue associated with the license and supply agreement with Fortovia Therapeutics which was terminated in the first quarter of 2021. The Company has no further performance obligations after termination of the license and supply agreement.

Co-development and research fees increased 67% or $175 to $438 for the three-month period ended March 31, 2021 compared to $263 for the same period in the prior year. The increase was driven by the timing of the achievement of research and development performance obligations and are expected to fluctuate from one reporting period to the next.

Proprietary product sales, net increased 56% or $652 to $1,812 for the three-month period ended March 31, 2021 compared to $1,160 for the same period in the prior year.  Since Sympazan’s launch in 2018, acceptance with the medical and patient communities has steadily improved leading to increased prescriptions and improved payor approval rates.

Expenses and Other:

	Three Months Ended March 31,		Change
(In thousands, except %)	2021	2020	$	%
Manufacture and supply	$2,757	$3,659	$(902)	(25)%
Research and development	3,659	4,354	(695)	(16)%
Selling, general and administrative	13,231	14,613	(1,382)	(9)%
Interest expense	2,761	2,771	(10)	—%
Interest expense related to the sale of future revenue	3,334	—	3,334	100%
Interest (income) and other (income) expense, net	52	(102)	154	(151)%

Manufacture and supply costs and expenses decreased 25% or $902 to $2,757  for the three-month period ended March 31, 2021 compared to $3,659 for the same period in the prior year.  The decrease was primarily due to lower volumes of Suboxone production.

Research and development expenses decreased 16% or $695 to $3,659 for the three-month period ended March 31, 2021  compared to $4,354 for the same period in the prior year. Research and development expenses are driven primarily by the timing of clinical trial and other product development activities associated with the Company’s pipeline.

Selling, general and administrative expenses decreased 9% or $1,382 to $13,231 for the three-month period ended March 31, 2021 as compared to $14,613 for the same period in the prior year. The decrease was driven by lower Sympazan sales and marketing costs in the first quarter of 2021.

Interest expense decreased by $10 to $2,761 for the three-month period ended March 31, 2021 compared to $2,771 for the same period in the prior year.

Interest expense related to the sale of future revenue was $3,334 for the three-month period ended March 31, 2021.  This amount is due to the accounting associated with the sale of future revenue related to KYNMOBI® sold to Marathon on November 3, 2020 and does not represent a monetary obligation or cash output at any time during the life of the transaction. See note 15 for details.

Interest (income) and other (income) expense, net decreased $154 to $52 for the three-month period ended March 31, 2021 compared to $(102) for the same period in the prior year. This decrease was due to the fair value adjustment of the put option related to the 12.5% Senior Secured Notes.  See note 13 for details.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2021, the Company has experienced a history of net losses and the Company’s accumulated deficits totaled $200,929 which have been partially funded by gross margins from sales of commercialized licensed and proprietary products,  license fees, milestone and royalty payments from our commercial partners and co-development licensees, and with the balance of the related funding requirements met by the Company’s equity and debt offerings, including the Senior Secured Notes due 2025 (the “12.5% Notes”). In 2019, the Company raised funding totaling $52,226, consisting of net proceeds of $13,110 from the refinancing of debt in July 2019, $37,295 from the public offering of 8,050,000 shares of common stock in December 2019, and $1,821 from the exercise of warrants in connection with the debt financing.  We had $27,498 in cash and cash equivalents as of March 31, 2021.

On November 3, 2020, we entered into a Purchase and Sale Agreement (the “Monetization Agreement”) with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management (“Marathon”).  Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®. KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through March 31, 2021 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000.

With the upfront proceeds of the monetization, we repaid $22,500 of the 12.5% Notes, and issued $4,000 of new 12.5% Notes in lieu of paying a prepayment premium on the early repayment of the 12.5% Notes, reducing the aggregate principal balance of 12.5% Notes outstanding to $51,500.  In addition, the holders of the 12.5% Notes agreed to extend to December 31, 2021 our ability to access, at our option, and additional $30,000 of 12.5% Notes re-openers under the Indenture.  The first $10,000 12.5% Notes re-opener represents a commitment of such amount by current holders of 12.5% Notes, at our option, contingent upon FDA approval of our product candidate Libervant.  A second $20,000 12.5% Notes re-opener represents a right, at our option, to market to current holders of our 12.5% Notes, and/or other lenders, additional senior notes up to such amount, contingent upon FDA approval of Libervant for U.S. market access.  If and to the extent that we access these re-openers, we will grant warrants to purchase up to 714,000 shares of common stock, with the strike price calculated based on the 30-day volume weighted average closing price of our common stock at the warrant grant date.  In addition, as of the closing of this transaction, we issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of our common stock.

The Company began utilizing its “At-The-Market” (ATM) facility in November 2020 which has generated net cash proceeds of approximately $15,945 as of March 31, 2021.  On March 26, 2021, the Company entered into Amendment No. 1 to the equity distribution agreement, to permit the offering of an unlimited amount of shares of common stock of the Company thereunder, subject to the terms and conditions set forth in the equity distribution agreement. The Company filed a prospectus supplement to offer up to an additional $50,000 of shares of common stock pursuant to the amended equity distribution agreement. This ATM facility, as amended, has approximately $57,111 available at March 31, 2021.

Cash Flows

Three-Month Periods Ended March 31, 2021 and 2020

(in thousands)	2021	2020
Net cash (used for) operating activities	$(14,097)	$(13,637)
Net cash (used for) investing activities	(103)	(131)
Net cash (used for)/provided by financing activities	9,891	(37)
Net decrease in cash and cash equivalents	$(4,309)	$(13,805)

Net Cash (Used for) Operating Activities

Net cash used for operating activities for the three-month period ended March 31, 2021 was $14,097.  The use of cash was primarily the result of our net loss of $14,672, use of cash from changes in operating assets and liabilities of $6,340 partially offset by non-cash operating expenses of $6,915. The non-cash operating expenses of primarily resulted from interest expense related to sale of future revenue of $3,302, share-based compensation expense of $1,507, and $2,106 related to depreciation, amortization, and amortization of debt issuance costs.

Net cash used for operating activities for the three-month period ended March 31, 2020 was $13,637.  The use of cash was primarily the result of our net loss of $16,530, use of cash from changes in operating assets and liabilities of $294 partially offset by non-cash operating expenses of $3,187. The non-cash operating expenses of primarily resulted from, share-based compensation expense of $1,860, and $1,327 related to depreciation, amortization, and amortization of debt issuance costs.

Net Cash (Used for) Investing Activities

Net cash used for investing activities was $103 for the three-month period ended March 31, 2021 compared to $131 for the comparative prior year period.

Net Cash (Used for)/Provided by Financing Activities

Net cash provided for financing activities was $9,891 for the three-month period ended March 31, 2021 compared to $37 net cash used during the corresponding period in 2020.  The cash provided by financing activities in the first quarter 2021 was due to net proceeds from the sale of shares under the ATM facility.  The cash used in financing activities in the first quarter of 2020 is due to payment for withholding taxes on share-based compensation offset, in part, by proceeds received from employees participating in the Company’s Employee Stock Purchase Plan.

Funding Requirements

The Company expects that its existing cash and cash equivalents, as of March 31, 2021, together with anticipated revenues from licensed and proprietary products, ATM activity, and expense management activities (as further described below), will be adequate to fund our expected cash requirements for the next 12 months.  In addition, the Company has potential sources of capital under its existing shelf registration statement and re-openers under its 12.5% Notes as it continues to execute its business strategy and has access to appropriate financial markets for debt or equity financings, or a combination of these potential sources of funds, although management can provide no assurance that any of these sources of funding, either individually or in combination, will be available on reasonable terms, if at all. In addition, the Company may be required to utilize available financial resources sooner than expected.  Management has based its expectation on assumptions that could change or prove to be inaccurate, either due to the impact of COVID-19 or to unrelated factors including factors arising in the capital markets, asset monetization markets, regulatory approval process, regulatory oversight and other factors.  Key factors and assumptions inherent in our planned continued operations and anticipated growth include, without limitation, those related to the following:

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

We expect to continue to manage business costs to appropriately reflect the potential declining state of Suboxone revenue, the marketing and sales costs related Sympazan, the proceeds from the KYNMOBI® Monetization Agreement, and other external resources or factors affecting our business including, if available, any future potential issuances of additional 12.5% Notes under the Indenture, net proceeds or future equity financing, other future access to the capital markets or other potential available sources of liquidity, as well as the uncertainties associated with the coronavirus pandemic. In doing so, we plan to continue to focus on the core drivers of value for our stockholders, including, more importantly continued investments in our ongoing product development and planned commercialization activities in support of Libervant, AQST-108-SF and AQST-109-SF.  Until profitability is achieved, if at all, additional capital and/or other financing or funding will be required, which could be material, to further advance the development and commercialization of Libervant, AQST-108-SF and AQST-109-SF, if approved by the FDA for U.S. market access, both of which are subject to regulatory approval, and to meet our other cash requirements, including debt service.  We plan to conservatively manage our pre-launch spending as both timing and level relating to Libervant, including cost rationalization associated with marketing and selling Sympazan.  In this regard, absent spending on launch activities for Libervant, we expect to continue to spend less on commercialization in 2021 compared to 2020.  Even as such, we expect to incur losses and negative cash flows for the foreseeable future and therefore we expect to be dependent upon external financing and funding to achieve our operating plan.

The sufficiency of our short-term and longer-term liquidity is directly impacted by our level of operating revenues and our ability to achieve our operating plan for revenues, regulatory approval in the time period planned of our late-stage proprietary products and our ability to monetize other royalty streams or other licensed rights within planned timeframes. Although we may also be entitled to further potential milestones, royalty and other payments under our Indivior Supplemental Agreement, which are suspended and may only be reinstated if Indivior successfully adjudicates or settles the related patent infringement litigation, and under the Monetization Agreement, there can be no assurance when, or if, any such payments may be realized. Our operating revenues have fluctuated in the past and can be expected to fluctuate in the future. We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and we have a significant level of debt on which we have substantial ongoing debt repayment and debt service obligations have principal repayments aggregating $2,575 related to our 12.5% Notes due in the second half of 2021. A substantial portion of our current and past revenues has been dependent upon our licensing, manufacturing and sales with one customer, Indivior, which is expected to continue while we commercialize our own proprietary products and it could take significantly longer than planned to achieve anticipated levels of cash flows to help fund our operations and cash needs from sales of our proprietary products other than Suboxone.

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

If adequate funds are not available for our short-term or longer-term liquidity needs and cash requirements as and when needed, we would be required to engage in expense management activities such as reducing staff, delaying, significantly scaling back, or even discontinuing some or all of our current or planned research and development programs and clinical and other product development activities, or reducing our planned commercialization efforts and otherwise significantly reducing our other spending and adjusting our operating plan, and we would need to seek to take other steps intended to improve our liquidity. We also may be required to evaluate additional licensing opportunities, if any become available, of our proprietary product candidate programs that we currently plan to self-commercialize or explore other potential liquidity opportunities or other alternatives or options or strategic alternatives, although we cannot assure that any of these actions would be available or available on reasonable terms.

See also the risk factors below concerning the significant risks and uncertainties concerning the Company’s business, operations, financial results and capital resources associated with the impact of the global coronavirus pandemic.

Off-Balance Sheet Arrangements

During the period presented, we did not have any material off balance sheet arrangements, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entries often referred to as structured finance or special purpose entities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K promulgated by the SEC under the U.S. Securities Act of 1933, as amended, we are not required to provide the information required by this Item 3.

Item 4.	Controls and Procedures

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

As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For more information on Legal Proceedings, see Part I Item I. Financial Statements (Unaudited), Note 19. Contingencies.

Item 1A.	Risk Factors

You should carefully review and consider the information regarding certain risks and uncertainties facing the Company that could have a material adverse effect on the Company’s business prospects, financial condition, results of operations, liquidity and available capital resources set forth in Part I, Item 1A of the Company’s 2020 Annual Report on Form 10-K .

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

Aquestive Therapeutics, Inc. (REGISTRANT)

Date:	May 4, 2021	/s/ Keith J. Kendall
Keith J. Kendall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2021	/s/ A. Ernest Toth, Jr.
A. Ernest Toth, Jr.
Interim Chief Financial Officer
(Principal Financial Officer)