Form 10-Q
period 2021-06-30
Aquestive Therapeutics, Inc.
filed 2021-08-03
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of outstanding shares of the registrant’s common stock, par value of $0.001 per share, as of the close of business on July 26, 2021 was 38,886,465.

AQUESTIVE THERAPEUTICS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (Unaudited)

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$34,234	$31,807
Trade and other receivables, net	12,127	6,955
Inventories, net	2,839	2,461
Prepaid expenses and other current assets	1,798	3,402
Total current assets	50,998	44,625
Property and equipment, net	5,791	6,873
Right-of-use assets, net	3,102	3,448
Intangible assets, net	76	102
Other non-current assets	6,908	7,836
Total assets	$66,875	$62,884

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$8,100	$7,089
Accrued expenses	6,583	8,569
Lease liabilities, current	823	728
Deferred revenue, current	642	693
Liability related to the sale of future revenue, current	1,737	1,450
Loans payable, current	5,150	2,575
Total current liabilities	23,035	21,104
Loans payable, net	34,070	34,329
Liability related to the sale of future revenue, net	53,003	47,524
Lease liabilities	2,415	2,846
Deferred revenue	6,351	3,633
Other non-current liabilities	1,770	1,945
Total liabilities	120,644	111,381
Contingencies (Note 19)

Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; 38,568,242 and 34,569,254 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	39	35
Additional paid-in capital	159,488	137,725
Accumulated deficit	(213,296)	(186,257)
Total stockholders’ deficit	(53,769)	(48,497)
Total liabilities and stockholders’ deficit	$66,875	$62,884
See accompanying notes to the condensed consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$15,345	$21,675	$26,467	$30,440
Costs and expenses:
Manufacture and supply	4,466	3,539	7,223	7,198
Research and development	4,262	3,847	7,921	8,201
Selling, general and administrative	13,134	13,894	26,365	28,507
Total costs and expenses	21,862	21,280	41,509	43,906
(Loss) income from operations	(6,517)	395	(15,042)	(13,466)
Other income/(expenses):
Interest expense	(2,757)	(2,747)	(5,518)	(5,518)
Interest expense related to the sale of future revenue, net	(3,466)	—	(6,800)	—
Interest income and other income, net	373	18	321	120
Net loss before income taxes	(12,367)	(2,334)	(27,039)	(18,864)
Income taxes	—	—	—	—
Net loss	$(12,367)	$(2,334)	$(27,039)	$(18,864)
Comprehensive loss	$(12,367)	$(2,334)	$(27,039)	$(18,864)

Net loss per share - basic and diluted	$(0.33)	$(0.07)	$(0.74)	$(0.56)
Weighted-average number of common shares outstanding - basic and diluted	37,065,300	33,589,174	36,318,437	33,579,434

See accompanying notes to the condensed consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/Deficit
	Shares	Amount

Balance at December 31, 2020	34,569,254	$35	$137,725	$(186,257)	$(48,497)
Common Stock issued under public equity offering	1,672,104	1	10,196	—	10,197
Costs of common stock issued under public equity offering	—	—	(306)	—	(306)
Share-based compensation expense	—	—	1,507	—	1,507
Other	—	—	(27)	—	(27)
Net loss	—	—	—	(14,672)	(14,672)
Balance at March 31, 2021	36,241,358	36	149,095	(200,929)	(51,798)
Common Stock issued under public equity offering	2,304,949	3	9,238	—	9,241
Costs of common stock issued under public equity offering	—	—	(627)	—	(627)
Shares issued under employee stock purchase plan	19,270	—	76	—	76
Share-based compensation expense	—	—	1,710	—	1,710
Vested restricted stock units	2,665	—	(4)	—	(4)
Net loss	—	—	—	(12,367)	(12,367)
Balance at June 30, 2021	38,568,242	$39	$159,488	$(213,296)	$(53,769)

Balance at December 31, 2019	33,562,885	$34	$124,318	$(130,474)	$(6,122)
Share-based compensation expense	—	—	1,860	—	1,860
Vested restricted stock units	19,811	—	(37)	—	(37)
Net loss	—	—	—	(16,530)	(16,530)
Balance at March 31, 2020	33,582,696	34	126,141	(147,004)	(20,829)
Shares issued under employee stock purchase plan	14,961	—	73	—	73
Share-based compensation expense	—	—	1,754	—	1,754
Vested restricted stock units	18,944	—	(52)	—	(52)
Net loss	—	—	—	(2,334)	(2,334)
Balance at June 30, 2020	33,616,601	34	127,916	(149,338)	(21,388)

See accompanying notes to the condensed consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(27,039)	$(18,864)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	1,497	1,684
Share-based compensation	3,228	3,625
Amortization of debt issuance costs and discounts	2,388	1,167
Interest expense related to the sale of future revenue, net	6,729	—
Other, net	(125)	(139)
Changes in operating assets and liabilities:
Trade and other receivables, net	(5,392)	354
Inventories, net	(378)	(314)
Prepaid expenses and other assets	2,532	(6,426)
Accounts payable	1,011	(3,388)
Accrued expenses and other liabilities	(2,971)	(849)
Deferred revenue	2,667	(484)
Net cash used for operating activities	(15,853)	(23,634)
Investing activities:
Capital expenditures	(297)	(243)
Net cash used for investing activities	(297)	(243)
Financing activities:
Proceeds from issuance of common stock, net	18,505	—
Proceeds from shares issued under employee stock purchase plan	76	62
Payments for taxes on share-based compensation	(4)	(89)
Net cash provided by/(used for) financing activities	18,577	(27)
Net increase (decrease) in cash and cash equivalents	2,427	(23,904)
Cash and cash equivalents at beginning of period	31,807	49,326
Cash and cash equivalents at end of period	$34,234	$25,422

Supplemental disclosures of cash flow information:
Cash payments for interest	$3,219	$4,375

See accompanying notes to the condensed consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share information)

Note 1.    Corporate Organization and Company Overview

(A) Company Overview

Aquestive Therapeutics, Inc., (together with its subsidiary, “Aquestive” or “the Company”) is a pharmaceutical company focused on identifying, developing and commercializing differentiated products which leverage its proprietary PharmFilm® technology to meet patients' unmet medical needs and solve patients' therapeutic problems. The Company has five products approved by the U.S. Food and Drug Administration (FDA), both proprietary and out-licensed, as well as a late-stage proprietary product pipeline focused on the treatment of diseases of the central nervous system, or CNS, and an earlier stage pipeline including for treatment of anaphylaxis. The Company's licensees market their products in the U.S. and in some instances outside the U.S. The Company markets its proprietary product in the U.S. The Company believes that its proprietary and licensed products address the needs of these patient populations and the shortcomings of available treatments create opportunities for the development and commercialization of meaningfully differentiated medicines. Production facilities are located in Portage, Indiana, and corporate headquarters, sales and commercialization operations and primary research laboratory facilities are based in Warren, New Jersey.

(B) Equity Transactions

Equity Offering of Common Stock

On September 11, 2019, the Company established an “At-The-Market” (ATM) facility pursuant to which the Company may offer up to $25,000 of shares of common stock. On November 20, 2020, the Company began utilizing the ATM facility and through December 31, 2020 sold 930,993 shares which provided net proceeds of approximately $6,055 after deducting commissions and other transaction costs of $473.

On March 26, 2021, the Company filed a prospectus supplement to offer up to an additional $50,000 of shares of common stock under the ATM facility. For the six months ended June 30, 2021, the Company sold 3,977,053 shares which provided net proceeds of approximately $18,505 after deducting commissions and other transaction costs of $933. This ATM facility has approximately $49,038 available at June 30, 2021.

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

(A) Recent Accounting Pronouncements

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

Recent Accounting Pronouncements Not Adopted as of June 30, 2021:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), amending existing guidance on the accounting for credit losses on financial instruments within its scope. The guidance provides for use of a forward-looking expected loss model for estimating credit losses, replacing the incurred loss model that is based on past events and current conditions. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The new guidance is effective for the Company beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The accounting standard update was issued to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The new accounting guidance is effective for the Company beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the new accounting guidance to have a material impact on the Company's consolidated financial statements.

Note 4.    Risks and Uncertainties

The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for 2021 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of June 30, 2021, the Company had $34,234 of cash and cash equivalents.

The Company has experienced a history of net losses. The Company's accumulated deficits totaled $213,296 as of June 30, 2021. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company's funding requirements are met by its cash and cash equivalents, as well as its existing equity and debt offerings, including the Senior Secured Notes due 2025 (the "12.5% Notes").

The Company began utilizing its ATM facility in November 2020. Since inception to June 30, 2021, the Company sold 4,907,986 shares which generated net cash proceeds of approximately $24,560, net of commissions and other transaction costs of $1,406. For the six months ended June 30, 2021, the Company sold 3,977,053 shares which provided net proceeds of approximately $18,505, net of commissions and other transaction costs of $933. This ATM facility has approximately $49,038 available at June 30, 2021.

While the Company’s ability to execute its business objectives and achieve profitability over the longer term cannot be assured, the Company’s anticipated revenues from licensed and proprietary products, available cash and cash equivalents, expense management initiatives, and access to equity markets, including through its ATM facility, under the shelf registration statement will enable the Company to fund its operating needs for at least the next twelve months as it continues to execute its business strategy.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the current revenue recognition standard.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  At contract inception, the Company assesses the goods promised in its contracts with customers and identify a performance obligation for each promise to transfer to the customer a distinct good.  When identifying performance obligations, the Company considers all goods or services promised in a contract regardless of whether explicitly stated in the contract or implied by customary business practice. The Company's performance obligations consist mainly of transferring of goods and services identified in the contracts, purchase orders or invoices.

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

Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some, or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements.  In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Condensed Consolidated Balance Sheet. As of June 30, 2021, and December 31, 2020, such contract assets were $3,177 and $3,081, respectively, consisting primarily of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services.

Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Condensed Consolidated Balance Sheet. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of June 30, 2021, and December 31, 2020, such contract liabilities were $6,993 and $4,326, respectively.

The Company’s revenues were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Manufacture and supply revenue	$10,665	$7,259	$17,176	$14,175
License and royalty revenue	2,311	12,928	4,672	13,354
Co-development and research fees	456	266	894	529
Proprietary product sales, net	1,913	1,222	3,725	2,382
Total revenues	$15,345	$21,675	$26,467	$30,440

Disaggregation of Revenue

The following table provides disaggregated net revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$13,107	$21,423	$22,957	$28,929
Ex-United States	2,238	252	3,510	1,511
Total revenues	$15,345	$21,675	$26,467	$30,440

Ex-United States revenues are derived primarily from Indivior for product manufactured for markets outside of the United States.

Trade and other receivables, net consist of the following:

	June 30, 2021	December 31, 2020
Trade receivables	$9,626	$4,330
Contract and other receivables	3,177	3,081
Less: allowance for doubtful accounts	(40)	(40)
Less: sales-related allowances	(636)	(416)
Trade and other receivables, net	$12,127	$6,955

The following table presents the changes in the allowance for doubtful accounts:

	June 30, 2021	December 31, 2020
Allowance for doubtful accounts at beginning of the period	$40	$124
Additions charged to expense	—	198
Write-downs charged against the allowance	—	(282)
Allowance for doubtful accounts at end of the period	$40	$40

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

The following table provides a summary of activity with respect to sales related allowances and accruals for the six months ended June 30, 2021:

Total Sales Related Allowances

Balance at December 31, 2020	$2,138
Provision	4,422
Payments / credits	(3,771)
Balance at June 30, 2021	$2,789

Total reductions of gross product sales from sales-related allowances and accruals were $4,422 for the six months ended June 30, 2021. Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction of trade receivables and accruals for wholesaler service fees, co-pay support redemptions and rebates as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and Accounts payable and accrued expenses were $636 and $2,153, respectively, as of June 30, 2021 and $416 and $1,722 , respectively, as of December 31, 2020.

Concentration of Major Customers

Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the six months ended June 30, 2021, Indivior Inc. ("Indivor") exceeded the 10% threshold for revenue and represented approximately 68% of total revenue. As of June 30, 2021, Indivior and AmerisourceBergen Corporation ("AmerisourceBergen") exceeded the 10% threshold for outstanding receivables and represented 68% and 10%, respectively, of outstanding receivables. For the six months ended June 30, 2020, Indivior and Sunovion Pharmaceuticals, Inc. (“Sunovion”) represented approximately 48% and 39%, respectively of total revenue. As of December 31, 2020, Indivior, AmerisourceBergen, Sunovion, and Cardinal Health Inc. represented 53%, 14%, 13%, and 10%, respectively of outstanding receivables.

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

Under the terms of the Indivior License Agreement, the Company is required to manufacture Suboxone in accordance with current Good Manufacturing Practice standards and according to the specifications and processes set forth in the related quality agreements with Indivior. Additionally, the Company is required to obtain active pharmaceutical ingredients ("API")  for the manufacture of Suboxone directly from Indivior. The Indivior License Agreement specifies a minimum annual threshold quantity of Suboxone that the Company is obligated to fill and requires Indivior to provide the Company with a forecast of its requirements at various specified times throughout the year.

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

Supplemental Agreement with Indivior

On September 24, 2017, the Company entered into an agreement with Indivior (the "Indivior Supplemental Agreement"). Pursuant to the Indivior Supplemental Agreement, the Company conveyed to Indivior all existing and future rights in the settlement of various ongoing patent enforcement legal actions and disputes related to the Suboxone product. The Company also conveyed to Indivior the right to sublicense manufacturing and marketing capabilities to enable an Indivior licensed generic buprenorphine product to be produced and sold by parties unrelated to Indivior or Aquestive. Under the Indivior Supplemental Agreement, the Company is entitled to receive certain payments from Indivior commencing on the date of the agreement through January 1, 2023. Once paid, all payments made under the Indivior Supplemental Agreement are non-refundable. Through February 20, 2019, the at-risk launch date of the competing generic products of Dr. Reddy’s Labs and Alvogen, the Company received an aggregate of $40,750 from Indivior under the Indivior Supplemental Agreement. Further payments under the Indivior Supplemental Agreement are suspended until adjudication of related patent infringement litigation is finalized. If such litigation is successful, in addition to the amounts already received as described in the foregoing, the Company may receive up to an additional $34,250, consisting of (i) up to $33,000 in the aggregate from any combination of (a) performance or event-based milestone payments and (b) single digit percentage royalties on net revenue earned by Indivior on sales of Suboxone and (ii) an additional $1,250 that was earned through the issuance of additional process patent rights to the Company. The aggregate payments under this Indivior Supplemental Agreement are capped at $75,000.

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

License Agreement with Sunovion Pharmaceuticals, Inc.

On April 1, 2016, the Company entered into a license agreement with Cynapsus Therapeutics Inc. (which was later succeeded to in interest by Sunovion Pharmaceuticals, Inc.), referred to as the Sunovion License Agreement, pursuant to which Sunovion obtained an exclusive, worldwide license (with the right to sub-license) to certain intellectual property, including existing and future patents and patent applications, covering all oral films containing apomorphine for the treatment of off episodes in Parkinson’s disease patients. Sunovion used this intellectual property to develop its apomorphine product KYNMOBI®, which was approved by the FDA on May 21, 2020 and commercially launched by Sunovion in September 2020. The FDA approval triggered Sunovion's obligation to remit a payment of $4,000 which was received in September 2020 and was included in License and royalty revenues for the year ended December 31, 2020.

In consideration of the rights granted to Sunovion under the Sunovion License Agreement, the Company received aggregate payments totaling $22,000 to date. In addition to the upfront payment of $5,000, the Company has also earned an aggregate of $17,000 in connection with specified regulatory and development milestones in the United States and Europe (the “Initial Milestone Payments”). As a result of the Monetization Agreement, the Company is no longer entitled to receive the remaining contingent royalty or milestone payments related to net sales thresholds of KYNMOBI.. During the second quarter of 2020, the Company recorded minimum royalty revenue of $8,000 for minimum royalties which was reflected in License and royalty revenue.

Effective March 16, 2020, the Company entered into a first amendment (the "First Amendment") to the Sunovion License Agreement. The First Amendment provides for the following: (i) inclusion of the United Kingdom and any other country currently in the European Union (EU) that later withdraws as a member country of the EU for purpose of determining the satisfaction of the condition triggering the obligation to pay the third milestone due under the Sunovion License Agreement, (ii) extension of the date after which Sunovion has the right to terminate the Sunovion License Agreement for convenience from December 31 2024 to March 31, 2028, (iii) modification of the effective inception date of the first minimum annual royalty due from Sunovion to the Company from January 1, 2020 to April 1, 2020, and (iv) modification of the termination provisions to reflect the Company's waiver of the right to terminate the Sunovion License Agreement in the event that KYNMOBI was not commercialized by January 1, 2020. The Sunovion License Agreement will continue until terminated by Sunovion in accordance with the termination provisions of the First Amendment. The Sunovion License Agreement continues (on a country-by-country basis) until the expiration of all applicable licensed patents. Upon termination of the Sunovion

License Agreement, all rights to intellectual property granted to Sunovion to develop and commercialize apomorphine-based products will revert to the Company.

On October 23, 2020, the Company entered into a Second Amendment to the Sunovion License Agreement for the purpose of clarifying the rights and obligations of Sunovion and the Company with respect to the prosecution and maintenance of the patents covered under the Sunovion License Agreement and to provide that, on and after March 31, 2028, in respect of any jurisdiction or jurisdictions covered under the Sunovion License Agreement, Sunovion may terminate its rights to the licensed Patents under the Sunovion License Agreement upon 180 days prior written notice.

Purchase and Sale Agreement with an affiliate of Marathon Asset Management ("Marathon")

On November 3, 2020, the Company entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through June 30, 2021 under the Monetization Agreement.

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

Agreement to Terminate CLA with KemPharm

In March 2012, the Company entered into an agreement with KemPharm, Inc. (“KemPharm”), to terminate a Collaboration and License Agreement entered into by the Company and KemPharm in April 2011. Under the termination arrangement, the Company has the right to participate in any and all value that KemPharm may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving KemPharm and collaborations, royalty arrangements, or other transactions from which KemPharm may realize value from these compounds. The Company has received payment of $500 under this arrangement during June 2020 in connection with the FDA's acceptance of a New Drug Application ("NDA") filing for KP-415. On March 2, 2021 KemPharm announced FDA approval of KP 415 (AZTARYSTM) a new once-daily treatment for ADHD. During the second quarter of 2021, the Company received $2,000 of milestone payments in connection with the FDA approval and other regulatory activities.

Note 7.    Financial Instruments – Fair Value Measurements

Certain assets and liabilities are reported on a recurring basis at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•Level 1 — Observable quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
•Level 3 — Unobservable inputs that are supported by little or no market activity, such as pricing models, discounted cash flow methodologies and similar techniques.
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

The Company's 12.5% Senior Secured Notes contain a repurchase offer or put option which gives holders of the option the right, but not the obligation, to require the Company to redeem on the Notes up to a capped portion of milestone payments resulting from the Monetization Agreement. This put option was valued based on Level 3 inputs and its fair value was based primarily on an independent third-party appraisal consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants Accounting and Valuation Guide. See Note 13 12.5% Senior Secured Notes and Loans Payable for further discussion.

Note 8.    Inventories, Net

The components of Inventory, net are as follows:

	June 30, 2021	December 31, 2020
Raw material	$811	$789
Packaging material	1,130	1,128
Finished goods	898	544
Total inventory, net	$2,839	$2,461

Note 9.    Property and Equipment, Net

	Useful Lives	June 30, 2021	December 31, 2020
Machinery	3-15 years	$18,879	$21,333
Furniture and fixtures	3-15 years	769	1,209
Leasehold improvements	(a)	21,265	21,333
Computer, network equipment and software	3-7 years	2,402	2,999
Construction in progress		991	877
		44,306	47,751
Less: accumulated depreciation and amortization		(38,515)	(40,878)
Total property and equipment, net		$5,791	$6,873

(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

Total depreciation, amortization, and impairment related to property and equipment was $728 and $700 for the three-month periods ended June 30, 2021 and 2020, respectively. For the respective six-month periods, these expenses totaled $1,471 and $1,414.

Note 10.    Right-of-Use Assets and Lease Obligations

The Company leases all realty used as its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of its three leases include the characteristics specified in ASC 842, Leases, that require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases provide remaining terms between 1.8 and 5.3 years, including renewal options expected to be exercised to extend the lease periods.

The Company does not recognize a right-to use asset and lease liability for short-term leases, which have terms of 12 months or less on its consolidated balance sheet. For longer-term lease arrangements that are recognized on the Company's consolidated balance sheet, the right-of-use asset and lease liability is initially measured at the commencement date based upon the present value of the lease payments due under the lease. These payments represent the combination of the fixed lease and fixed non-lease components that are due under the arrangement. The costs of associated with the Company's short-term leases, as well as variable costs relating to the Company's lease arrangements, are not material to the consolidated financial results.

The implicit interest rates of the Company's lease arrangements are generally not readily determinable and as such, the Company applies an incremental borrowing rate, which is established based upon the information available at the lease commencement date, to determine the present value of lease payments due under an arrangement. Measurement of the operating lease liability reflects an estimated discount rate of 16.9% applied to minimum lease payments, including expected renewals, based on the incremental borrowing rate experienced in the Company’s collateralized debt refinancing.

Right-of-use assets recorded upon adoption of ASC 842 totaled $4,048. The Company's lease costs are recorded manufacture and supply, research and development and selling, general and administrative expenses in its consolidated statements of income. For the three and six-months ended June 30, 2021, total operating lease expenses totaled $430 and $863, respectively, including variable lease expenses such as common area maintenance and operating costs of $116 and $235, respectively. For the three and six-months ended June 30, 2020, total operating lease expenses totaled $377 and $819, respectively, including variable lease expenses such as common area maintenance and operating costs of $60 and $166, respectively.

Maturities of the Company’s operating lease liabilities are as follows:

Remainder of 2021	$644
2022	1,295
2023	944
2024	565
2025	565
2026	424
Total future lease payments	4,437
Less: imputed interest	(1,199)
Total operating lease liabilities	$3,238

Note 11.    Intangible Assets, Net and Other non-current Assets

The following table provides the components of identifiable intangible assets, all of which are finite lived:

	June 30, 2021	December 31, 2020
Purchased technology-based intangible	$2,358	$2,358
Purchased patent	509	509
	2,867	2,867
Less: accumulated amortization	(2,791)	(2,765)
Intangible assets, net	76	102

Royalty receivable	6,000	7,000
Other	908	836
Total other non-current assets	$6,908	$7,836

Amortization expense was $12 and $12 for each of the three-month periods ended June 30, 2021 and 2020. For the corresponding six-month periods, these expenses totaled $25 and $25, respectively. During the remaining life of the purchased patent, estimated annual amortization expense is $50 for each of the years from 2021 to 2022.

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

Note 12.    Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Accrued compensation	$4,082	$6,330
Accrued distribution expenses	2,153	1,722
Other	348	517
Total accrued expenses	$6,583	$8,569

Note 13.    12.5 % Senior Secured Notes and Loans Payable

12.5% Senior Secured Notes

On July 15, 2019, the Company completed the private placement of up to $100,000 aggregate principal of its 12.5% Senior Secured Notes due 2025 (the “12.5% Notes”) and issued warrants for 2,000,000 shares of common stock (the “Warrants”), at $0.001 par value per share.

Upon closing of the indenture for the 12.5% Notes (the "Base Indenture"), the Company issued $70,000 of the 12.5% Notes (the “Initial Notes”) along with the Warrants and rights of first offer (the “First Offer Rights”) to the noteholders participating in this transaction.  Issuance of the Initial Notes and Warrants provided net proceeds of $66,082.

On November 3, 2020, the Company entered into the First Supplemental Indenture (the "Supplemental Indenture" and, together with the Base Indenture, the "Indenture") by and among the Company and U.S. Bank National Association, as Trustee (the "Trustee") and Collateral Agent thereunder to the Base Indenture, by and between the Company and the Trustee. Under the Supplemental Indenture, the Company repaid $22,500 of its $70,000 outstanding 12.5% Notes from the upfront proceeds received under the Monetization Agreement. Further, the Company entered into an additional Purchase Agreement with its lenders whereby the Company issued in aggregate $4,000 of additional 12.5% Notes (the "Additional Notes") in lieu of paying a prepayment premium to two lenders on the early repayment of the 12.5% Notes discussed above. The result of these two transactions reduced the net balance of the Company's 12.5% Senior Notes outstanding in the aggregate to $51,500 at December 31, 2020, and such aggregate principal amount remains outstanding as of June 30, 2021. The $4,000 principal issuance will be repaid proportionally over the same maturities as the other 12.5% Notes. The Company also paid to one of its lenders a $2,250 premium as result of the early retirement of debt.

The Company accounted for the $22,500 debt repayment as a debt modification of the 12.5% Notes. The fees paid to lenders inclusive of (i) $2,250 early premium prepayment and (ii) $4,000 issuance of Additional Notes in lieu of paying a prepayment penalty were recorded as additional debt discount, amortized over the remaining life of the 12.5% Notes using the effective interest method. Loan origination costs of $220 associated with the Additional Notes were expensed as incurred. Existing deferred discounts and loan origination fees on the 12.5% Notes are amortized as an adjustment of interest expense over the remaining term of modified debt using the effective interest method.

The First Supplemental Indenture contains a provision whereby, as the Company receives any cash proceeds from the Monetization Agreement, each noteholder has the right to require the Company to redeem all or any part of such noteholder's outstanding 12.5% Notes at a repurchase price in cash equal to 112.5% of the principal amount, plus accrued and unpaid interest. This repurchase offer is capped at 30% of the cash proceeds received by the Company as the contingent milestones are attained, if any, up through June 30, 2025. A valuation study was performed by an independent third party appraiser and updated as of June 30, 2021. Based on the valuation study, the put option was valued at $221, of which $66 has been recorded in Accrued expenses and $155 has been recorded in Other non-current liabilities. The embedded put option is deemed to be a derivative under ASC 815 Derivatives and Hedging, which requires the recording of the embedded put option at fair value and subject to remeasurement at each reporting period.

In addition, the holders of the 12.5% Notes have extended to December 31, 2021 from March 31, 2021, the Company's ability to access, at the Company's option, $30,000 of 12.5% Notes re-openers under the Indenture. The first $10,000 of 12.5% Notes represents a commitment of such amount by current holders of 12.5% Notes, at the option of the Company, contingent upon FDA approval of the Company's product candidate Libervant (diazepam) Buccal Film for the management of seizure clusters. A second $20,000 12.5% Notes re-opener represents a right, at the Company's option, to market to current holders of the Company's 12.5% Notes, and or other lenders, additional 12.5% Notes up to such amount, contingent upon FDA approval of Libervant for U.S. market access. If and to the extent that the Company accesses these re-openers, it will grant warrants to purchase up to 714,000 shares of common stock, with the strike price calculated based on the 30-day volume weighted average closing price of the Company's common stock at the warrant grant date. In addition, as of the closing of this transaction, the Company issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of its common stock.

The 12.5% Notes provide a stated fixed interest rate of 12.5%, payable quarterly in arrears, with the initial quarterly principal repayment of 12.5% Notes due on September 30, 2021 and the final quarterly payment due at maturity on June 30, 2025. The Company has recorded $5,150 as Loan Payable, Current to reflect this obligation in its Consolidated Balance Sheet. Principal payments are scheduled to increase annually from 10% of the face amount of the debt then outstanding during the first four quarters to 40% of the 12.5% Notes during the final four quarters.

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

The Company capitalizes legal and other third-party costs incurred in connection with obtaining debt as deferred debt issuance costs and applies the unamortized portion as a reduction of the outstanding face amount of the related loan. Similarly, the Company amortizes debt discounts, such as those represented by warrants issued to its lenders, and offsets those as a direct reduction of its outstanding debt. Amortization expense arising from deferred debt issuance costs and debt discounts related to the 12.5% Notes for the three and six months ended June 30, 2021 were $1,165 and $2,317, respectively, while comparative amortization expenses for the three and six months ended June 30, 2020 were $583 and $1,167, respectively. Unamortized deferred debt issuance costs and deferred debt discounts totaled $12,280 and $14,596 as of June 30, 2021 and December 31, 2020, respectively.

Collateral for the loan under the 12.5% Notes consists of a first priority lien on substantially all property and assets, including intellectual property of the Company. This secured obligation provides payment rights that are senior to all existing and future subordinated indebtedness of the Company and provides Lenders with perfected security interests in substantially all of the Company’s assets.

Note 14.    Warrants

Warrants were issued in conjunction with the Initial Notes (the “Initial Warrants”) and Additional Notes (the “Additional Warrants”) expire on June 30, 2025 and entitle the noteholders to purchase up to 2,143,000 shares of the Company's common stock at $0.001 per share and included specified registration rights. Management estimated the fair value of the Initial Warrants to be $6,800 and the Additional Warrants to be $735, each based on an assessment by an independent third-party appraiser.

The fair value of the respective warrants is treated as a debt discount, amortizable over the term of the respective warrants, with the unamortized 12.5% Notes portion applied to reduce the aggregate principal amount of the 12.5% Notes in the Company’s unaudited condensed balance sheet. Additionally, since the warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the warrants, except in the case of a “cash change in control”, the fair value attributed to the warrants is presented in Additional Paid-in Capital in Company’s unaudited condensed balance sheet. There were no warrants exercised during the six-months ended June 30, 2021 or 2020, respectively.

Note 15.    Sale of Future Revenue

On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through June 30, 2021 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to the Company upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000.

The Company recorded the upfront proceeds of $40,000 and subsequent first milestone of $10,000, reduced by $2,909 of transaction costs, as a liability related to the sale of future revenue that will be amortized using the effective interest method over the life of the Monetization Agreement. As future contingent payments are received, they will increase the balance of the liability related to the sale of future revenue. Although the Company sold all of its rights to receive royalties and milestones, as a result of ongoing obligations related to the generation of these royalties, the Company will account for these royalties as revenue. Its ongoing obligations include the maintenance and defense of the intellectual property and to provide assistance to Marathon in executing a new license agreement for KYNMOBI in the event Sunovion terminates the Sunovion License Agreement in one or more jurisdictions of the licensed territory under the Sunovion License Agreement. The accounting liabilities, as adjusted over time, resulting from this transaction and any non-cash interest expenses associated to those liabilities do not and will not represent any obligation to pay or any potential future use of cash.

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

As royalties are remitted to Marathon from Sunovion, the collection of the royalty receivable and balance of the liability related to the sale of future revenue will be effectively repaid over the life of the agreement. In order to determine the amortization of the liability related to the sale of future revenue, the Company is required to estimate the total amount of future royalty and milestone payments to Marathon over the life of the Monetization Agreement and contingent milestone payments from Marathon to the Company. The sum of future royalty payments less the $50,000 in proceeds received and future contingent payments will be recorded as interest expense over the life of the Monetization Agreement. At execution, the estimate of this total interest expense resulted in an effective annual interest rate of approximately 24.9%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the life of the Monetization Agreement. The Company will periodically assess the estimated royalty and milestone payments to Marathon from Sunovion and contingent milestone payments from Marathon to the Company. To the extent the amount or timing of such payments is materially different from the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty and milestone payments to Marathon from Sunovion, and correspondingly, the amount of interest expense recorded by the Company, most of which are not under the Company's control. Such factors include, but are not limited to, changing standards of care, the initiation of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in government health authority imposed restrictions on the use of products, significant changes in foreign exchange rates as the royalties remitted to Marathon are made in U.S. dollars (USD) while a portion of the underlying sales of KYNMOBI will be made in currencies other than USD, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenue and interest expense related to the sale of future revenue.

The following table shows the activity of the liability related to the sale of future for the six months ended June 30, 2021:

Liability related to the sale of future revenue, net at December 31, 2020	$48,974
Royalties related to the sale of future revenue	(1,034)
Amortization of issuance costs	71
Interest expense related to the sale of future revenue	6,729
Liability related to the sale of future revenue, net (includes current portion of $1,737)	$54,740

Note 16.    Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares.

As a result of the Company’s net loss incurred for the three and six months ended June 30, 2021 and 2020, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations for the periods.  Therefore, basic and diluted net loss per share were the same for all periods presented as reflected below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(12,367)	$(2,334)	$(27,039)	$(18,864)
Denominator:
Weighted-average number of common shares – basic	37,065,300	33,589,174	36,318,437	33,579,434
Loss per common share – basic and diluted	$(0.33)	$(0.07)	$(0.74)	$(0.56)

As of June 30, 2021 and 2020, respectively, the Company’s potentially dilutive instruments included 4,431,267 and 3,167,192 options to purchase common shares and 7,757 and 14,233 unvested restricted stock units that were excluded from the computation of diluted weighted average shares outstanding because these securities had an antidilutive impact due to the losses reported. Similarly excluded as of June 30, 2021 and 2020, were potentially dilutive warrants for the purchase of 1,571,429 for both periods.

Note 17.    Share-Based Compensation

The Company recognized share-based compensation in its Condensed Consolidated Statements of Operations and Comprehensive Loss during 2021 and 2020 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Manufacture and supply	$71	$72	$153	$135
Research and development	208	183	440	365
Selling, general and administrative	1,442	1,510	2,635	3,125
Total share-based compensation expenses	$1,721	$1,765	$3,228	$3,625

Share-based compensation from:
Restricted stock units	$43	$309	$81	$773
Stock options	1,667	1,445	3,136	2,841
Employee stock purchase plan	11	11	11	11
Total share-based compensation expenses	$1,721	$1,765	$3,228	$3,625

Share-Based Compensation Equity Awards

The following tables provide information about the Company’s restricted stock unit and stock option activity during the six-month period ended June 30, 2021:

Restricted Stock Unit Awards (RSUs):	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2020	14	$11.38
Granted	—	—
Vested	(4)	$7.54
Forfeited	(2)	$13.00
Unvested as of June 30, 2021	8	$13.00
Grant date fair value of shares vested during the period	$30
Unrecognized compensation costs as of June 30, 2021	$1

Unrecognized compensation costs related to awards of RSUs are expected to be recognized over a weighted-average period of less than one year.

Stock Option Awards:	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding as of December 31, 2020	3,259	$8.14
Granted	1,211	$4.73
Exercised, Forfeited, Expired	(39)	$5.63
Outstanding as of June 30, 2021	4,431	$7.23
Vested and expected to vest as of June 30, 2021	4,246	$7.34
Exercisable as of June 30, 2021	1,824	$9.92

The fair values of stock options granted during the six months ended June 30, 2021 were estimated using the Black-Scholes pricing model based on the following assumptions:

Expected dividend yield	—%
Expected volatility	95% - 100%
Expected term (years)	6.1
Risk-free interest rate	1.0%

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2021 was $3.61. During the six-month period ended June 30, 2021, stock options were granted with an exercise price ranging from $3.76 to $5.30 and accordingly, given the Company’s share price of $3.97 at June 30, 2021, certain shares granted during this period provided intrinsic value at that date totaling $1.

As of June 30, 2021, $6,653 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average period of 1.9 years from the date of grant.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP"), as amended and restated effective as of January 1, 2019, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to purchase the Company’s common stock at the lower of 85% of the fair value of shares on either the first or last day of the offering period. During the six-month periods ended June 30, 2021 and 2020, respectively, 19,270 and 14,961 shares were purchased and issued through the ESPP at total discounts of $11 and $11.

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

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three months ended June 30, 2021 and 2020, the Company recorded no income tax benefit from its pretax losses of $12,367 and $2,334. Similarly for the six months ended June 30, 2021 and 2020, the Company recorded no income tax benefit from its pretax loss of $27,039 and $18,864, respectively, due to realization uncertainties.

The primary factor impacting the effective tax rate for the three and six months ended June 30, 2021 is the anticipated full year operating loss which will require full valuation allowances against any associated net deferred tax assets.

Note 19.    Contingencies

Litigation and Contingencies

From time to time, the Company has been and may again become involved in legal proceedings arising in the course of its business, including product liability, intellectual property, commercial litigation, or environmental or other regulatory matters.

Patent-Related Litigation

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Dr. Reddy’s Labs. S.A. and Dr. Reddy’s Labs., Inc.,

On February 7, 2018, the Company and Indivior Inc. and Indivior UK Ltd. (collectively, “Indivior”) initiated a lawsuit against Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “Dr. Reddy’s”) asserting infringement of U.S. Patent No. 9,855,221 (the "221 patent”). On April 3, 2018, the Company and Indivior initiated a separate lawsuit against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,931,305 (the "’305 patent”). On May 29, 2018, the lawsuits regarding the ’221 and ’305 patents were consolidated which was originally initiated by Indivior against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,687,454 (the "’454 patent”). On February 19, 2019, the court granted the parties’ agreed stipulation to drop the ’221 patent from the case. On January 8, 2020, the court entered a stipulated order of non-infringement of the ’305 patent based on the court’s claim construction ruling. The Company and Indivior preserved the rights to appeal the claim construction ruling. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Teva Pharmaceuticals USA, Inc.,

On February 7, 2018, the Company and Indivior initiated a lawsuit against Teva Pharmaceuticals USA, Inc. (“Teva”) asserting infringement of the ’221 patent. On April 3, 2018, the Company and Indivior initiated a separate lawsuit against Teva asserting infringement of the ’305 patent. On May 29, 2018, the lawsuits regarding the ’221 and ’305 patents were consolidated which was originally initiated by Indivior against Teva asserting infringement of the ’454 patent. The parties agreed that the case would be governed by the final judgment against Dr. Reddy’s (described above). The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Alvogen Pine Brook LLC,

On September 14, 2017, Indivior initiated a lawsuit against Alvogen Pine Brook LLC (“Alvogen”) asserting infringement of the ’454 patent. On February 7, 2018, the Company and Indivior filed an Amended Complaint, adding us as a plaintiff and asserting infringement of U.S. Patent No. 9,855,221 (the "’221 patent”). On April 3, 2018, the Company and

Indivior initiated a separate lawsuit against Alvogen asserting infringement of the ’305 patent. On May 29, 2018, the cases were consolidated. On February 26, 2019, the court granted the parties’ agreed stipulation to drop the ’221 patent from the case. On January 9, 2020, the court entered a stipulated order of non-infringement of the ’305 patent based on the court’s claim construction ruling. The Company and Indivior preserved the rights to appeal the claim construction ruling.

On November 21, 2019, Alvogen filed an amended answer and counterclaims asserting monopolization, attempted monopolization, and conspiracy to monopolize against us and Indivior under federal and New Jersey antitrust laws. The court denied the Company's motion to dismiss Alvogen’s counterclaims on August 24, 2020. On November 2, 2020, Alvogen filed a second amended answer and counterclaims, removing its allegations of monopolization and attempted monopolization against us and asserting only conspiracy to monopolize against us. Fact discovery on Alvogen’s antitrust counterclaims concluded on January 29, 2021. Expert discovery is ongoing and is scheduled to continue through the end of September 2021. Dispositive motions are currently due October 15, 2021. There is no trial date set. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Reckitt Benckiser Pharmaceuticals, Inc. and MonoSol Rx, LLC v. BioDelivery Sciences International, Inc. and Quintiles Commercials US, Inc.,

On September 22, 2014, the Company and RB initiated a lawsuit against BioDelivery Sciences International, Inc. ("BDSI") and Quintiles Commercial US, Inc. (“Quintiles”) asserting infringement of U.S. Patent No. 8,765,167 (the "’167 patent”) in the District of New Jersey (Civil Action No. 3:14-cv-5892). On July 22, 2015, the case was transferred to the Eastern District of North Carolina (Civil Action No. 5:15-cv-00350). BDSI filed requests for inter partes review (“IPR”) of the ’167 patent before the Patent Trial and Appeal Board (“PTAB”), and on May 6, 2016, the court stayed the case pending the outcome and final determination of the IPR proceedings. On March 24, 2016, the PTAB issued final written decisions finding the ’167 patent was not unpatentable, and the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) remanded those decisions for further proceedings before the PTAB. Following the PTAB’s February 7, 2019 decision on remand denying institution, BDSI appealed that decision to the Federal Circuit. The Federal Circuit granted the Company's motion to dismiss the appeal, and denied BDSI’s request for rehearing en banc. BDSI filed a petition for writ of certiorari to the Supreme Court of the United States (“Supreme Court”), which the Supreme Court denied on October 5, 2020. On January 4, 2021, the parties submitted a joint status report to the Eastern District of North Carolina stating their agreement that all proceedings and appeals of the IPR on the ’167 patent are complete and that, as a result, the stay of the matter may be lifted. On April 15, 2021, the court lifted the stay. On April 29, 2021, BDSI filed a renewed motion to dismiss the complaint. In response, the Company and RB filed an amended complaint on May 18, 2021, which, among other things, removed Quintiles as a defendant. On June 3, 2021, BDSI filed a notice withdrawing its motion to dismiss the original complaint. On May 25, 2021, the parties submitted a proposed schedule and joint discovery plan, and the parties are awaiting further action from the court. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Aquestive Therapeutics, Inc. v. BioDelivery Sciences International, Inc.,

On November 11, 2019, the Company initiated a lawsuit against BDSI asserting infringement of the ’167 patent in the Eastern District of North Carolina. On April 1, 2020, the court denied BDSI’s motion to stay and its motion to dismiss the complaint. On April 16, 2020, BDSI filed its Answer and Counterclaims to the complaint, including counterclaims for non-infringement, invalidity, and unenforceability of the ’167 patent. On May 7, 2020, the Company filed a Motion to Dismiss BDSI’s unenforceability counterclaim and a Motion to Strike BDSI’s corresponding affirmative defenses. On May 28, 2020, BDSI amended its counterclaims and filed an Answer and Amended Counterclaims, which included additional allegations in support of BDSI’s unenforceability counterclaim. On June 25, 2020, the Company filed a Motion to Dismiss BDSI’s Amended Counterclaim for unenforceability and a Motion to Strike BDSI’s corresponding affirmative defense of unenforceability. BDSI filed its opposition to the Company's Motion to Dismiss and Strike on July 16, 2020, and the Company filed its Reply on July 30, 2020. On March 16, 2021, the court issued an order granting-in-part and denying-in-part Aquestive’s motion to dismiss BDSI’s counterclaims asserting unenforceability of the ’167 patent. Aquestive filed its answer to the remaining portions of BDSI’s counterclaims on April 6, 2021. BDSI also filed on April 6, 2021 a renewed motion to dismiss Aquestive’s complaint. Aquestive filed its opposition to BDSI’s renewed motion to dismiss on April 27, 2021, and BDSI filed its reply on May 11, 2021. The parties are awaiting the court’s ruling on the motion. Also, on April 6, 2021, the court issued an order requiring the parties to conduct a Rule 26(f) conference by May 6, 2021, and to submit a joint discovery plan. The parties submitted a proposed schedule and joint discovery plan on May 25, 2021, and the parties are awaiting further action from the court. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Antitrust Litigation

State of Wisconsin, et al. v. Indivior Inc., Reckitt Benckiser Healthcare (UK) Ltd., Indivior PLC, and MonoSol Rx, LLC,

On September 22, 2016, forty-one states and the District of Columbia, or the States, brought a lawsuit against Indivior and us in the U.S. District Court for the Eastern District of Pennsylvania alleging violations of federal and state antitrust statutes and state unfair trade and consumer protection laws relating to Indivior’s launch of Suboxone Sublingual Film in 2010 and seeking an injunction, civil penalties, and disgorgement. After filing the lawsuit, the case was consolidated for pre-trial purposes with the In re Suboxone (Buprenorphine Hydrochloride and Naloxone) Antitrust Litigation, MDL No. 2445, or the Suboxone MDL, a multidistrict litigation relating to putative class actions on behalf of various private plaintiffs against Indivior relating to its launch of Suboxone Sublingual Film. While the Company was not named as a defendant in the original Suboxone MDL cases, the action brought by the States alleges that the Company participated in an antitrust conspiracy with Indivior in connection with Indivior’s launch of Suboxone Sublingual Film and engaged in related conduct in violation of federal and state antitrust law. The Company moved to dismiss the States’ conspiracy claims, but by order dated October 30, 2017, the court denied the Company's motion to dismiss. The Company filed an answer denying the States’ claims on November 20, 2017. Daubert motions were filed on September 28, 2020, and oppositions were filed on October 19, 2020. On February 19, 2021, the court issued an order denying all Daubert motions. On March 8, 2021, Aquestive filed a motion for summary judgment. Briefing on summary judgment motions was completed on May 28, 2021. There is no date set for a hearing on the motions for summary judgment and no trial date has yet been set. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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

On September 21, 2020, Centene Corporation (“Centene”) and other related insurance payors filed a similar lawsuit against us and Indivior in the Eastern District of Missouri. The counsel representing Humana is also representing Centene. On September 21, 2020, the Centene action was provisionally transferred to the Eastern District of Pennsylvania by the United States Judicial Panel on Multidistrict Litigation. On January 15, 2021, the Company filed a motion to dismiss the Centene and Humana complaints. The other defendants in the actions also filed motions to dismiss on the same date. Centene and Humana filed their oppositions to the motions to dismiss on February 22, 2021, and Aquestive and the other defendants filed reply briefs on March 16, 2021. The court held an in-person oral argument on the motions to dismiss on June 9, 2021. The court dismissed all complaints against the defendants in these matters on July 22, 2021.

California Litigation

Neurelis, Inc. v. Aquestive Therapeutics, Inc.,

On December 5, 2019, Neurelis filed a lawsuit against us in the Superior Court of California, County of San Diego alleging the following three causes of action: (1) Unfair Competition under California Business and Professional Code § 17200; (2) Defamation; and (3) Malicious Prosecution. The Company filed a Motion to Strike Neurelis’s Complaint under California’s anti-SLAPP (“strategic lawsuit against public participation”) statute on January 31, 2020, which Neurelis opposed. On August 6, 2020, the court issued an order granting in part and denying in part the Company's anti-SLAPP motion. The Company filed a notice of appeal to the California Court of Appeal on September 1, 2020, and Neurelis filed a notice of cross-appeal on October 5, 2020. The Company filed its opening appeal brief on January 27, 2021, and Neurelis filed its combined opening and responsive appeal brief on March 30, 2021. Aquestive filed its combined response and reply brief on June 1, 2021 and briefing on the appeal is anticipated to end in July 2021. There is no date yet set for a hearing on the appeal. The trial court proceedings remain stayed while the appeal is pending. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Neurelis IPR Infringement Litigation

In the first quarter of 2019, Aquestive requested institution of three Inter Partes Reviews (“IPRs”) against Neurelis’ Orange Book method of treatment patent, US Patent No. 9,763,876 (‘876 Patent) for nasal administration of benzodiazepines (diazepam). The PTAB denied two of the requests and instituted the third request, which challenged all claims of the Neurelis ‘876 Patent. The Oral Hearing at the PTAB was conducted on May 14, 2020. On August 6, 2020, the PTAB issued its final written decision finding all challenged claims of the ’876 Patent to be unpatentable. Neurelis appealed the decision to the U.S. Court of the Federal Circuit, and the appeal was docketed on October 9, 2020. Neurelis filed its opening appeal brief on February 2, 2021. Aquestive filed its response brief on March 31, 2021. Neurelis filed its Reply Brief on May 5, 2021. There is no date yet set for a hearing on the appeal. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Stockholder Class Action

Deanna Lewakowski v. Aquestive Therapeutics, Inc.

On March 1, 2021, a securities class action lawsuit was filed in the United States District Court of the District of New Jersey alleging that the Company and certain of its officers engaged in violations of the federal securities laws relating to public statements made by the Company regarding the FDA approval of Libervant. Following the court’s appointment of a lead plaintiff, an amended complaint was filed by the plaintiffs on July 25, 2021. Dispositive motions must be filed with the court by August 16, 2021. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Note 20.    Subsequent Events

Continued Utilization of the At-The-Market Facility

The Company continued utilization of its At-The-Market facility from July 1 through July 31, 2021 and sold 380,071 shares which generated net proceeds of approximately $1,318.

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

These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of Libervant™, AQST-108 and AQST-109 through the regulatory and development pipeline; the focus on growing our commercial sales of Sympazan® and continuing to manufacture Suboxone®, Exservan® and other licensed products; the ability to address the concerns identified in the FDA's Complete Response Letter dated September 25, 2020 regarding the New Drug Application ("NDA") for Libervant and obtain FDA approval of Libervant for U.S. market access; clinical trial timing and plans for AQST-108 and AQST-109; the ability to fund our operations for the next twelve months; and business strategies, market opportunities, and other statements that are not historical facts. These forward-looking statements are also subject to the uncertain impact of the COVID-19 global pandemic on our business including with respect to our clinical trials including site initiation, patient enrollment and timing and adequacy of clinical trials; on regulatory submissions and regulatory reviews and approvals of our product candidates; pharmaceutical ingredients and other raw materials supply chain, manufacture and distribution; sale of and demand for our products; our liquidity and availability of capital resources, customer demand for our products and services; customers' ability to pay for goods and services; and ongoing availability of an appropriate labor force and skilled professionals. Given these uncertainties, we are unable to provide assurance that operations can be maintained as planned prior to the COVID-19 pandemic.

These forward-looking statements are also based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Such risks and uncertainties include, but are not limited to, risks associated with our development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials; risk of delays in regulatory advancement through the FDA of Libervant and our other drug candidates or failure to receive approval, including the failure to receive orphan drug exclusivity; risk of our ability to demonstrate to the FDA “clinical superiority” within the meaning of the FDA regulations of Libervant relative to FDA-approved diazepam rectal gel and nasal spray products including by establishing a major contribution to patient care within the meaning of FDA regulations relative to the approved products as well as risks related to other potential pathways or positions which are or may in the future be advanced to the FDA to overcome the seven year orphan drug exclusivity granted by the FDA for the approved nasal spray product of a competitor in the U.S. and there can be no assurance that we will be successful; risk that a competitor obtains FDA orphan drug exclusivity for a product with the same active moiety as any of our other drug products for which we are seeking FDA approval and that such earlier approved competitor orphan drug blocks such other product candidates in the U.S. for seven years for the same indication; risk in obtaining market access for Libervant and our other product candidates for other reasons; risk inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations) and the related risk of the failure to obtain such approval on our ability to access additional funding under the 12.5% Notes; risks and uncertainties concerning the revenue stream from the monetization of our royalty rights for the product KYNMOBI®, as well as the achievement of royalty targets worldwide or in any jurisdiction and certain other commercial targets required for contingent payments under the KYNMOBI monetization transaction; risk of development of our sales and marketing capabilities; risk of sufficient capital and cash resources, including access to available debt and equity financing and revenues from operations, to satisfy all of our short-term and longer-term cash requirements and other cash needs, at the times and in the amounts needed; risk of failure to satisfy all financial and other debt covenants and of any default; short-term and long-term liquidity and cash requirements, cash funding and cash burn; risk related to government claims against Indivior for which we license, manufacture and sell Suboxone® and which accounts for the substantial part of our current operating revenues; risks related to the outsourcing of certain marketing and other operational and staff functions to third parties; risk of the rate and degree of market acceptance of our product and product candidates; the success of any competing products including generics, risk of the size and growth of our product markets; risk of compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to our products; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business including relating to our products and products candidates and product pricing, reimbursement or access therefore; risk of loss of significant customers; risks related to claims and legal proceedings including patent infringement, securities, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; the COVID-19 pandemic and its impact on our business; uncertainties related to general economic, political, business, industry, regulatory and market conditions and other unusual items; and other uncertainties affecting us including those described in the "Risk Factors" section and in other sections included in this Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q, and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC).  Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made.  All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update forward-looking statements, or outlook or guidance after the date of this Annual Report whether as a result of new information, future events or otherwise, except as may be required by applicable law.  Readers should not rely on the forward-looking statements included in this Quarterly Report on Form 10-Q as representing our views as of any date after the date of the filing of this Quarterly Report on Form 10-Q whether as a result of new information, future events or otherwise, except as may be required by applicable law.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in the risk factors of our 2020 Annual Report on Form 10-K.

Overview

We are a pharmaceutical company focused on developing and commercializing differentiated products which leverage our proprietary PharmFilm® technology to meet patients' unmet medical needs and to solve patients' therapeutic problems. We have five products approved by the U.S. Food and Drug Administration (FDA), both proprietary and out-licensed, as well as a late-stage proprietary product pipeline focused on the treatment of central nervous system, or CNS, diseases and an earlier stage pipeline including treatment of anaphylaxis. Our licensees market their products in the U.S. and in some instances outside the U.S. We market our proprietary product in the U.S. We believe that our proprietary and licensed products address the needs of these patient populations and the shortcomings of available treatments create opportunities for the development and commercialization of meaningfully differentiated medicines.

Proprietary CNS Product Portfolio

We have initially focused our proprietary product pipeline on certain difficult to treat CNS diseases. Our two most advanced assets within our proprietary CNS portfolio, focused on epilepsy, are as follows:

•Sympazan® – an oral soluble film formulation of clobazam used for the treatment of seizures associated with a rare, intractable form of epilepsy known as Lennox-Gastaut syndrome, or LGS, was approved by the FDA on November 1, 2018. We commercially launched Sympazan in December 2018. Sympazan was launched as a precursor and complement to our product candidate LibervantTM and continues to progress on key performance metrics including prescriber growth, repeat prescribers, quarterly growth in retail shipments and pharmacy claims reimbursements.

•Libervant™ – a buccally, or inside of the cheek, administered soluble film formulation of diazepam is our most advanced proprietary investigational product candidate, which we intend to self-commercialize, subject to FDA approval for U.S. market access.  Aquestive is developing Libervant as an alternative to device-dependent rescue therapies currently available to patients with refractory epilepsy, which are a rectal gel and nasal sprays. In late September 2020, we received a complete response letter ("CRL") from the FDA focusing on doses tested in certain weight groups. At a Type A meeting with the FDA in November 2020, the FDA confirmed that the issues identified in the CRL may be addressed by utilizing modeling and simulations for an updated dosing regimen. We submitted a revised weight-based dosing regimen with modeling and simulations in December 2020. In February 2021, the FDA provided feedback on the December 2020 submission which provided clarity regarding the information that the Agency expected to see in our population pharmacokinetic model and safety data as it relates specifically to the patient population included in the studies. In June 2021, we resubmitted our NDA to the FDA. In July 2021, the FDA accepted our resubmission filing of the NDA and assigned a Prescription Drug User Fee Act ("PDUFA") target goal date of December 23, 2021. Based upon the FDA’s feedback at the Type A meeting as well as further guidance from the Agency, we continue to believe that no further clinical studies are necessary. We have started to prepare for a commercial launch of Libervant, if approved for U.S. market access, as soon as possible after approval. Upon FDA approval for U.S. market access, if granted, we expect to launch with the existing sales force and then plan to expand in 2022. We anticipate that capital available within our existing debt facility will be available, if we choose, to support the launch of this product in 2021. We are seeking to demonstrate that Libervant will, if approved by the FDA, represent a "major contribution to patient care" within the meaning of FDA regulations and guidance, as compared to available treatment options, as the first, non-device delivered, oral diazepam-based product available to manage seizure clusters in epilepsy patients. However, overcoming the orphan drug marketing exclusivity is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such marketing exclusivity and approve Libervant for U.S. market access. Further, there can be no assurance that a competitor will not obtain other FDA marketing exclusivity that blocks U.S. market access for Libervant. Any failure to obtain FDA approval to demonstrate clinical superiority for or get U.S. market access for Libervant would have a material adverse effect on our business, financial condition and results of operations in 2021 and later. More details on this product approval are described in the “Competition” section of Item I. Business of our 2020 Annual Report on Form 10-K.

Complex Molecule Portfolio

We have also developed a proprietary pipeline of complex molecule-based products as alternatives to invasively administered standard of care injectable therapeutics addressing large market opportunities beyond CNS indications.

The active programs in our complex molecule portfolio are:

•AQST-108-Sublingual Film (or SF) – is a "first of its kind" oral sublingual film formulation delivering systemic epinephrine that is in development for the treatment of anaphylaxis as well additional alternate indications. AQST-108 is composed of the prodrug dipivefrin, which is contained within a unique polymeric matrix of Aquestive's Pharmfilm® technology. Dipivefrin is currently available outside of the U.S. for ophthalmic indications. Dipivefrin is enzymatically cleaved systemically into epinephrine after administration. We submitted an IND for AQST-108 to the FDA on June 23, 2020. The FDA confirmed that the drug candidate has the potential to be reviewed under the 505(b)(2) regulatory approval pathway. We expect that this pathway will provide the means to more expedient and less costly development and filing. We recently completed a second pharmacokinetic (PK) trial for AQST-108. The Phase 1 study featured a 4-treatment crossover design that compared the pharmacokinetics, safety and pharmacodynamics of epinephrine administered in a sublingual film to that of epinephrine administered via both subcutaneous and intramuscular injections in 28 healthy adult subjects. Based on top-line results, AQST-108 was generally well-

tolerated, with adverse events observed that are consistent with the known adverse events profile for epinephrine. AQST-108 also achieved a similar time to maximal concentrations, or Tmax, when compared to both the subcutaneous and intramuscular injections of epinephrine. The first PK trial for AQST-108 was a single ascending dose study that compared pharmacokinetics, safety and pharmacodynamics of epinephrine administered in a sublingual film at ascending dose levels in 6-12 healthy adult subjects per dose level. In this study AQST-108 was generally well tolerated, with adverse events observed that are consistent with the known adverse events profile for epinephrine. The data from both this Phase 1 PK trial and the previous trials collectively demonstrate that AQST-108 can consistently deliver epinephrine. sublingually and, after receiving AQST-108, all subjects had measurable plasma concentrations of epinephrine. We are preparing to request a meeting with the FDA in the second half of 2021 to review these results and discuss next steps in the development of AQST-108, as well as potential application beyond the treatment of anaphylaxis. Epinephrine is the standard of care in the treatment of anaphylaxis and is currently administered via subcutaneous or intramuscular injection. The current market leader is a single-dose, pre-filled automatic injection device. As a result of administration via subcutaneous or intramuscular injection, many patients and their caregivers are reluctant to use currently available products, resulting in increased hospital visits and overall cost of care to treat anaphylactic events. The data from our previously completed Phase 1 dose escalation study demonstrated that AQST-108 achieved similar ranges of mean values of maximum concentration (Cmax) and time to reach maximum concentration (Tmax) to that reported for injectables provided a greater total exposure (AUC0-t; area under the curve) than that reported for the injectables and had less interpatient variability when compared to the degree of variation (CV%) data reported for injectables, and was well tolerated, with no study participants discontinuing participation due to an adverse event. We believe that, as a result of its sublingual administration, AQST-108 will improve patient adherence and lower the total cost of care.

•AQST-109 – is a next generation prodrug sublingual film formulation of epinephrine that Aquestive intends to develop for treatment of allergic reactions including anaphylaxis. In vitro tests and preclinical studies indicate that AQST-109 has the potential to absorb more extensively, convert more rapidly to systemic epinephrine, utilize less drug and provide a unique profile when compared to AQST-108. In March 2021, Health Canada approved our first in human study dossier. We are conducting a two part Phase 1 PK trial of AQST-109 in Canada and are on track to report top-line data from this study in the second half of 2021. We intend to request a pre-IND meeting with the FDA once study results are available.

•AQST-305 – is a sublingual film formulation of octreotide, a small peptide that has a similar pharmacological profile to natural somatostatin, for the treatment of acromegaly, as well as severe diarrhea and flushing associated with carcinoid syndrome. Acromegaly is a hormone disorder that results in the overproduction of growth hormone in middle-aged adults. Octreotide is the standard of care for the treatment of acromegaly.  The current market leader, Sandostatin®, is administered via deep subcutaneous or intramuscular injections once a month.  This monthly treatment regimen can result in loss of efficacy toward the end of the monthly treatment cycle.  We are developing AQST-305 as a non-invasive, pain-free alternative to Sandostatin to reduce treatment burden, healthcare costs and the potential loss of efficacy in the treatment cycle.  AQST-305 has shown promising preclinical and human proof of concept results.  While we focus our efforts on Libervant, AQST-108 and AQST-109 in the short-term, we have taken the necessary steps to prepare AQST-305 for additional research trials.

Licensed Commercial Products and Product Candidates

Our portfolio also includes products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the years ended December 31, 2020 and 2019, our licensed product portfolio generated $40.2 million and $49.7 million in revenue to Aquestive, respectively. Those products include:

•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone Sublingual Film was launched by our licensee, Indivior Inc., or Indivior, in 2010. Suboxone Sublingual Film is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone Sublingual Film and have produced over 2.2 billion doses of Suboxone since its launch in 2010. As of June 30, 2021, Suboxone branded products retain approximately 40% film market share as generic film-based products have penetrated this market. We have filed patent infringement lawsuits against certain companies relating to generic film-based products for buprenorphine-naloxone. More details regarding these lawsuits are described in the unaudited financial statements, Note 19. Contingencies, contained herein.

•ExservanTM (riluzole) – has been developed, utilizing our proprietary PharmFilm technology, for the treatment of amyotrophic lateral sclerosis (ALS). We believe that Exservan, via our orally administered dosage form, can bring meaningful assistance to patients who are diagnosed with ALS and face difficulties swallowing traditional forms of medication. Exservan was approved by the FDA on November 22, 2019. During the fourth quarter of 2019, we announced the grant of a license to Zambon S.p.A. ("Zambon") for the development and commercialization of Exservan Oral Film in the European Union (EU) for the treatment of ALS. Zambon is a multinational pharmaceutical company with a focus on the CNS therapeutic area. Under the terms of the license agreement with Zambon, an upfront payment was paid to Aquestive for the development and commercialization rights of Exservan in the EU, and Aquestive will be paid development and sales milestone payments and low double-digit royalties on net sales of the product in the EU.  Zambon is responsible for the regulatory approval and marketing of Exservan in the countries where Zambon seeks to market the product, and Aquestive will be responsible for the development and manufacture of the product.

In January 2021, we announced our exclusive license to Mitsubishi Tanabe Pharma Holdings America, Inc. ("MTHA") for the commercialization in the United States of Exservan. MTHA is a multinational pharmaceutical company with a focus on patients with ALS. Under the terms of the MTHA license agreement, upfront payments were paid to Aquestive with additional payments due upon the occurrence of certain milestone events in advance of launch. Aquestive will also be paid double-digit royalties on net sales of the product in the United States and will earn revenue pursuant to the exclusive supply agreement. The product launched in June 2021. Exservan may potentially fulfill a critical need for ALS patients, given it can be administered safely and easily, twice daily, without water.

•KYNMOBI®– a sublingual film formulation of apomorphine, which is a dopamine agonist developed to treat episodic off-periods in Parkinson’s disease. We licensed our intellectual property to Cynapsus Therapeutics, Inc., a company that was acquired by Sunovion Pharmaceuticals Inc., or Sunovion, for the commercialization of KYNMOBI under an Agreement dated April 1, 2016, as amended (the "Sunovion License Agreement"). KYNMOBI was approved by the FDA on May 21, 2020 and commercially launched by Sunovion in September 2020. On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. We received an aggregate amount of $50,000 through June 30, 2021 under the Monetization Agreement. Under the Monetization Agreement, additional aggregate contingent payments of up to $75.0 million may be due us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential gross proceeds under the Monetization Agreement of $125.0 million.

•Zuplenz – an oral soluble film formulation of ondansetron, a 5-HT antagonist approved for the treatment of nausea and vomiting associated with chemotherapy and post-operative recovery. Ondansetron is available as branded and generic products as intravenous injections, intramuscular injections, orally dissolving tablets, oral solution tablets, and film. We licensed commercial rights for Zuplenz to Fortovia Therapeutics Inc. (previously Midatech Pharma PLC, "Fortovia") in the United States, Canada, and China. Fortovia launched Zuplenz in the United States in 2015. We had been the sole and exclusive manufacturer of Zuplenz for Fortovia. On August 31, 2020 Fortovia filed a Chapter 11 bankruptcy proceeding in the Bankruptcy Court for the Eastern District of North Carolina. On January 29, 2021, the Bankruptcy Court approved an agreement pursuant to which the license and supply agreement between Aquestive and Fortovia was terminated, and all rights to commercialize Zuplenz returned to us, effective January 30, 2021. While not expected to be a material product for us, we are seeking a new partner to commercialize Zuplenz in the United States.

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

To date, we have been able to continue to manufacture and supply our products and currently do not anticipate any significant interruption in supply, although we continue to monitor this situation closely and there is no assurance that disruptions or delay will not occur as a result of COVID-19. We are also monitoring demand for our products, which could be negatively impacted during the COVID-19 pandemic, as well as the financial condition of our customers and licensees, one of whom delayed remittance of certain payments due to us for development services provided but ultimately made such payments.

Our office-based colleagues have generally been working from home since March 2020. With additional protections and protocols, we have maintained appropriate and necessary staffing levels at both our laboratory and manufacturing sites. While we previously suspended in-person interactions by our sales and marketing personnel and engaged remotely to support our commercialization efforts, our sales and marketing practices continue to evolve in accordance with changing local rules and regulations. We believe the opportunity for in-person interactions with healthcare providers should increase as the vaccination rate continues to grow. The landscape continues to evolve as localities reestablish and or ease restrictions, as the case may be, with the rise and fall of new case rates and the pace of vaccinations.

Critical Accounting Policies and Use of Estimates

There have been no material changes to our critical accounting policies and use of estimates as previously disclosed in our 2020 Annual Report on Form 10-K.

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

Manufacture and Supply Revenue

We manufacture based on receipt of purchase orders from our licensees, and our licensees have an obligation to accept these orders once quality assurance validates the quality of the manufactured product with agreed upon technical specifications. Our licensees are responsible for all other aspects of commercialization of these products and we have no role, either direct or indirect, in our customers' commercialization activities, including those related to marketing, pricing, sales, payor access and regulatory operations.

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

License and Royalty Revenue

We realize revenue from licenses of our intellectual property. For licenses that do not require further development or other ongoing activities by us, our licensee has acquired the right to use the licensed intellectual property for self-development of their product candidate, for manufacturing, commercialization or other specified purposes, upon the effective transfer of those rights, and related revenues are generally recorded at a point in time, subject to contingencies or constraints, if any. For licenses that may provide substantial value only in conjunction with other performance obligations to be provided by us, such as development services or the manufacture of specific products, revenues are generally recorded over the term of the license agreement. We also earn royalties based on our licensees' sales of products that use our intellectual property that are marketed and sold in the countries where we have patented technology rights. Royalty revenue related to the sale of future revenue is described further in this section under Critical Accounting Policies and Use of Estimates "Royalty Revenue and Interest Expense related to Sale of Future Revenue".

Proprietary Product Sales, Net

We commercialized our first proprietary CNS product, Sympazan, in December 2018.  We currently sell Sympazan through wholesalers for distribution through retail and specialty pharmacies. Revenues from sales of proprietary product are recorded net of prompt payment discounts, wholesaler service fees, returns allowances, rebates and co-pay support redemptions, each of which are described in more detail below. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale. We include these estimated amounts in connection with the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. The calculation of some of these items requires management to make estimates based on sales data, historical return data, contracts and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis.

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

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities.  Research and development expenses primarily consist of:

•employee-related expenses, including compensation, benefits, share-based compensation and travel expense;

•external research and development expenses incurred under arrangements with third parties, such as contract research organizations, investigational sites and consultants;

•the cost of acquiring, developing and manufacturing clinical study materials; and

•costs associated with preclinical and clinical activities and regulatory operations.

We expect our research and development expenses to continue to be significant over the next several years as we continue to develop existing product candidates such as AQST-108, AQST-109, AQST-305 and others, and we identify and develop or acquire additional product candidates and technologies.  We may hire or engage additional skilled colleagues or third parties to perform these activities, conduct clinical trials and ultimately seek regulatory approvals for any product candidate that successfully completes those clinical trials.

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

A significant portion of selling, general and administrative expenses relates to the sale and marketing of our proprietary product, Sympazan. Sympazan is the precursor and complement to the launch of Libervant, assuming that it is approved and granted U.S. market access by the FDA. We believe there is a very high degree of overlap and correlation between prescribers of Sympazan and the likely prescribers of an approved Libervant. While Sympazan continues to grow, we will continue to rationalize its contribution to move towards profitability while continuing to introduce epilepsy prescribers and patients to Aquestive and PharmFilm technology in advance of the anticipated launch of Libervant, assuming FDA approval for U.S. market access, which cannot be assured. The current commercial organization would begin the launch of Libervant, subject to its approval for U.S. market access, shortly after its approval. Until a Libervant launch is certain, we do not plan to increase the costs of our commercial organization and expect to continue to improve the efficiency of the Sympazan commercial investments.

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

We continue to manage business costs to appropriately reflect the declining state of Suboxone revenue, the marketing and sales costs related to Sympazan and other external factors affecting our business, including the continuing impact of the COVID-19 pandemic, as we continue to focus on our core business:

•Seeking to obtain the approval and subsequent launch of Libervant, subject to approval by the FDA for U.S. market access, which cannot be assured;

•Continuing the development of AQST-108 and AQST-109 along the 505(b)(2) pathway; and

•Growing the revenue contribution from Sympazan as a first step to position Aquestive in the epilepsy community.

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

Royalties and Interest Expense related to the Sale of Future Revenue

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone, and recorded these payments as a liability related to the sale of future revenue that will be amortized using the effective interest method over the life of the Monetization Agreement.. Although we sold all of our rights to receive royalties and milestones, as a result of our ongoing obligations related to the generation of these royalties, we will account for these royalties as revenue. We have received an aggregate amount of $50,000 through June 30, 2021 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000.

During the second quarter of 2020, under the Sunovion License Agreement, we recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the $1,000 annual minimum guaranteed royalty that is due in each of the next eight years. In connection with the Monetization Agreement, we performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded that the receivable was not transferred. See Note 15 for further detail on the sale of future revenue.

Interest Income and other income (expense), net

Interest income and other income (expense), net consists of earnings derived from an interest-bearing account and other miscellaneous income and expense items.  The interest-bearing account has no minimum amount to be maintained in the account nor any fixed length of period for which interest is earned.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Revenues:

The following table sets forth our revenue data for the periods indicated.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except %)	2021	2020	$	%	2021	2020	$	%
Manufacture and supply revenue	$10,665	$7,259	$3,406	47%	$17,176	$14,175	$3,001	21%
License and royalty revenue	2,311	12,928	(10,617)	(82)%	4,672	13,354	(8,682)	(65)%
Co-development and research fees	456	266	190	71%	894	529	365	69%
Proprietary product sales, net	1,913	1,222	691	57%	3,725	2,382	1,343	56%
Total revenues	$15,345	$21,675	$(6,330)	(29)%	$26,467	$30,440	$(3,973)	(13)%

For the three months ended June 30, 2021, total revenues decreased 29% or $6,330 compared to same period in the prior year. For the six months ended June 30, 2021, total revenues decreased 13% or $3,973 compared to the same period in the prior year. The decrease was due to lower license and royalty revenue, partly offset by higher Sympazan and manufacture and supply revenue.

Manufacture and supply revenue increased 47% or $3,406 for the three months ended June 30, 2021 compared to the same period in the prior year. Manufacture and supply revenue increased 21% or $3,001 for the six months ended June 30, 2021 compared to the same period in the prior year. This increase was due to higher Suboxone manufacturing volume.

License and royalty revenue decreased 82% or $10,617 to $2,311 for the three months ended June 30, 2021 compared to the same period in the prior year. License and royalty revenue decreased 65% or $8,682 for the six months ended June 30, 2021 compared to the same period in the prior year. This decrease was due to a milestone earned of $4,000 as well as royalty revenue of $8,000 recognized upon the FDA approval of Sunovion’s KYNMOBI ™ product during the second quarter of 2020 that did not occur in 2021. This was partly offset by an increase in milestones earned from KemPharm, Inc. of $1,500 and the recognition of remaining deferred revenue associated with the license and supply agreement with Fortovia Therapeutics Inc. which was terminated in the first quarter of 2021.

Co-development and research fees increased 71% or $190 for the three months period ended June 30, 2021 compared to the same period in the prior year. Co-development and research fees increased 69% or $365 for the six months ended June 30,

2021 compared to the same period in the prior year. The increase was driven by the timing of the achievement of research and development performance obligations and are expected to fluctuate from one reporting period to the next.

Proprietary product sales, net increased 57% or $691 for the three months ended June 30, 2021 compared to the same period in the prior year. Proprietary product sales, net increased 56% or $1,343 for the six months ended June 30, 2021 compared to the same period in the prior year. The increase was due to a steady rise in acceptance with the medical and patient communities over time which led to increased prescriptions and improved payor approval rates for Sympazan.

Expenses and Other:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except %)	2021	2020	$	%	2021	2020	$	%
Manufacture and supply	$4,466	$3,539	$927	26%	$7,223	$7,198	$25	—%
Research and development	4,262	3,847	415	11%	7,921	8,201	(280)	(3)%
Selling, general and administrative	13,134	13,894	(760)	(5)%	26,365	28,507	(2,142)	(8)%
Interest expense	(2,757)	(2,747)	(10)	—%	(5,518)	(5,518)	—	—%
Interest expense related to the sale of future revenue, net	(3,466)	—	(3,466)	100%	(6,800)	—	(6,800)	100%
Interest income and other income, net	373	18	355	1,972%	321	120	201	168%

Manufacture and supply costs and expenses increased 26% or $927 for the three months ended June 30, 2021 compared to the same period in the prior year. The increase was due to higher manufacture and supply costs to support volume growth. Manufacture and supply costs and expenses remained flat for the six months ended June 30, 2021 compared to the same period in the prior year.

Research and development expenses increased 11% or $415 for the three months ended June 30, 2021 compared to the same period in the prior year. Research and development expenses decreased 3% or $280 for the six months ended June 30, 2021 compared to the same period in the prior year. Research and development expenses are driven primarily by the timing of clinical trial and other product development activities associated with our pipeline.

Selling, general and administrative expenses decreased 5% or $760 for the three months ended June 30, 2021 as compared to the same period in the prior year. Selling, general and administrative expenses decreased 8% or $2,142 for the six months ended June 30, 2021 as compared to the same period in the prior year. The decrease was driven by our continued expense management efforts.

Interest expense remained flat for the three and six months ended June 30, 2021 compared to the same period in the prior year.

Interest expense related to the sale of future revenue, net was $3,466 and $6,800 for the three and six months ended June 30, 2021, respectively. This amount is due to the accounting associated with the sale of future revenue related to KYNMOBI® sold to Marathon on November 3, 2020 and does not represent a monetary obligation or cash outflow at any time during the life of the transaction. See note 15 for details.

Interest income and other income, net increased $355 and $201, respectively, for the three and six months ended June 30, 2021 compared to the same periods in the prior year. This was due to the fair value adjustment of the put option related to the 12.5% Notes. See note 13 for details.

Liquidity and Capital Resources

Sources of Liquidity

We have experienced a history of net losses. Our accumulated deficits totaled $213,296 as of June 30, 2021. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties. Our funding requirements are met by our cash and cash equivalents, as well as our existing equity and debt offerings, including the Senior Secured Notes due 2025 (the "12.5% Notes").We had $34,234 in cash and cash equivalents as of June 30, 2021.

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through June 30, 2021 under the Monetization Agreement.

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

In 2019, we established an “At-The-Market” (ATM) facility pursuant to which we may offer up to $25,000 of shares of common stock. In the first quarter of 2021, we filed a prospectus supplement to offer up to an additional $50,000 of shares of common stock under the ATM facility. Since inception to June 30, 2021, we sold 4,907,986 shares which generated net cash proceeds of approximately $24,560, net of commissions and other transaction costs of $1,406. For the six months ended June 30, 2021, we sold 3,977,053 shares which provided net proceeds of approximately $18,505, net of commissions and other transaction costs of $933. This ATM facility has approximately $49,038 available at June 30, 2021.

Cash Flows

Six Months Ended June 30, 2021 and 2020

(in thousands)	2021	2020
Net cash (used for) operating activities	$(15,853)	$(23,634)
Net cash (used for) investing activities	(297)	(243)
Net cash provided (used for) by financing activities	18,577	(27)
Net increase (decrease) in cash and cash equivalents	$2,427	$(23,904)

Net Cash (Used for) Operating Activities

Net cash used for operating activities for the six months ended June 30, 2021 decreased by $7,781 compared to the same period in the prior year. The decrease was related to changes in operating assets and liabilities of $8,576, higher non-cash operating expenses of $7,380, partially offset by a higher net loss of $8,175. The change in operating assets and liabilities was primarily due to the $8,000 of royalty revenue and corresponding royalty receivable recognized in second quarter of 2020 related to the $1,000 annual minimum guaranteed royalty due in each of the next eight years. The higher non-cash operating expenses were primarily due to increases in interest expense related to sale of future revenue ($6,729) and amortization of debt issuance costs ($1,221), partially offset by decreases in share-based compensation expense ($397) and depreciation, amortization and impairment ($187).

Net Cash (Used for) Investing Activities

Net cash used for investing activities for the six months ended June 30, 2021 increased by $54 compared to the same period in the prior year. The use of cash was related to capital expenditures.

Net Cash Provided by/(Used for) Financing Activities

Net cash provided for financing activities for the six months ended June 30, 2021 increased by $18,604 compared to the same period in the prior year. The increase was primarily related to net proceeds from the sale of shares under the ATM facility.

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents, revenue from our on-going business, continued business development activities, expense management actions, and our ability to access funds under our existing equity facility and debt offering will enable us to fund our expected cash requirements for the next 12 months. We can provide no assurance that any of these sources of funding, either individually or in combination, will be available on reasonable terms, if at all. In addition, we may be required to utilize available financial resources sooner than expected. We have based our expectation on assumptions that could change or prove to be inaccurate, either due to the impact of COVID-19 or to unrelated factors including factors arising in the capital markets, asset monetization markets, regulatory approval process, including the approval of Libervant, and regulatory oversight and other factors. Key factors and assumptions inherent in our planned continued operations and anticipated growth include, without limitation, those related to the following:

•the effects of the COVID-19 pandemic on our operations, operations of our key suppliers and third-party clinical and other service providers, our colleagues and contractors and debt equity and other capital markets;

•continued ability of our customers to pay, in a timely manner, for presently contracted and future anticipated orders for our manufactured goods, Suboxone and Sympazan, including effects of generics and other competitive pressures as currently envisioned;

•continued ability of our customers to pay, in a timely manner, for presently contracted and future anticipated orders for provided co-development and feasibility services, as well as regulatory support services for recently licensed products, such as Exservan;

•access to debt or equity markets if, and at the time, needed for any necessary future funding;

•FDA approval of our key new drug candidate, Libervant, for U.S. market access;

•our ability to issue up to $30,000 in additional 12.5% Notes, which is contingent upon FDA product approval and U.S. market access for Libervant;

•continuing review and appropriate adjustment of our cost structure consistent with our anticipated revenues and funding;

•continued growth and market penetration of Sympazan within expected commercialization cost levels for this product, including anticipated patient and physician acceptance and our ability to obtain adequate price and payment support from government agencies and other private medical insurers;

•effective commercialization within anticipated cost levels and expected ramp-up timeframes of our product candidate Libervant, if approved for U.S. market access by the FDA;

•infrastructure and administrative costs at expected levels to support operations as an FDA and highly regulated public company;

•a manageable level of costs for ongoing efforts to protect our intellectual property rights, including litigation costs in connection with seeking to enforce our rights concerning third parties' "at-risk" launch of generic products;

•continued compliance with all covenants under our 12.5% Notes; and

•absence of significant unforeseen cash requirements.

We expect to continue to manage business costs to appropriately reflect the potential declining state of Suboxone revenue, the marketing and sales costs related to Sympazan, the proceeds from the KYNMOBI Monetization Agreement, and other external resources or factors affecting our business including, if available, any future potential issuances of additional 12.5% Notes under the Indenture, net proceeds or future equity financing, other future access to the capital markets or other potential available sources of liquidity, as well as the uncertainties associated with the coronavirus pandemic. In doing so, we plan to continue to focus on the core drivers of value for our stockholders, including, more importantly, continued investments in our ongoing product development and planned commercialization activities in support of Libervant, AQST-108 and AQST-109. Until profitability is achieved, if at all, additional capital and/or other financing or funding will be required, which could be material, to further advance the development and commercialization of Libervant, AQST-108 and AQST-109, if approved by the FDA for U.S. market access, and to meet our other cash requirements, including debt service. We plan to conservatively manage our pre-launch spending as both timing and level relating to Libervant, including cost rationalization associated with marketing and selling Sympazan. In this regard, absent spending on launch activities for Libervant, we expect to continue to spend less on commercialization in 2021 compared to 2020. Even as such, we expect to incur losses and negative cash flows for the foreseeable future and therefore we expect to be dependent upon external financing and funding to achieve our operating plan.

The sufficiency of our short-term and longer-term liquidity is directly impacted by our level of operating revenues and our ability to achieve our operating plan for revenues, regulatory approval in the time period planned for our late-stage proprietary products and our ability to monetize other royalty streams or other licensed rights within planned timeframes. Although we may also be entitled to further potential milestones, royalty and other payments under our Indivior Supplemental Agreement, which are suspended and may only be reinstated if Indivior successfully adjudicates or settles the related patent infringement litigation, and under the Monetization Agreement, there can be no assurance when, or if, any such payments may be realized. Our operating revenues have fluctuated in the past and can be expected to fluctuate in the future. We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and we have a significant level of debt on which we have substantial ongoing debt repayment and debt service obligations and have principal repayments aggregating $2,575 related to our 12.5% Notes due in the second half of 2021. A substantial portion of our current and past revenues has been dependent upon our licensing, manufacturing and sales with one customer, Indivior, which is expected to continue while we commercialize our own proprietary products and it could take significantly longer than planned to achieve anticipated levels of cash flows to help fund our operations and cash needs from sales of our proprietary products.

To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience further dilution and the terms of these securities could include liquidation or other preferences (if and to the extent permitted under the Indenture) that would adversely affect our stockholders’ rights.  Our ability to secure additional equity financing could be significantly impacted by numerous factors including our operating performance and prospects, positive or negative developments in the regulatory approval process for our proprietary products, timely achievement of regulatory approval of our late-stage proprietary products, our existing level of debt which is secured by substantially all of our assets, restriction under the Indenture, and general market conditions, and there can be no assurance that we will continue to be successful in raising capital or that any such needed financing will be available, available on favorable or acceptable terms or at the times, or in the amounts needed, if at all. Additionally, while the potential economic impact brought on by and the duration of the coronavirus pandemic is difficult to assess or predict, the significant impact of the coronavirus pandemic on the global financial markets, and on our own stock trading price, may reduce our ability to access additional capital, which would negatively impact our short-term and longer-term liquidity.

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

See also the risk factors below concerning the significant risks and uncertainties concerning our business, operations, financial results and capital resources associated with the impact of the global coronavirus pandemic.

Off-Balance Sheet Arrangements

During the period presented, we did not have any material off-balance sheet arrangements, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entries often referred to as structured finance or special purpose entities.

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

As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

For more information on Legal Proceedings, see Part I Item I. Financial Statements (Unaudited), Note 19. Contingencies.

Item 1A.    Risk Factors

You should carefully review and consider the information regarding certain risks and uncertainties facing the Company that could have a material adverse effect on the Company’s business prospects, financial condition, results of operations, liquidity and available capital resources set forth in Part I, Item 1A of the Company’s 2020 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

The exhibits listed below are filed or furnished as part of this report.

Number	Description

10.1	Letter Agreement between the Company and A. Ernest Toth, Jr. , effective on June 15, 2021.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Somerset, State of New Jersey.

Aquestive Therapeutics, Inc. (REGISTRANT)

Date:	August 3, 2021	/s/ Keith J. Kendall
Keith J. Kendall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2021	/s/ A. Ernest Toth, Jr.
A. Ernest Toth, Jr.
Chief Financial Officer
(Principal Financial Officer)