Form 10-Q
period 2021-09-30
Aquestive Therapeutics, Inc.
filed 2021-11-02
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of outstanding shares of the registrant’s common stock, par value of $0.001 per share, as of the close of business on October 25, 2021 was 40,164,028.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
FORM 10-Q

Table of Content
PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (Unaudited)

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$31,164	$31,807
Trade and other receivables, net	13,643	6,955
Inventories, net	2,863	2,461
Prepaid expenses and other current assets	2,540	3,402
Total current assets	50,210	44,625
Property and equipment, net	5,197	6,873
Right-of-use assets, net	2,917	3,448
Intangible assets, net	64	102
Other non-current assets	6,905	7,836
Total assets	$65,293	$62,884

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$6,215	$7,089
Accrued expenses	7,624	8,569
Lease liabilities, current	860	728
Deferred revenue, current	767	693
Liability related to the sale of future revenue, current	1,848	1,450
Loans payable, current	7,725	2,575
Total current liabilities	25,039	21,104
Loans payable, net	32,673	34,329
Liability related to the sale of future revenue, net	56,615	47,524
Lease liabilities	2,185	2,846
Deferred revenue	7,316	3,633
Other non-current liabilities	1,810	1,945
Total liabilities	125,638	111,381
Contingencies (Note 19)

Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; 40,083,245 and 34,569,254 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	40	35
Additional paid-in capital	167,466	137,725
Accumulated deficit	(227,851)	(186,257)
Total stockholders’ deficit	(60,345)	(48,497)
Total liabilities and stockholders’ deficit	$65,293	$62,884
See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$13,287	$8,260	$39,754	$38,700
Costs and expenses:
Manufacture and supply	4,400	2,978	11,623	10,176
Research and development	4,726	7,260	12,647	15,461
Selling, general and administrative	12,129	11,803	38,494	40,310
Total costs and expenses	21,255	22,041	62,764	65,947
Loss from operations	(7,968)	(13,781)	(23,010)	(27,247)
Other income/(expenses):
Interest expense	(2,787)	(2,778)	(8,305)	(8,296)
Interest expense related to the sale of future revenue, net	(3,767)	—	(10,567)	—
Interest and other (expense) income, net	(33)	8	288	128
Net loss before income taxes	(14,555)	(16,551)	(41,594)	(35,415)
Income taxes	—	—	—	—
Net loss	$(14,555)	$(16,551)	$(41,594)	$(35,415)
Comprehensive loss	$(14,555)	$(16,551)	$(41,594)	$(35,415)

Net loss per share - basic and diluted	$(0.37)	$(0.49)	$(1.12)	$(1.05)
Weighted-average number of common shares outstanding - basic and diluted	39,224,863	33,619,379	37,297,892	33,592,846

See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/Deficit
	Shares	Amount

Balance at December 31, 2020	34,569,254	$35	$137,725	$(186,257)	$(48,497)
Common Stock issued under public equity offering	1,672,104	1	10,196	—	10,197
Costs of common stock issued under public equity offering	—	—	(306)	—	(306)
Share-based compensation expense	—	—	1,507	—	1,507
Other	—	—	(27)	—	(27)
Net loss	—	—	—	(14,672)	(14,672)
Balance at March 31, 2021	36,241,358	36	149,095	(200,929)	(51,798)
Common Stock issued under public equity offering	2,304,949	3	9,238	—	9,241
Costs of common stock issued under public equity offering	—	—	(627)	—	(627)
Shares issued under employee stock purchase plan	19,270	—	76	—	76
Share-based compensation expense	—	—	1,710	—	1,710
Vested restricted stock units	2,665	—	(4)	—	(4)
Net loss	—	—	—	(12,367)	(12,367)
Balance at June 30, 2021	38,568,242	$39	$159,488	$(213,296)	$(53,769)
Common Stock issued under public equity offering	1,509,818	1	6,221	—	6,222
Costs of common stock issued under public equity offering	—	—	(135)	—	(135)
Share-based compensation expense	—	—	1,900	—	1,900
Vested restricted stock units	5,185	—	(9)	—	(9)
Other	—	—	1	—	1
Net loss	—	—	—	(14,555)	(14,555)
Balance at September 30, 2021	40,083,245	40	167,466	(227,851)	(60,345)

Balance at December 31, 2019	33,562,885	$34	$124,318	$(130,474)	$(6,122)
Share-based compensation expense	—	—	1,860	—	1,860
Vested restricted stock units	19,811	—	(37)	—	(37)
Net loss	—	—	—	(16,530)	(16,530)
Balance at March 31, 2020	33,582,696	34	126,141	(147,004)	(20,829)
Shares issued under employee stock purchase plan	14,961	—	73	—	73
Share-based compensation expense	—	—	1,754	—	1,754
Vested restricted stock units	18,944	—	(52)	—	(52)
Net loss	—	—	—	(2,334)	(2,334)
Balance at June 30, 2020	33,616,601	34	127,916	(149,338)	(21,388)
Share-based compensation expense	3,195	—	1,420	—	1,420
Net loss	—	—	—	(16,551)	(16,551)
Balance at September 30, 2020	33,619,796	$34	$129,336	$(165,889)	$(36,519)

See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(41,594)	$(35,415)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	2,233	2,337
Share-based compensation	5,128	5,052
Amortization of debt issuance costs and discounts	3,604	1,758
Interest expense related to the sale of future revenue, net	10,457	—
Other, net	(248)	34
Changes in operating assets and liabilities:
Trade and other receivables, net	(6,726)	5,082
Inventories, net	(402)	(383)
Prepaid expenses and other assets	1,793	(7,101)
Accounts payable	(874)	(3,189)
Accrued expenses and other liabilities	(2,046)	616
Deferred revenue	3,757	(738)
Net cash used for operating activities	(24,918)	(31,947)
Investing activities:
Capital expenditures	(380)	(281)
Net cash used for investing activities	(380)	(281)
Financing activities:
Proceeds from issuance of common stock, net	24,592	—
Proceeds from shares issued under employee stock purchase plan	76	62
Payments for taxes on share-based compensation	(13)	(96)
Net cash provided by/(used for) financing activities	24,655	(34)
Net decrease in cash and cash equivalents	(643)	(32,262)
Cash and cash equivalents at beginning of period	31,807	49,326
Cash and cash equivalents at end of period	$31,164	$17,064

Supplemental disclosures of cash flow information:
Cash payments for interest	$4,828	$6,562

See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share information)

Note 1.    Company Overview and Basis of Presentation

(A) Company Overview

Aquestive Therapeutics, Inc., (together with its subsidiary, “Aquestive” or “the Company”) is a pharmaceutical company focused on identifying, developing and commercializing differentiated products which leverage its proprietary PharmFilm® technology to meet patients' unmet medical needs and solve patients' therapeutic problems. The Company has five products approved by the U.S. Food and Drug Administration (FDA), both proprietary and out-licensed, as well as a late-stage proprietary product pipeline focused on the treatment of diseases of the central nervous system, or CNS, and an earlier stage pipeline including for treatment of severe allergic reactions, including anaphylaxis. The Company's licensees market their products in the U.S. and in some instances outside the U.S. The Company markets its proprietary product in the U.S. The Company believes that its proprietary and licensed products address the needs of these patient populations and the shortcomings of available treatments create opportunities for the development and commercialization of meaningfully differentiated medicines. Production facilities are located in Portage, Indiana, and corporate headquarters, sales and commercialization operations and primary research laboratory facilities are based in Warren, New Jersey.

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

On March 26, 2021, the Company filed a prospectus supplement to offer up to an additional $50,000 of shares of common stock under the ATM facility. For the nine months ended September 30, 2021, the Company sold 5,486,871 shares which provided net proceeds of approximately $24,592 after deducting commissions and other transaction costs of $1,068. This ATM facility has approximately $42,812 available at September 30, 2021.

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

Table of Content
Note 2.    Summary of Significant Accounting Policies

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

Recent Accounting Pronouncements Not Adopted as of September 30, 2021:

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

Note 3.    Risks and Uncertainties

The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for 2021 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and

Table of Content
litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of September 30, 2021, the Company had $31,164 of cash and cash equivalents.

The Company has experienced a history of net losses. The Company's accumulated deficits totaled $227,851 as of September 30, 2021. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company's funding requirements are met by its cash and cash equivalents, as well as its existing equity and debt offerings, including the Senior Secured Notes due 2025 (the "12.5% Notes").

The Company began utilizing its ATM facility in November 2020. Since inception to September 30, 2021, the Company sold 6,417,804 shares which generated net cash proceeds of approximately $30,647, net of commissions and other transaction costs of $1,541. For the nine months ended September 30, 2021, the Company sold 5,486,871 shares which provided net proceeds of approximately $24,592, net of commissions and other transaction costs of $1,068. This ATM facility has approximately $42,812 available at September 30, 2021.

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

Note 4.    Revenues and Trade Receivables, Net

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

Table of Content
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

Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some, or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements.  In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Condensed Consolidated Balance Sheet. As of September 30, 2021, and December 31, 2020, such contract assets were $2,637 and $3,081, respectively, consisting primarily of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services.

Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Condensed Consolidated Balance Sheet. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of September 30, 2021, and December 31, 2020, such contract liabilities were $8,083 and $4,326, respectively.

Table of Content
The Company’s revenues were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Manufacture and supply revenue	$10,447	$5,903	$27,623	$20,078
License and royalty revenue	328	328	5,000	13,682
Co-development and research fees	523	341	1,417	870
Proprietary product sales, net	1,989	1,688	5,714	4,070
Total revenues	$13,287	$8,260	$39,754	$38,700

Disaggregation of Revenue

The following table provides disaggregated net revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$10,530	$6,567	$33,487	$35,496
Ex-United States	2,757	1,693	6,267	3,204
Total revenues	$13,287	$8,260	$39,754	$38,700

Ex-United States revenues are derived primarily from Indivior for product manufactured for markets outside of the United States.

Trade and other receivables, net consist of the following:

	September 30, 2021	December 31, 2020
Trade receivables	$11,500	$4,330
Contract and other receivables	2,637	3,081
Less: allowance for doubtful accounts	(40)	(40)
Less: sales-related allowances	(454)	(416)
Trade and other receivables, net	$13,643	$6,955

The following table presents the changes in the allowance for doubtful accounts:

	September 30, 2021	December 31, 2020
Allowance for doubtful accounts at beginning of the period	$40	$124
Additions charged to expense	—	198
Write-downs charged against the allowance	—	(282)
Allowance for doubtful accounts at end of the period	$40	$40

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

Table of Content
to make estimates based on sales data, historical return data, contracts and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis.

The following table provides a summary of activity with respect to sales related allowances and accruals for the nine months ended September 30, 2021:

Total Sales Related Allowances

Balance at December 31, 2020	$2,138
Provision	6,769
Payments / credits	(5,920)
Balance at September 30, 2021	$2,987

Total reductions of gross product sales from sales-related allowances and accruals were $6,769 for the nine months ended September 30, 2021. Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction of trade receivables and accruals for wholesaler service fees, co-pay support redemptions and rebates as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and Accounts payable and accrued expenses were $454 and $2,533, respectively, as of September 30, 2021 and $416 and $1,722 , respectively, as of December 31, 2020.

Concentration of Major Customers

Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the nine months ended September 30, 2021, Indivior Inc. ("Indivor") exceeded the 10% threshold for revenue and represented approximately 73% of total revenue. As of September 30, 2021, Indivior exceeded the 10% threshold for outstanding receivables and represented 68% of outstanding receivables. For the nine months ended September 30, 2020, Indivior and Sunovion Pharmaceuticals, Inc. (“Sunovion”) represented approximately 48% and 39%, respectively of total revenue. As of December 31, 2020, Indivior, AmerisourceBergen Corporation, Sunovion, and Cardinal Health Inc. represented 53%, 14%, 13%, and 10%, respectively of outstanding receivables.

Note 5.    Material Agreements

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

Table of Content
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

Table of Content
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

Effective as of July 23, 2021, the Company entered into a Third Amendment to the Sunovion License Agreement for the purpose of clarifying the definition of the term "Field" and certain sublicense rights and obligations of the parties under the Sunovion License Agreement, including the rights of European sublicensees upon termination of the Sunovion License Agreement.

Purchase and Sale Agreement with an affiliate of Marathon Asset Management ("Marathon")

On November 3, 2020, the Company entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through September 30, 2021 under the Monetization Agreement.

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

Note 6.    Financial Instruments – Fair Value Measurements

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

Table of Content
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

Note 7.    Inventories, Net

The components of Inventory, net are as follows:

	September 30, 2021	December 31, 2020
Raw material	$938	$789
Packaging material	1,195	1,128
Finished goods	730	544
Total inventory, net	$2,863	$2,461

Note 8.    Property and Equipment, Net

	Useful Lives	September 30, 2021	December 31, 2020
Machinery	3-15 years	$18,900	$21,333
Furniture and fixtures	3-15 years	769	1,209
Leasehold improvements	(a)	21,265	21,333
Computer, network equipment and software	3-7 years	2,469	2,999
Construction in progress		985	877
		44,388	47,751
Less: accumulated depreciation and amortization		(39,191)	(40,878)
Total property and equipment, net		$5,197	$6,873

(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

Total depreciation, amortization, and impairment related to property and equipment was $724 and $714 for the three-month periods ended September 30, 2021 and 2020, respectively. For the respective nine-month periods, these expenses totaled $2,195 and $2,127.

Note 9.    Right-of-Use Assets and Lease Obligations

The Company leases all realty used as its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of its three leases include the characteristics specified in ASC 842, Leases, that require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases provide remaining terms between 1.5 and 5.0 years, including renewal options expected to be exercised to extend the lease periods.

Table of Content
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

Right-of-use assets recorded upon adoption of ASC 842 totaled $4,048. The Company's lease costs are recorded manufacture and supply, research and development and selling, general and administrative expenses in its consolidated statements of income. For the three and nine-months ended September 30, 2021, total operating lease expenses totaled $431 and $1,294, respectively, including variable lease expenses such as common area maintenance and operating costs of $117 and $352, respectively. For the three and nine-months ended September 30, 2020, total operating lease expenses totaled $377 and $819, respectively, including variable lease expenses such as common area maintenance and operating costs of $60 and $166, respectively.

Maturities of the Company’s operating lease liabilities are as follows:

Remainder of 2021	$322
2022	1,294
2023	944
2024	565
2025	565
2026	424
Total future lease payments	4,114
Less: imputed interest	(1,069)
Total operating lease liabilities	$3,045

Note 10.    Intangible Assets, Net

The following table provides the components of identifiable intangible assets, all of which are finite lived:

	September 30, 2021	December 31, 2020
Purchased technology-based intangible	$2,358	$2,358
Purchased patent	509	509
	2,867	2,867
Less: accumulated amortization	(2,803)	(2,765)
Intangible assets, net	64	102

Amortization expense was $13 and $13 for each of the three-month periods ended September 30, 2021 and 2020. For the corresponding nine-month periods, these expenses totaled $38 and $38, respectively. During the remaining life of the purchased patent, estimated annual amortization expense is $50 for each of the years from 2021 to 2022.

Note 11.    Other non-current Assets

The following table provides the components of other non-current assets:

Table of Content

	September 30, 2021	December 31, 2020
Royalty receivable	6,000	7,000
Other	905	836
Total other non-current assets	$6,905	$7,836

During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the $1,000 annual minimum guaranteed royalty that is due in each of the next eight years. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860 Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded it was not transferred. Royalty receivable consists of seven annual minimum payments due from Sunovion, the last of which is due in March 2028. The current portion of the royalty receivable is included in Trade and other receivables, net. See Note 15 Sale of Future Revenue for further details on how this receivable relates to the Monetization Agreement transaction.

Note 12.    Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Accrued compensation	$4,596	$6,330
Accrued distribution expenses	2,533	1,722
Other	495	517
Total accrued expenses	$7,624	$8,569

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

On November 3, 2020, the Company entered into the First Supplemental Indenture (the "First Supplemental Indenture" and, together with all other subsequent supplemental indentures and the Base Indenture, collectively, the "Indenture") by and among the Company and U.S. Bank National Association, as Trustee (the "Trustee") and Collateral Agent thereunder to the Base Indenture, by and between the Company and the Trustee. Under the Second Supplemental Indenture, the Company repaid $22,500 of its $70,000 outstanding 12.5% Notes from the upfront proceeds received under the Monetization Agreement. Further, the Company entered into an additional Purchase Agreement with its lenders whereby the Company issued in aggregate $4,000 of additional 12.5% Notes (the "Additional Notes") in lieu of paying a prepayment premium to two lenders on the early repayment of the 12.5% Notes discussed above. The result of these two transactions reduced the net balance of the Company's 12.5% Senior Notes outstanding in the aggregate to $51,500 at December 31, 2020, and such aggregate principal amount remains outstanding as of September 30, 2021. The $4,000 principal issuance will be repaid proportionally over the same maturities as the other 12.5% Notes. The Company also paid to one of its lenders a $2,250 premium as result of the early retirement of debt.

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

Table of Content

The First Supplemental Indenture contains a provision whereby, as the Company receives any cash proceeds from the Monetization Agreement, each noteholder has the right to require the Company to redeem all or any part of such noteholder's outstanding 12.5% Notes at a repurchase price in cash equal to 112.5% of the principal amount, plus accrued and unpaid interest. This repurchase offer is capped at 30% of the cash proceeds received by the Company as the contingent milestones are attained, if any, up through June 30, 2025. A valuation study was performed by an independent third party appraiser and updated as of September 30, 2021. Based on the valuation study, the put option was valued at $258, of which $111 has been recorded in Accrued expenses and $147 has been recorded in Other non-current liabilities. The embedded put option is deemed to be a derivative under ASC 815 Derivatives and Hedging, which requires the recording of the embedded put option at fair value and subject to remeasurement at each reporting period. In addition, as of the closing of this transaction, the Company issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of its common stock.

On August 6, 2021, pursuant to the Third Supplemental Indenture, the holders of the 12.5% Notes extended to June 30, 2022 from December 31, 2021, the Company's ability to access, at the Company's option, $30,000 of 12.5% Notes re-openers under the Indenture. The first $10,000 of 12.5% Notes represents a commitment of such amount by current holders of 12.5% Notes, at the option of the Company, contingent upon FDA approval of the Company's product candidate Libervant (diazepam) Buccal Film for the management of seizure clusters. A second $20,000 12.5% Notes re-opener represents a right, at the Company's option, to market to current holders of the Company's 12.5% Notes, and or other lenders, additional 12.5% Notes up to such amount, contingent upon FDA approval of Libervant for U.S. market access. If and to the extent that the Company accesses these re-openers, it will grant warrants to purchase up to 714,000 shares of common stock, with the strike price calculated based on the 30-day volume weighted average closing price of the Company's common stock at the warrant grant date.

The 12.5% Notes provide a stated fixed interest rate of 12.5%, payable quarterly in arrears, with the initial quarterly principal repayment of 12.5% Notes due on September 30, 2021 and the final quarterly payment due at maturity on June 30, 2025. The Company has recorded $7,725 as Loan Payable, Current to reflect this obligation in its Consolidated Balance Sheet. Principal payments are scheduled to increase annually from 10% of the face amount of the debt then outstanding during the first four quarters to 40% of the 12.5% Notes during the final four quarters.

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

On September 30, 2021, the Company entered into a waiver agreement (the “Waiver”) with the holders of the 12.5% Notes pursuant to which the principal payment due under the 12.5% Notes on September 30, 2021 was deferred in order to provide sufficient time for the finalization and execution of the Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”) discussed in Note 20 Subsequent Events. The Fourth Supplemental Indenture was executed by the parties on October 7, 2021.

The Company capitalizes legal and other third-party costs incurred in connection with obtaining debt as deferred debt issuance costs and applies the unamortized portion as a reduction of the outstanding face amount of the related loan. Similarly, the Company amortizes debt discounts, such as those represented by warrants issued to its lenders, and offsets those as a direct reduction of its outstanding debt. Amortization expense arising from deferred debt issuance costs and debt discounts related to the 12.5% Notes for the three and nine months ended September 30, 2021 were $1,171 and $3,488, respectively, while comparative amortization expenses for the three and nine months ended September 30, 2020 were $590 and $1,758,

Table of Content
respectively. Unamortized deferred debt issuance costs and deferred debt discounts totaled $11,110 and $14,596 as of September 30, 2021 and December 31, 2020, respectively.

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

Note 14.    Warrants

Warrants that were issued in conjunction with the Initial Notes (the “Initial Warrants”) and Additional Notes (the “Additional Warrants”) expire on June 30, 2025 and entitle the noteholders to purchase up to 2,143,000 shares of the Company's common stock at $0.001 per share and included specified registration rights. Management estimated the fair value of the Initial Warrants to be $6,800 and the Additional Warrants to be $735, each based on an assessment by an independent third-party appraiser.

The fair value of the respective warrants is treated as a debt discount, amortizable over the term of the respective warrants, with the unamortized 12.5% Notes portion applied to reduce the aggregate principal amount of the 12.5% Notes in the Company’s unaudited condensed balance sheet. Additionally, since the warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the warrants, except in the case of a “cash change in control”, the fair value attributed to the warrants is presented in Additional Paid-in Capital in Company’s unaudited condensed balance sheet. There were no warrants exercised during the nine-months ended September 30, 2021 or 2020, respectively.

Note 15.    Sale of Future Revenue

On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through September 30, 2021 under the Monetization Agreement.

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

Table of Content
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

The following table shows the activity of the liability related to the sale of future for the nine months ended September 30, 2021:

Liability related to the sale of future revenue, net at December 31, 2020	$48,974
Royalties related to the sale of future revenue	(1,077)
Amortization of issuance costs	110
Interest expense related to the sale of future revenue	10,457
Liability related to the sale of future revenue, net (includes current portion of $1,848)	$58,464

Note 16.    Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares.

As a result of the Company’s net loss incurred for the three and nine months ended September 30, 2021 and 2020, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations for the periods.  Therefore, basic and diluted net loss per share were the same for all periods presented as reflected below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(14,555)	$(16,551)	$(41,594)	$(35,415)
Denominator:
Weighted-average number of common shares – basic	39,224,863	33,619,379	37,297,892	33,592,846
Loss per common share – basic and diluted	$(0.37)	$(0.49)	$(1.12)	$(1.05)

As of September 30, 2021 and 2020, respectively, the Company’s potentially dilutive instruments included 4,341,967 and 3,167,192 options to purchase common shares and 0 and 14,233 unvested restricted stock units that were excluded from the computation of diluted weighted average shares outstanding because these securities had an antidilutive impact due to the losses reported. Similarly excluded as of September 30, 2021 and 2020, were potentially dilutive warrants for the purchase of 1,571,429 for both periods.

Table of Content
Note 17.    Share-Based Compensation

The Company recognized share-based compensation in its Condensed Consolidated Statements of Operations and Comprehensive Loss during 2021 and 2020 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Manufacture and supply	$88	$72	$241	$135
Research and development	230	183	670	365
Selling, general and administrative	1,582	1,510	4,217	3,125
Total share-based compensation expenses	$1,900	$1,765	$5,128	$3,625

Share-based compensation from:
Restricted stock units	$—	$309	$81	$773
Stock options	1,900	1,445	5,036	2,841
Employee stock purchase plan	—	11	11	11
Total share-based compensation expenses	$1,900	$1,765	$5,128	$3,625

Share-Based Compensation Equity Awards

The following tables provide information about the Company’s restricted stock unit and stock option activity during the nine-month period ended September 30, 2021:

Restricted Stock Unit Awards (RSUs):	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2020	14	$11.38
Granted	—	—
Vested	(12)	$11.14
Forfeited	(2)	$13.00
Unvested as of September 30, 2021	—	$—
Grant date fair value of shares vested during the period	$134
Unrecognized compensation costs as of September 30, 2021	$—

Stock Option Awards:	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding as of December 31, 2020	3,259	$8.14
Granted	1,211	$4.73
Exercised, Forfeited, Expired	(128)	$5.11
Outstanding as of September 30, 2021	4,342	$7.28
Vested and expected to vest as of September 30, 2021	4,194	$7.37
Exercisable as of September 30, 2021	2,018	$10.18

The fair values of stock options granted during the nine months ended September 30, 2021 were estimated using the Black-Scholes pricing model based on the following assumptions:

Table of Content

Expected dividend yield	—%
Expected volatility	95% - 100%
Expected term (years)	6.1
Risk-free interest rate	1.0%

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2021 was $3.61. During the nine-month period ended September 30, 2021, stock options were granted with an exercise price ranging from $3.76 to $5.30 and accordingly, given the Company’s share price of $4.36 at September 30, 2021, certain shares granted during this period provided intrinsic value at that date totaling $159.

As of September 30, 2021, $4,691 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average period of 1.8 years from the date of grant.

The Company did not grant restricted stock units during the nine months ended September 30, 2021. There were no unvested restricted stock units and no unrecognized compensation expense related to restricted stock units at September 30, 2021.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP"), as amended and restated effective as of January 1, 2019, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to purchase the Company’s common stock at the lower of 85% of the fair value of shares on either the first or last day of the offering period. During the nine-month periods ended September 30, 2021 and 2020, respectively, 19,270 and 14,961 shares were purchased and issued through the ESPP at total discounts of $11 and $11.

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

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three months ended September 30, 2021 and 2020, the Company recorded no income tax benefit from its pretax losses of $14,555 and $16,551. Similarly for the nine months ended September 30, 2021 and 2020, the Company recorded no income tax benefit from its pretax loss of $41,594 and $35,415, respectively, due to realization uncertainties.

The primary factor impacting the effective tax rate for the three and nine months ended September 30, 2021 is the anticipated full year operating loss which will require full valuation allowances against any associated net deferred tax assets.

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

Patent-Related Litigation

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Dr. Reddy’s Labs. S.A. and Dr. Reddy’s Labs., Inc.,

On February 7, 2018, the Company and Indivior Inc. and Indivior UK Ltd. (collectively, “Indivior”) initiated a lawsuit against Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “Dr. Reddy’s”) asserting infringement

Table of Content
of U.S. Patent No. 9,855,221 (the "'221 patent”). On April 3, 2018, the Company and Indivior initiated a separate lawsuit against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,931,305 (the "’305 patent”). On May 29, 2018, the lawsuits regarding the ’221 and ’305 patents were consolidated which was originally initiated by Indivior against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,687,454 (the "’454 patent”). On February 19, 2019, the court granted the parties’ agreed stipulation to drop the ’221 patent from the case. On January 8, 2020, the court entered a stipulated order of non-infringement of the ’305 patent based on the court’s claim construction ruling. The Company and Indivior preserved the rights to appeal the claim construction ruling. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

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

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Alvogen Pine Brook LLC,

On September 14, 2017, Indivior initiated a lawsuit against Alvogen Pine Brook LLC (“Alvogen”) asserting infringement of the ’454 patent. On February 7, 2018, the Company and Indivior filed an Amended Complaint, adding us as a plaintiff and asserting infringement of the ’221 patent. On April 3, 2018, the Company and Indivior initiated a separate lawsuit against Alvogen asserting infringement of the ’305 patent. On May 29, 2018, the cases were consolidated. On February 26, 2019, the court granted the parties’ agreed stipulation to drop the ’221 patent from the case. On January 9, 2020, the court entered a stipulated order of non-infringement of the ’305 patent based on the court’s claim construction ruling. The Company and Indivior preserved the rights to appeal the claim construction ruling.

    On November 21, 2019, Alvogen filed an amended answer and counterclaims asserting monopolization, attempted monopolization, and conspiracy to monopolize against us and Indivior under federal and New Jersey antitrust laws. The court denied the Company's motion to dismiss Alvogen’s counterclaims on August 24, 2020. On November 2, 2020, Alvogen filed a second amended answer and counterclaims, removing its allegations of monopolization and attempted monopolization against us and asserting only conspiracy to monopolize against us. Fact discovery on Alvogen’s antitrust counterclaims concluded on January 29, 2021. Expert discovery concluded on October 8, 2021, and dispositive motions were filed on October 26, 2021. There is no trial date set. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Reckitt Benckiser Pharmaceuticals, Inc. and MonoSol Rx, LLC v. BioDelivery Sciences International, Inc. and Quintiles Commercials US, Inc.,

On September 22, 2014, the Company and RB initiated a lawsuit against BioDelivery Sciences International, Inc. ("BDSI") and Quintiles Commercial US, Inc. (“Quintiles”) asserting infringement of U.S. Patent No. 8,765,167 ("the ’167 patent”) in the District of New Jersey (Civil Action No. 3:14-cv-5892). On July 22, 2015, the case was transferred to the Eastern District of North Carolina (Civil Action No. 5:15-cv-00350). BDSI filed requests for inter partes review (“IPR”) of the ’167 patent before the Patent Trial and Appeal Board (“PTAB”), and on May 6, 2016, the court stayed the case pending the outcome and final determination of the IPR proceedings. On March 24, 2016, the PTAB issued final written decisions finding the ’167 patent was not unpatentable, and the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) remanded those decisions for further proceedings before the PTAB. Following the PTAB’s February 7, 2019 decision on remand denying institution, BDSI appealed that decision to the Federal Circuit. The Federal Circuit granted the Company's motion to dismiss the appeal, and denied BDSI’s request for rehearing en banc. BDSI filed a petition for writ of certiorari to the Supreme Court of the United States (“Supreme Court”), which the Supreme Court denied on October 5, 2020. On January 4, 2021, the parties submitted a joint status report to the Eastern District of North Carolina stating their agreement that all proceedings and appeals of the IPR on the ’167 patent are complete and that, as a result, the stay of the matter may be lifted. On April 15, 2021, the court lifted the stay. On April 29, 2021, BDSI filed a renewed motion to dismiss the complaint. In response, the Company and RB filed an amended complaint on May 18, 2021, which, among other things, removed Quintiles as a defendant. On June 3, 2021, BDSI filed a notice withdrawing its motion to dismiss the original complaint. On July 7, 2021, the court entered a scheduling order in the case. Under the current scheduling order, the parties have completed their exchange of preliminary infringement and validity contentions, and are proceeding with fact discovery and claim construction. The parties are engaged in briefing claim construction issues. The court may schedule a claim construction hearing after the briefing

Table of Content
is complete, and the remainder of the schedule is dependent on the timing of the court’s ruling on claim construction. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Aquestive Therapeutics, Inc. v. BioDelivery Sciences International, Inc.,

On November 11, 2019, the Company initiated a lawsuit against BDSI asserting infringement of the ’167 patent in the Eastern District of North Carolina. On April 1, 2020, the court denied BDSI’s motion to stay and its motion to dismiss the complaint. On April 16, 2020, BDSI filed its Answer and Counterclaims to the complaint, including counterclaims for non-infringement, invalidity, and unenforceability of the ’167 patent. On May 7, 2020, the Company filed a Motion to Dismiss BDSI’s unenforceability counterclaim and a Motion to Strike BDSI’s corresponding affirmative defenses. On May 28, 2020, BDSI amended its counterclaims and filed an Answer and Amended Counterclaims, which included additional allegations in support of BDSI’s unenforceability counterclaim. On June 25, 2020, the Company filed a Motion to Dismiss BDSI’s Amended Counterclaim for unenforceability and a Motion to Strike BDSI’s corresponding affirmative defense of unenforceability. BDSI filed its opposition to the Company's Motion to Dismiss and Strike on July 16, 2020, and the Company filed its Reply on July 30, 2020. On March 16, 2021, the court issued an order granting-in-part and denying-in-part Aquestive’s motion to dismiss BDSI’s counterclaims asserting unenforceability of the ’167 patent. Aquestive filed its answer to the remaining portions of BDSI’s counterclaims on April 6, 2021. BDSI also filed on April 6, 2021 a renewed motion to dismiss Aquestive’s complaint. Aquestive filed its opposition to BDSI’s renewed motion to dismiss on April 27, 2021, and BDSI filed its reply on May 11, 2021. On August 10, 2021, the court entered an order denying BDSI’s motion to dismiss. On July 7, 2021, the court entered a scheduling order in the case, including the same operative dates as the court included in the scheduling order for Civil Action No. 5:15-cv-00350 described above, and the parties are proceeding under that same schedule. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

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

Table of Content
On September 21, 2020, Centene Corporation (“Centene”) and other related insurance payors filed a similar lawsuit against us and Indivior in the Eastern District of Missouri. On September 21, 2020, the Centene action was provisionally transferred to the Eastern District of Pennsylvania by the United States Judicial Panel on Multidistrict Litigation. On January 15, 2021, the Company filed a motion to dismiss the Centene and Humana complaints. The court held an in-person oral argument on the motions to dismiss on June 9, 2021. The court dismissed all complaints against the defendants in these matters on July 22, 2021. On August 20, 2021, Centene and Humana appealed the decision to the U.S. Appeals Court for the Third Circuit (“Third Circuit”). That state court action is stayed pending resolution of the federal appeal in the Third Circuit.

California Litigation

Neurelis, Inc. v. Aquestive Therapeutics, Inc.,

On December 5, 2019, Neurelis filed a lawsuit against us in the Superior Court of California, County of San Diego alleging the following three causes of action: (1) Unfair Competition under California Business and Professional Code § 17200; (2) Defamation; and (3) Malicious Prosecution. The Company filed a Motion to Strike Neurelis’s Complaint under California’s anti-SLAPP (“strategic lawsuit against public participation”) statute on January 31, 2020, which Neurelis opposed. On August 6, 2020, the court issued an order granting in part and denying in part the Company's anti-SLAPP motion. The Company filed a notice of appeal to the California Court of Appeal on September 1, 2020, and Neurelis filed a notice of cross-appeal on October 5, 2020. The Company filed its opening appeal brief on January 27, 2021, and Neurelis filed its combined opening and responsive appeal brief on March 30, 2021. Aquestive filed its combined response and reply brief on June 1, 2021 and Neurelis filed its final reply brief on July 6, 2021. Oral argument on the appeal was heard on October 14, 2021, and a ruling on the appeal is expected within 90 days of the oral argument. The trial court proceedings remain stayed while the appeal is pending. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Neurelis IPR Infringement Litigation

In the first quarter of 2019, Aquestive requested institution of three Inter Partes Reviews (“IPRs”) against Neurelis’ Orange Book method of treatment patent, US Patent No. 9,763,876 (‘876 Patent) for nasal administration of benzodiazepines (diazepam). The PTAB denied two of the requests and instituted the third request, which challenged all claims of the Neurelis ‘876 Patent. On August 6, 2020, the PTAB issued its final written decision finding all challenged claims of the ’876 Patent to be unpatentable. Neurelis appealed the decision to the U.S. Court of the Federal Circuit. On October 7, 2021, the Federal Circuit Court issued a per curium decision affirming the PTAB's final decision that the '876 Patent was unpatentable. If no appeal of the Federal Circuit Court ruling is filed by November 7, 2021, the Federal Circuit Court will issue a mandate closing the appeal period and an IPR Certificate will subsequently be issued by the United States Patent and Trademark Office. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Stockholder Class Action

Deanna Lewakowski v. Aquestive Therapeutics, Inc.

On March 1, 2021, a securities class action lawsuit was filed in the United States District Court of the District of New Jersey alleging that the Company and certain of its officers engaged in violations of the federal securities laws relating to public statements made by the Company regarding the FDA approval of Libervant. Following the court’s appointment of a lead plaintiff, an amended complaint was filed by the plaintiffs on July 25, 2021. All dispositive motions were filed with the court on or before November 1, 2021. There is no date set for a hearing on the motions to dismiss and no trial date has yet been set. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Note 20.    Subsequent Events

Continued Utilization of the At-The-Market Facility

The Company continued utilization of its At-The-Market facility from October 1 through October 31, 2021 and sold 80,783 shares which generated net proceeds of approximately $313.

12.5% Senior Secured Notes Fourth Supplemental Indenture

Table of Content
On October 7, 2021, the Company entered into the Fourth Supplemental Indenture, by and among the Company and the Trustee and collateral agent thereunder, to the Indenture in connection with the 12.5% Notes. Pursuant to the Fourth Supplemental Indenture, the amortization schedule for the 12.5% Notes was amended to provide for the date of the first amortization payment to be extended to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of the Notes or the interest payment obligation due under the Notes. In connection with the Fourth Supplemental Indenture, the Company entered into a Consent Fee Letter with the noteholders, pursuant to which the Company agreed to pay the noteholders an additional cash payment of $2.7 million in the aggregate, payable in four quarterly payments beginning May 15, 2022, in exchange to defer $10.3 million of principal payments. The Company is currently evaluating the impact of the Fourth Supplemental Indenture on its consolidated financial statements. The amendment may result in a gain or loss on extinguishment of debt that would be reported in the statement of operations in a subsequent period.

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

These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of Libervant™, AQST-109 and AQST-108 through the regulatory and development pipeline; the focus on growing our commercial sales of Sympazan® and continuing to manufacture Suboxone®, Exservan® and other licensed products; the ability to address the concerns identified in the FDA's Complete Response Letter dated September 25, 2020 regarding the New Drug Application ("NDA") for Libervant and obtain FDA approval of Libervant for U.S. market access; clinical trial timing and plans for AQST-109 and AQST-108; the ability to fund our operations for the next twelve months; and business strategies, market opportunities, and other statements that are not historical facts. These forward-looking statements are also subject to the uncertain impact of the COVID-19 global pandemic on our business including with respect to our clinical trials including site initiation, patient enrollment and timing and adequacy of clinical trials; on regulatory submissions and regulatory reviews and approvals of our product candidates; pharmaceutical ingredients and other raw materials supply chain, manufacture and distribution; sale of and demand for our products; our liquidity and availability of capital resources, customer demand for our products and services; customers' ability to pay for goods and services; and ongoing availability of an appropriate labor force and skilled professionals. Given these uncertainties, we are unable to provide assurance that operations can be maintained as planned prior to the COVID-19 pandemic.

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

Table of Content
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

•Libervant™ – a buccally, or inside of the cheek, administered soluble film formulation of diazepam is our most advanced proprietary investigational product candidate, which we intend to self-commercialize, subject to FDA approval for U.S. market access.  Aquestive is developing Libervant as an alternative to device-dependent rescue therapies currently available to patients with refractory epilepsy, which are a rectal gel and nasal sprays. In late September 2020, we received a complete response letter ("CRL") from the FDA focusing on doses tested in certain weight groups. At a Type A meeting with the FDA in November 2020, the FDA confirmed that the issues identified in the CRL may be addressed by utilizing modeling and simulations for an updated dosing regimen. We submitted a

Table of Content
revised weight-based dosing regimen with modeling and simulations in December 2020. In February 2021, the FDA provided feedback on the December 2020 submission which provided clarity regarding the information that the Agency expected to see in our population pharmacokinetic ('PK") model and safety data as it relates specifically to the patient population included in the studies. In June 2021, we resubmitted our New Drug Application ("NDA") to the FDA. In July 2021, the FDA accepted our resubmission filing of the NDA and assigned a Prescription Drug User Fee Act ("PDUFA") target goal date of December 23, 2021. The Company continues to actively engage with the FDA regarding its accepted NDA for Libervant ahead of the PDUFA target goal date as the FDA completed its mid cycle review of our application in September. In addition to responding to a number of information requests, the FDA has concluded an audit of our post marketing adverse event reporting capabilities, requested and received additional information about the patent coverage for the product, approved for use the trade name for Libervant, and made recommendations for changes in language related to our packaging. Concurrently, we have spoken with the FDA Office of Orphan Products Development. We have provided additional information supplementing our original correspondence to the group and continue to believe that we have provided a strong set of facts supporting a decision by the FDA of clinical superiority to prior approved drugs for this indication to support a finding that Libervant represents a major contribution to patient care as compared to the device driven rectal and nasal spray alternatives. Preparations are advancing with payer and sales force planning underway for the commercial launch of Libervant, if approved for U.S. market access, as soon as possible after approval. We anticipate that capital available within our existing debt facility will be available, if we choose, to support the launch of this product, if approved. However, overcoming the orphan drug marketing exclusivity is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such marketing exclusivity and approve Libervant for U.S. market access. Further, there can be no assurance that a competitor will not obtain other FDA marketing exclusivity that blocks U.S. market access for Libervant. Any failure to obtain FDA approval to demonstrate clinical superiority or get U.S. market access for Libervant would have a material adverse effect on our business, financial condition and results of operations in 2021 and later. More details on this product approval are described in the “Competition” section of Item I. Business of our 2020 Annual Report on Form 10-K.

Complex Molecule Portfolio

We have also developed a proprietary pipeline of complex molecule-based products as alternatives to invasively administered standard of care injectable therapeutics addressing large market opportunities beyond CNS indications.

The active programs in our complex molecule portfolio are:

•AQST-109 – is a next generation prodrug sublingual film formulation of epinephrine that is in development for the treatment of allergic reactions, including anaphylaxis. Epinephrine is the standard of care in the treatment of anaphylaxis and is currently administered via auto-injectors, such as EpiPen® and Auvi-Q®, which require patients or caregivers to inject epinephrine into their thighs during an emergency allergic reaction. As a result of this route of administration, many patients and their caregivers are reluctant to use currently available products, resulting in increased hospital visits and overall cost of care to treat anaphylactic events. However, AQST-109 would, if approved by the FDA, allow a patient to simply place a dissolvable strip, approximately the size and weight of a postage stamp, under the tongue, providing an appropriate medication where it is needed, when it is needed and in a form preferred by patients.

The Company completed a first-in-human Phase 1 clinical trial for AQST-109 in Canada. Recently reported top line data from this study support AQST-109's potential as the first orally administered epinephrine product for the treatment for anaphylaxis with safety, tolerably, PK and pharmacodynamics (PD) measures comparable to those of the auto-injector epinephrine products. Further, we submitted a request for a pre-IND meeting for AQST-109 with the FDA and anticipate receiving a written response from the FDA by the end of 2021. We are on track to conduct a crossover study using an adaptive design for AQST-109 in Canada beginning in the fourth quarter 2021. This study will determine the final formulation and dose for AQST-109 and allow the Company to move forward to the manufacture of registration batches and a pivotal PK study in 2022.

•AQST-108 – is a sublingual film formulation delivering systemic epinephrine that is also in development by Aquestive for the treatment of certain types of allergic reactions other than anaphylaxis. AQST-108 is composed of the prodrug dipivefrin which is enzymatically cleaved systemically into epinephrine after administration. Dipivefrin is currently available outside of the U.S. for ophthalmic indications.  Based on top-line results of a recent second Phase 1 PK trial in 28 healthy adult volunteers, AQST-108 was generally well-tolerated, with adverse events observed that are consistent with the known adverse events profile for epinephrine. We are on track to request a pre-IND meeting with the FDA in 2022 and plan to disclose the indication and path forward for development once we have received feedback from the agency.

Table of Content
•AQST-305 – is a sublingual film formulation of octreotide, a small peptide that has a similar pharmacological profile to natural somatostatin, for the treatment of acromegaly, as well as severe diarrhea and flushing associated with carcinoid syndrome. Acromegaly is a hormone disorder that results in the overproduction of growth hormone in middle-aged adults. Octreotide is the standard of care for the treatment of acromegaly.  The current market leader, Sandostatin®, is administered via deep subcutaneous or intramuscular injections once a month.  This monthly treatment regimen can result in loss of efficacy toward the end of the monthly treatment cycle.  We are developing AQST-305 as a non-invasive, pain-free alternative to Sandostatin to reduce treatment burden, healthcare costs and the potential loss of efficacy in the treatment cycle.  AQST-305 has shown promising preclinical and human proof of concept results.  While we focus our efforts on Libervant, AQST-109, and AQST-108, in the short-term, we have taken the necessary steps to prepare AQST-305 for additional research trials.

Licensed Commercial Products and Product Candidates

Our portfolio also includes products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the years ended December 31, 2020 and 2019, our licensed product portfolio generated $40.2 million and $49.7 million in revenue to Aquestive, respectively. Those products include:

•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone Sublingual Film was launched by our licensee, Indivior Inc., or Indivior, in 2010. Suboxone Sublingual Film is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone Sublingual Film and have produced over 2.2 billion doses of Suboxone since its launch in 2010. As of September 30, 2021, Suboxone branded products retain approximately 38% film market share as generic film-based products have penetrated this market. We have filed patent infringement lawsuits against certain companies relating to generic film-based products for buprenorphine-naloxone. More details regarding these lawsuits are described in the unaudited financial statements, Note 19. Contingencies, contained herein.

•ExservanTM (riluzole) – has been developed for the treatment of amyotrophic lateral sclerosis (ALS). We believe that Exservan, via our orally administered dosage form, can bring meaningful assistance to patients who are diagnosed with ALS and face difficulties swallowing traditional forms of medication. Exservan was approved by the FDA on November 22, 2019. During the fourth quarter of 2019, we announced the grant of a license to Zambon S.p.A. ("Zambon") for the development and commercialization of Exservan Oral Film in the European Union (EU) for the treatment of ALS. Zambon is a multinational pharmaceutical company with a focus on the CNS therapeutic area. Under the terms of the license agreement with Zambon, an upfront payment was paid to Aquestive for the development and commercialization rights of Exservan in the EU, and Aquestive will be paid development and sales milestone payments and low double-digit royalties on net sales of the product in the EU.  Zambon is responsible for the regulatory approval and marketing of Exservan in the countries where Zambon seeks to market the product, and Aquestive will be responsible for the development and manufacture of the product.

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

•KYNMOBI®– a sublingual film formulation of apomorphine, which is a dopamine agonist developed to treat episodic off-periods in Parkinson’s disease. We licensed our intellectual property to Cynapsus Therapeutics, Inc., a company that was acquired by Sunovion Pharmaceuticals Inc., or Sunovion, for the commercialization of KYNMOBI under an Agreement dated April 1, 2016, as amended (the "Sunovion License Agreement"). KYNMOBI was approved by the FDA on May 21, 2020 and commercially launched by Sunovion in September 2020. On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. We received an aggregate amount of $50,000 through September 30, 2021 under the Monetization Agreement. Under the Monetization Agreement, additional aggregate contingent payments of up to $75.0 million may be due us upon the achievement of worldwide royalty and other

Table of Content
commercial targets within a specified timeframe, which could result in total potential gross proceeds under the Monetization Agreement of $125.0 million.

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

Table of Content
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

Table of Content
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

Table of Content
•costs associated with preclinical and clinical activities and regulatory operations.

We expect our research and development expenses to continue to be significant over the next several years as we continue to develop existing product candidates such as AQST-109 AQST-108, AQST-305 and others, and we identify and develop or acquire additional product candidates and technologies.  We may hire or engage additional skilled colleagues or third parties to perform these activities, conduct clinical trials and ultimately seek regulatory approvals for any product candidate that successfully completes those clinical trials.

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

•Continuing the development of AQST-109 and AQST-108 along the 505(b)(2) pathway; and

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

Royalties and Interest Expense related to the Sale of Future Revenue

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the

Table of Content
achievement of the first milestone, and recorded these payments as a liability related to the sale of future revenue that will be amortized using the effective interest method over the life of the Monetization Agreement.. Although we sold all of our rights to receive royalties and milestones, as a result of our ongoing obligations related to the generation of these royalties, we will account for these royalties as revenue. We have received an aggregate amount of $50,000 through September 30, 2021 under the Monetization Agreement.

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

Table of Content
Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenues:

The following table sets forth our revenue data for the periods indicated.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except %)	2021	2020	$	%	2021	2020	$	%
Manufacture and supply revenue	$10,447	$5,903	$4,544	77%	$27,623	$20,078	$7,545	38%
License and royalty revenue	328	328	—	—%	5,000	13,682	(8,682)	(63)%
Co-development and research fees	523	341	182	53%	1,417	870	547	63%
Proprietary product sales, net	1,989	1,688	301	18%	5,714	4,070	1,644	40%
Total revenues	$13,287	$8,260	$5,027	61%	$39,754	$38,700	$1,054	3%

For the three months ended September 30, 2021, total revenues increased 61% or $5,027 compared to same period in the prior year. The increase was primarily due to higher manufacturing and supply revenue as well as Sympazan revenue. For the nine months ended September 30, 2021, total revenues increased 3% or $1,054 compared to the same period in the prior year. The increase was primarily due to higher Sympazan revenue and manufacture and supply revenue, offset by lower license and royalty revenue.

Manufacture and supply revenue increased 77% or $4,544 for the three months ended September 30, 2021 compared to the same period in the prior year. Manufacture and supply revenue increased 38% or $7,545 for the nine months ended September 30, 2021 compared to the same period in the prior year. This increase was due to higher Suboxone manufacturing volume.

License and royalty revenue remained flat for the three months ended September 30, 2021 compared to the same period in the prior year. License and royalty revenue decreased 63% or $8,682 for the nine months ended September 30, 2021 compared to the same period in the prior year. This decrease was due to a milestone earned of $4,000 as well as royalty revenue of $8,000 recognized upon the FDA approval of Sunovion’s KYNMOBI ™ product during the second quarter of 2020 that did not recur in 2021. This was partly offset by an increase in milestones earned from KemPharm, Inc. of $1,500 and the recognition of remaining deferred revenue associated with the license and supply agreement with Fortovia Therapeutics Inc. which was terminated in the first quarter of 2021.

Co-development and research fees increased 53% or $182 for the three months period ended September 30, 2021 compared to the same period in the prior year. Co-development and research fees increased 63% or $547 for the nine months ended September 30, 2021 compared to the same period in the prior year. The increase was driven by the timing of the achievement of research and development performance obligations and are expected to fluctuate from one reporting period to the next.

Proprietary product sales, net increased 18% or $301 for the three months ended September 30, 2021 compared to the same period in the prior year. Proprietary product sales, net increased 40% or $1,644 for the nine months ended September 30, 2021 compared to the same period in the prior year. The increase was due to a steady rise in acceptance with the medical and patient communities over time which led to increased prescriptions and improved payor approval rates for Sympazan.

Table of Content
Expenses and Other:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except %)	2021	2020	$	%	2021	2020	$	%
Manufacture and supply	$4,400	$2,978	$1,422	48%	$11,623	$10,176	$1,447	14%
Research and development	4,726	7,260	(2,534)	(35)%	12,647	15,461	(2,814)	(18)%
Selling, general and administrative	12,129	11,803	326	3%	38,494	40,310	(1,816)	(5)%
Interest expense	(2,787)	(2,778)	(9)	—%	(8,305)	(8,296)	(9)	—%
Interest expense related to the sale of future revenue, net	(3,767)	—	(3,767)	100%	(10,567)	—	(10,567)	100%
Interest and other (expense) income, net	(33)	8	(41)	(513)%	288	128	160	125%

Manufacture and supply costs and expenses increased 48% or $1,422 for the three months ended September 30, 2021 compared to the same period in the prior year. Manufacture and supply costs and expenses increased 14% for the nine months ended September 30, 2021 compared to the same period in the prior year. The increase in manufacture and supply costs was due to volume growth of Suboxone.

Research and development expenses decreased 35% or $2,534 for the three months ended September 30, 2021 compared to the same period in the prior year. Research and development expenses decreased 18% or $2,814 for the nine months ended September 30, 2021 compared to the same period in the prior year. Research and development expenses are driven primarily by the timing of clinical trial and other product development activities associated with our pipeline.

Selling, general and administrative expenses increased 3% or $326 for the three months ended September 30, 2021 as compared to the same period in the prior year. The increase was driven by litigation expense that arise through the course of business, partially offset by lower sales and marketing costs and share-based compensation expense. Selling, general and administrative expenses decreased 5% or $1,816 for the nine months ended September 30, 2021 as compared to the same period in the prior year. The decrease was primarily driven by lower sales and marketing costs, patent costs and share-based compensation expense.

Interest expense remained flat for the three and nine months ended September 30, 2021 compared to the same period in the prior year.

Interest expense related to the sale of future revenue, net was $3,767 and $10,567 for the three and nine months ended September 30, 2021, respectively. This amount is due to the accounting associated with the sale of future revenue related to KYNMOBI® sold to Marathon on November 3, 2020 and does not represent a monetary obligation or cash outflow at any time during the life of the transaction. See note 15 for details.

Interest and other (expense) income, net decreased $41 and increased $160, respectively, for the three and nine months ended September 30, 2021 compared to the same periods in the prior year. This was due to the fair value adjustment of the put option related to the 12.5% Notes. See note 13 for details.

Liquidity and Capital Resources

Sources of Liquidity

We have experienced a history of net losses. Our accumulated deficits totaled $227,851 as of September 30, 2021. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties. Our funding requirements are met by our cash and cash equivalents, as well as our existing equity and debt offerings, including the Senior Secured Notes due 2025 (the "12.5% Notes").We had $31,164 in cash and cash equivalents as of September 30, 2021.

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License

Table of Content
Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through September 30, 2021 under the Monetization Agreement.

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

On September 30, 2021, the Company entered into a waiver agreement (the “Waiver”) with the holders of the 12.5% Notes pursuant to which the principal payment due under the 12.5% Notes on September 30, 2021 was deferred in order to provide sufficient time for the execution of the Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”). On October 7, 2021, the Company entered into the Fourth Supplemental Indenture, by and among the Company and the Trustee and collateral agent thereunder, to the Indenture in connection with the 12.5% Notes. Pursuant to the Fourth Supplemental Indenture, the amortization schedule for the 12.5% Notes was amended to provide for the date of the first amortization payment to be extended to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of the Notes or the interest payment obligation due under the Notes. In connection with the Fourth Supplemental Indenture, the Company entered into a Consent Fee Letter with the holders of the 12.5% Notes, pursuant to which the Company agreed to pay the holders of the 12.5% Notes an additional cash payment of $2.7 million in the aggregate, payable in four quarterly payments beginning May 15, 2022. See Note 20 for discussion.

In 2019, we established an “At-The-Market” (ATM) facility pursuant to which we may offer up to $25,000,000 of shares of common stock. In the first quarter of 2021, we filed a prospectus supplement to offer up to an additional $50,000 of shares of common stock under the ATM facility. Since inception to September 30, 2021, we sold 6,417,804 shares which generated net cash proceeds of approximately $30,647, net of commissions and other transaction costs of $1,541. For the nine months ended September 30, 2021, we sold 5,486,871 shares which provided net proceeds of approximately $24,592, net of commissions and other transaction costs of $1,068. This ATM facility has approximately $42,812 available at September 30, 2021.

Cash Flows

Nine Months Ended September 30, 2021 and 2020

(in thousands)	2021	2020
Net cash (used for) operating activities	$(24,918)	$(31,947)
Net cash (used for) investing activities	(380)	(281)
Net cash provided (used for) by financing activities	24,655	(34)
Net increase (decrease) in cash and cash equivalents	$(643)	$(32,262)

Net Cash (Used for) Operating Activities

Net cash used for operating activities for the nine months ended September 30, 2021 decreased by $7,029 compared to the same period in the prior year. The decrease was related to higher non-cash operating expenses of $11,993, changes in operating assets and liabilities of $1,215, partially offset by a higher net loss of $6,179. The higher non-cash operating expenses were primarily due to increases in interest expense related to sale of future revenue ($10,457) and amortization of debt issuance costs

Table of Content
($1,846). The change in operating assets and liabilities was primarily due to timing of payments, increased deferred revenue related to a $1,250 net milestone payment received in connection with a license and supply agreement to commercialize AQST-119 Tadalafil Oral Film, offset by higher trade and other receivables due to increased revenue.

Net Cash (Used for) Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2021 increased by $99 compared to the same period in the prior year. The use of cash was related to capital expenditures.

Net Cash Provided by/(Used for) Financing Activities

Net cash provided for financing activities for the nine months ended September 30, 2021 increased by $24,689 compared to the same period in the prior year. The increase was primarily related to net proceeds from the sale of shares under the ATM facility in 2021.

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

•continued ability of our customers to pay, in a timely manner, for presently contracted and future anticipated orders for our manufactured goods, Suboxone, Sympazan and Exservan, including effects of generics and other competitive pressures as currently envisioned;

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

Table of Content
•a manageable level of costs for ongoing efforts to protect our intellectual property rights, including litigation costs in connection with seeking to enforce our rights concerning third parties' "at-risk" launch of generic products;

•continued compliance with all covenants under our 12.5% Notes; and

•absence of significant unforeseen cash requirements.

We expect to continue to manage business costs to appropriately reflect the anticipated general decline in Suboxone revenue, the marketing and sales costs related to Sympazan, the proceeds from the KYNMOBI Monetization Agreement, and other external resources or factors affecting our business including, if available, any future potential issuances of additional 12.5% Notes under the Indenture, net proceeds or future equity financing, other future access to the capital markets or other potential available sources of liquidity, as well as the uncertainties associated with the coronavirus pandemic. In doing so, we plan to continue to focus on the core drivers of value for our stockholders, including, more importantly, continued investments in our ongoing product development and planned commercialization activities in support of Libervant, AQST-109 and AQST-108. Until profitability is achieved, if at all, additional capital and/or other financing or funding will be required, which could be material, to further advance the development and commercialization of Libervant, AQST-109 and AQST-108, if approved by the FDA for U.S. market access, and to meet our other cash requirements, including debt service. We plan to conservatively manage our pre-launch spending as to both timing and level relating to Libervant, including cost rationalization associated with marketing and selling Sympazan. In this regard, absent spending on launch activities for Libervant, we expect to continue to spend less on commercialization in 2021 compared to 2020. Even as such, we expect to incur losses and negative cash flows for the foreseeable future and, therefore, we expect to be dependent upon external financing and funding to achieve our operating plan.

The sufficiency of our short-term and longer-term liquidity is directly impacted by our level of operating revenues and our ability to achieve our operating plan for revenues, regulatory approval in the time period planned for our late-stage proprietary products and our ability to monetize other royalty streams or other licensed rights within planned timeframes. Although we may also be entitled to further potential milestones, royalty and other payments under our Indivior Supplemental Agreement, which are suspended and may only be reinstated if Indivior successfully adjudicates or settles the related patent infringement litigation, and under the Monetization Agreement, there can be no assurance when, or if, any such payments may be realized. Our operating revenues have fluctuated in the past and can be expected to fluctuate in the future. We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and we have a significant level of debt on which we have substantial ongoing debt repayment and debt service obligations and have principal repayments related to our 12.5% Notes due through the debt maturity date, which is further discussed in Note 13. A substantial portion of our current and past revenues has been dependent upon our licensing, manufacturing and sales with one customer, Indivior, which is expected to continue while we commercialize our own proprietary products and it could take significantly longer than planned to achieve anticipated levels of cash flows to help fund our operations and cash needs from sales of our proprietary products.

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

Table of Content
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

As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Table of Content

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Table of Content
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

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Somerset, State of New Jersey.

Aquestive Therapeutics, Inc. (REGISTRANT)

Date:	November 2, 2021	/s/ Keith J. Kendall
Keith J. Kendall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2021	/s/ A. Ernest Toth, Jr.
A. Ernest Toth, Jr.
Chief Financial Officer
(Principal Financial Officer)