Form 10-K
period 2021-12-31
Aquestive Therapeutics, Inc.
filed 2022-03-08
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $110.7 million based on the closing price of the registrant’s common stock on such date.

The number of outstanding shares of the registrant’s par value $0.001 common stock as of the close of business on March 1, 2021 was 41,467,608.

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2022 Annual Meeting of Shareholders within 120 days of the end of its fiscal year ended December 31, 2021.  Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents
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

These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of Libervant™, AQST-109, and AQST-108 through the regulatory and development pipeline; the focus on growing the Company's commercial sales of Sympazan® and continuing to manufacture Suboxone® and other licensed products; the ability to address the concerns identified in the FDA's Complete Response Letter dated September 25, 2020 regarding the New Drug Application for Libervant and obtain FDA approval of Libervant for U.S. market access; clinical trial timing and plans for AQST-109 and AQST-108; the 2022 financial outlook; and business strategies, market opportunities, and other statements that are not historical facts. These forward-looking statements are also subject to the uncertain impact of the COVID-19 global pandemic on our business including with respect to our clinical trials including site initiation, patient enrollment and timing and adequacy of clinical trials; on regulatory submissions and regulatory reviews and approvals of our product candidates; pharmaceutical ingredients and other raw materials supply chain, manufacture and distribution; sale of and demand for our products; our liquidity and availability of capital resources, customer demand for our products and services; customers' ability to pay for goods and services; and ongoing availability of an appropriate labor force and skilled professionals. Given these uncertainties the Company is unable to provide assurance that operations can be maintained as planned prior to the COVID-19 pandemic.

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

These forward-looking statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with the Company’s development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials and plans; risk of delays in regulatory advancement through the FDA of Libervant and our other drug candidates or failure to receive approval, including the failure to receive orphan drug exclusivity; risk related to the FDA's delay on the Prescription Drug User Fee Act ("PDUFA") date for Libervant; risk that a competitor obtains orphan drug exclusively and blocks our product for the same indication for seven years or obtains other FDA marketing exclusivity that blocks U.S. market access for any of our product candidates; risk inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); risks and uncertainties concerning the revenue stream from the monetization of the Company's royalty rights for the product KYNMOBI®, as well as the achievement of royalty targets worldwide or in any jurisdiction and certain other commercial targets required for contingent payments under the KYNMOBI monetization transaction; risk of development of our sales and marketing capabilities; risk of sufficient capital and cash resources, including access to available debt and equity financing and revenues from operations, to satisfy all of our short-term and longer-term cash requirements and other cash needs, at the times and in the amounts needed; risk of failure to satisfy all financial and other debt covenants and of any default; risk related to government claims against Indivior PLC/Inc (“Indivior”) for which we license, manufacture and sell Suboxone® and which accounts for the substantial part of our current operating revenues; risks related to the outsourcing of certain marketing and other operational and staff functions to third parties; risk of the rate and degree of market acceptance of our product and product candidates; the success of any competing products including generics, risk of the size and growth of our product markets; risk of compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to the Company's products; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business; risk of loss of significant customers; risks related to legal proceedings including patent infringement, securities, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; uncertainties related to general economic, political, business, industry, regulatory and market conditions and other unusual items; and other uncertainties affecting the Company including those described in the "Risk Factors" section and in other sections included in this Annual Report on Form10-K, in our Quarterly Reports on Form 10-Q, and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC). Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. The Company assumes no obligation to update forward-looking statements, or outlook or guidance after the date of this Annual Report whether as a result of new information, future events or otherwise, except as may be required by applicable law. Readers should not rely on the forward looking statements included in this Annual Report as representing our views as of any date after the date of the filing of this Annual Report on Form 10-K.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in Part I-Item 1A. Risk Factors of this Form 10-K.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to "Aquestive," the "Company," "we," "us," and "our" refer to Aquestive Therapeutics, Inc. and its subsidiary.

Item 1.    Business

Overview

Aquestive Therapeutics, Inc. is a pharmaceutical company advancing medicines to solve patients’ problems with current standards of care and provide transformative products to improve their lives. We are developing orally administered products to deliver complex molecules, providing novel alternatives to invasive and inconvenient standard of care therapies. Aquestive has five commercialized products on the U.S. market, four licensed products and one stand-alone proprietary product to date, Sympazan® (clobazam) oral film for the treatment of seizures associated with Lennox-Gastaut Syndrome. Our licensees market their products in the U.S. and around the world. The Company also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. The Company is advancing a late-stage proprietary product pipeline focused on treating diseases of the central nervous system, or CNS, and an earlier stage pipeline for the treatment of severe allergic reactions, including anaphylaxis. Our production facilities are located in Portage, Indiana, and our corporate headquarters, sales and commercialization operations and primary research laboratory facilities are based in Warren, New Jersey.

We manufacture all of our licensed and proprietary products at our FDA, Australian Government Department of Health's Therapeutics Goods Administration, or TGA, and Drug Enforcement Agency, or DEA, inspected facilities and anticipate that our current manufacturing capacity is sufficient for commercial quantities of our products and product candidates currently in development. Not all collaborative or licensed products of the Company that may be commercially launched in the future will necessarily be manufactured by us, such as the case with KYNMOBI®.

PharmFilm® – Our Oral Film Technology

We are presently the worldwide leader in oral film drug delivery and manufacturing, having historically supplied the substantial majority of the world’s oral films for prescription pharmaceutical use, and we have the capability to produce more than one billion commercial doses a year. We developed our PharmFilm® technology to provide meaningful clinical and therapeutic advantages over other existing dosage forms and, in turn, to improve the lives of patients and caregivers. PharmFilm is protected by our patent portfolio, which currently includes at least 260 issued patents worldwide, of which at least 55 are U.S. patents, and more than 100 pending patent applications worldwide. Several of the patents in this intellectual property portfolio are utilized in each of our proprietary pipeline products. We are continuing to develop additional intellectual property and know-how related to the applications and engineering of PharmFilm alone or in combination with other technologies to create product capabilities that have compelling value propositions.

PharmFilm is comprised of proprietary polymer compositions that serve as film formers to hold active pharmaceutical ingredients, or APIs, and excipients in place. Proprietary and patent-protected compositions, formulations and manufacturing techniques and technology are employed to ensure that the API is distributed uniformly throughout the film and that target absorption levels are achieved. Our proprietary technology and manufacturing processes enable PharmFilm to be engineered to fit a variety of target product profiles in order to best address unmet patient needs present within specific disease states. PharmFilm, which is similar in thickness and size to a postage stamp, can be administered via buccal, sublingual or lingual oral delivery.

We believe the innovative nature of our drug delivery platform has the potential to offer a number of meaningful advantages to patients, caregivers and physicians compared to current standard of care therapies, including:

•preferred alternative to more invasive drug administration methods such as injection, rectal or nasal applications;

•faster, or at least equivalent, onset of action;

•ease of administration and availability (no device required, no gel to transport);

•direct absorption into the bloodstream reducing or avoiding “first pass” effects in the liver;

•reduced gastrointestinal, or GI, side effects;

•positive dosing outcomes, especially for patients with physical (e.g., dysphagia) or psychological barriers to other methods of drug administration;

•stable, durable, portable and quick dissolving (with or without water);

•customizable delivery routes for tailored pharmacokinetic, or PK, profiles (buccal, sublingual or lingual); and

•customizable taste profiles.

We chose to initially focus our development efforts on the CNS market because we believe the application of PharmFilm is particularly valuable and relevant to patients suffering from certain CNS disorders to meet patients' unmet medical needs and to solve patients' therapeutic problems. We believe there remains significant opportunity to develop additional products in the CNS market. Additionally, our know-how and proprietary position have broad application beyond CNS, and we plan to explore the applications of PharmFilm in other disease areas.

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

•Libervant™ – a buccally, or inside of the cheek, administered soluble film formulation of diazepam is our most advanced proprietary investigational product candidate. Aquestive is developing Libervant as an alternative to device-dependent rescue therapies currently available to patients with refractory epilepsy, which are a rectal gel and nasal sprays. In late September 2020, we received a complete response letter ("CRL") from the FDA focusing on doses tested in certain weight groups. At a Type A meeting with the FDA in November 2020, the FDA confirmed that the issues identified in the CRL may be addressed by utilizing modeling and simulations for an updated dosing regimen. We submitted a revised weight-based dosing regimen with modeling and simulations in December 2020. In February 2021, the FDA provided feedback on the December 2020 submission which provided clarity regarding the information that the Agency expected to see in our population pharmacokinetic ('PK") model and the presentation of safety data as it relates specifically to the patient population included in the studies. In June 2021, we resubmitted our New Drug Application ("NDA") to the FDA. In July 2021, the FDA accepted our resubmission filing of the NDA and assigned a Prescription Drug User Fee Act ("PDUFA") target goal date of December 23, 2021. In addition to responding to a number of information requests, the FDA concluded a Postmarketing Adverse Drug Experience (PADE) reporting audit. requested and received additional information about the patent coverage for the product, approved for use the trade name for Libervant, and made recommendations for changes in language related to our packaging. We also completed labeling negotiations of the prescribing information and no additional information was required from the Company. Concurrently, we spoke with the FDA Office of Orphan Products Development and provided additional information supplementing our original correspondence to the group. On December 20, 2021, we received notification from the FDA that it was not ready to act by the PDUFA date of December 23, 2021 for the Company’s NDA for Libervant and was unable to provide an estimate of the timing of an expected action. Subsequent to the FDA notification, we have had several interactions with the Agency. The Center for Drug Evaluation and Research ("CDER") indicated in correspondence to the Company that CDER had finished its review of the NDA submission and did not require additional information from the Company at this time. CDER is actively engaged with other groups in the Agency to reach a decision on the Company's NDA for Libervant based on the regulatory issues related to the approvability of the application. The FDA stated in a letter to the Company dated February 15, 2022 that “the Agency is continuing to consider whether the orphan-drug exclusivity (ODE) identified for another diazepam product in FDA’s publication Approved Drug Products With Therapeutic Equivalence Evaluations (the Orange Book) affects the approvability of your application.” Based on our communications with the Agency, we believe that the regulatory issues at hand are related to orphan drug exclusivity, which are being reviewed by the Office of Orphan Drug Development and Office of Chief Counsel. The Agency did not provide a timeline or commitment for resolution but reiterated that the Agency did not require additional information from the Company at this time. We appreciate the complexity of the related issues and are prepared to respond to the Agency if and when needed. We believe that we have provided a strong set of facts supporting a decision by the FDA of clinical superiority to prior approved drugs receiving orphan drug marketing exclusivity for seven years for this indication in that Libervant represents a major contribution to patient care as compared to the device driven rectal and nasal spray alternatives. Preparations are advancing with payer and sales force planning underway for the commercial launch of Libervant, if approved by the FDA for U.S. market access, as soon as possible after approval. We anticipate that capital available within our existing debt facility will be available to support the launch of this product, if approved by the FDA for U.S. market access. However, overcoming the orphan drug marketing exclusivity is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such marketing exclusivity and approve Libervant for U.S. market access. Further, there can be no assurance that a competitor will not obtain other FDA marketing exclusivity that blocks U.S. market access for Libervant. Any failure to obtain FDA approval to demonstrate clinical superiority or obtain U.S. market access for Libervant would have a material adverse effect on our business, financial condition and results of operations in 2022 and later. More details on this product approval are described in the “Competition” section of this Item I. Business of this Form 10-K.

Complex Molecule Portfolio

We have also developed a proprietary pipeline of complex molecule-based product candidates as alternatives to invasively administered standard of care injectable therapeutics addressing large market opportunities beyond CNS indications.

The active programs in our complex molecule pipeline portfolio are:

•AQST-109-SF – the first and only orally delivered epinephrine product candidate that has shown clinical results comparable to autoinjectors (such as EpiPen® and Auvi-Q®) for the emergency treatment of allergic reactions, including anaphylaxis. Epinephrine is the standard of care in the treatment of anaphylaxis and is currently administered via intramuscular injection including auto-injectors, such as EpiPen® and Auvi-Q®, which require patients or caregivers to inject epinephrine into their thighs during an emergency allergic reaction. As a result of this route of administration, many patients and their caregivers are reluctant to use currently available products. However, AQST-109 would, if approved by the FDA, allow a patient to simply place a dissolvable strip, approximately the size and weight of a postage stamp, under the tongue, providing an appropriate medication where it is needed, when it is needed and in a form preferred by patients.

We completed a first-in-human Phase 1 clinical trial for AQST-109 in Canada. This Phase 1 randomized, single-ascending dose study was performed in order to assess the safety, tolerability, and pharmacologic profile of AQST-109. On February 25, 2022, we reported positive topline data from Part 1 of our crossover study of AQST-109, EPIPHAST, a randomized, open-label, three-part adaptive design, crossover study in healthy adult subjects comparing the pharmacokinetics and pharmacodynamics of epinephrine delivered via AQST-109 oral film compared to intramuscular injection of epinephrine. The EPIPHAST study was also conducted in Canada. In Part 1 of the EPIPHAST study, multiple oral film formulations and dosage strengths of AQST-109 were evaluated. The lead formulation of AQST-109 has shown clinically meaningful blood concentrations when delivered in two different physical configurations, with a median Tmax of 13.5 minutes and 22.5 minutes, respectively. Part 1 also showed arithmetic mean maximum concentrations (Cmax) of 771 pg/mL and 580 pg/mL for the two configurations, or geometric mean Cmax values of 258pg/mL and 268pg/mL for the two configurations, respectively. These geometric mean Cmax and median Tmax values are consistent with those previously reported for approved injectable epinephrine devices such as EpiPen®. Under the EPIPHAST study, the healthy volunteers were also exposed to a 0.5mg intramuscular injection (IM) of epinephrine, allowing for a comparison with the pharmacokinetics, safety, and tolerability of the higher end of the approved dosage range of epinephrine, consistent with guidance received from the FDA in a written response to our Investigational New Drug Application (IND) for AQST-109. The findings show that these two configurations of the selected AQST-109 formulation can deliver clinically meaningful blood concentrations of epinephrine sooner than that observed with the higher dose of epinephrine IM injection, and in line with existing epinephrine autoinjectors. In addition, dosing with AQST-109 resulted in changes in blood pressure and heart rate that were comparable to epinephrine auto-injectors. The EPIPHAST trial indicated that treatment was well tolerated, with no serious adverse events, significant medical events, or treatment-related severe adverse events reported. We commenced Part 2 of the EPIPHAST study and expect to report topline results of Part 2 of the EPIPHAST study in the first half of 2022. Part 2 is a randomized, crossover design comparing AQST-109 12mg to epinephrine IM 0.3mg. On February 24, 2022, the FDA cleared our IND, allowing for clinical investigation of AQST-109 in the U.S. The FDA confirmed that 505(b)(2) approval pathway is acceptable for the development of AQST-109 and indicated AQST-109 has the potential for Fast Track designation. We expect to move forward with the manufacture of registration batches and to conduct pivotal studies in 2022.

•AQST-108-SF – is a sublingual film formulation delivering systemic epinephrine that is also in development by Aquestive for the treatment of conditions other than anaphylaxis. AQST-108 is composed of the prodrug dipivefrin which is enzymatically cleaved systemically into epinephrine after administration. Dipivefrin is currently available outside of the U.S. for ophthalmic indications. Based on top-line results of a recent second Phase 1 PK trial in 28 healthy adult volunteers, AQST-108 was generally well-tolerated, with systemic adverse events observed that are consistent with the known adverse events profile for epinephrine. We are on track to request a pre-IND meeting for AQST-108 with the FDA in 2022 and plan to disclose the indication and path forward for development, once we have received feedback from the agency.

•AQST-305-SF – is a sublingual film formulation of octreotide, a small peptide that has a similar pharmacological profile to natural somatostatin, for the treatment of acromegaly, as well as severe diarrhea and flushing associated with carcinoid syndrome. Acromegaly is a hormone disorder that results in the overproduction of growth hormone in middle-aged adults. Octreotide is the standard of care for the treatment of acromegaly. The current market leader, Sandostatin, is administered via deep subcutaneous or intramuscular injections once a month. This monthly treatment regimen can result in loss of efficacy toward the end of the monthly treatment cycle. We are developing AQST-305 as a non-invasive, pain-free alternative to Sandostatin to reduce treatment burden, healthcare costs and the potential loss of efficacy in the treatment cycle. AQST-305 has shown promising preclinical and human proof of concept results. While we focus our efforts on Libervant, AQST-109, and AQST-108, in the short-term, we have taken the necessary steps to prepare AQST-305 for additional research trials.

Licensed Commercial Products and Product Candidates

Our portfolio also includes products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the years ended December 31, 2021 and 2020, our licensed product portfolio generated $42.3 million and $40.2 million in revenue to Aquestive, respectively. Those products include:

•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone Sublingual Film was launched by our licensee, Indivior Inc., or Indivior, in 2010. Suboxone is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone Sublingual Film and have produced over 2.2 billion doses of Suboxone since its launch in 2010. As of December 31, 2021, Suboxone branded products retain approximately 40% film market share as generic film-based products have penetrated this market. We have filed patent infringement lawsuits against certain companies relating to generic film-based products for buprenorphine-naloxone. More details regarding these lawsuits are described in Part II Item 8. Financial Statements and Supplementary Data, Note 20, Contingencies.

•Exservan® – an oral film formulation of riluzole, has been developed for the treatment of amyotrophic lateral sclerosis (ALS). We believe that Exservan can bring meaningful assistance to patients who are diagnosed with ALS and face difficulties swallowing traditional forms of medication. Exservan was approved by the FDA on November 22, 2019. During the fourth quarter of 2019, we announced the grant of a license to Zambon S.p.A. ("Zambon") for the development and commercialization of Exservan in the European Union (EU) for the treatment of ALS. Zambon is a multinational pharmaceutical company with a focus on the CNS therapeutic area. Under the terms of the license agreement with Zambon, an upfront payment was paid to Aquestive for the development and commercialization rights of Exservan in the EU, and Aquestive will be paid development and sales milestone payments and low double-digit royalties on net sales of the product in the EU. Zambon is responsible for the regulatory approval and marketing of Exservan in the countries where Zambon seeks to market the product, and Aquestive will be responsible for the development and manufacture of the product.

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

In March 2022, we announced the grant of an exclusive license to Haisco Pharmaceutical Group Co., Ltd. ("Haisco") for Haisco to develop and commercialize Exservan for the treatment of ALS in China. Haisco Pharmaceutical Group is a China-based public pharmaceutical company. Haisco will lead the regulatory and commercialization activities for Exservan in China. Aquestive will serve as the exclusive sole manufacturer and supplier for the product. Aquestive will receive a $7.0 million upfront cash payment, regulatory milestone payments, and double-digit royalties on net sales of Exservan in China and will earn manufacturing revenue as the exclusive supplier of Exservan.

•KYNMOBI®– a sublingual film formulation of apomorphine, which is a dopamine agonist, was developed to treat episodic off-periods in Parkinson’s disease. We licensed our intellectual property to Cynapsus Therapeutics, Inc., a company that was acquired by Sunovion Pharmaceuticals Inc., or Sunovion, for the commercialization of KYNMOBI under an Agreement dated April 1, 2016, as amended (the "Sunovion License Agreement"). KYNMOBI was approved by the FDA on May 21, 2020 and commercially launched by Sunovion in September 2020. On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. We received an aggregate amount of $50.0 million through December 31, 2021 under the Monetization Agreement. Under the Monetization Agreement, additional aggregate contingent payments of up to $75.0 million may be due us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential gross proceeds under the Monetization Agreement of $125.0 million. Based on the current forecast of estimated KYNMOBI sales as of December 31, 2021, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement.

•Zuplenz® – an oral soluble film formulation of ondansetron, a 5-HT antagonist, was developed for the treatment of nausea and vomiting associated with chemotherapy and post-operative recovery. Ondansetron is available as branded and generic products as intravenous injections, intramuscular injections, orally dissolving tablets, oral solution tablets, and film. We licensed commercial rights for Zuplenz to Hypera in Brazil. We licensed commercial rights for Zuplenz to Fortovia Therapeutics Inc. (previously Midatech Pharma PLC, "Fortovia") in the United States, Canada, and China. Fortovia launched Zuplenz in the United States in 2015. We had been the sole and exclusive manufacturer of Zuplenz for Fortovia. On August 31, 2020 Fortovia filed a Chapter 11 bankruptcy proceeding in the Bankruptcy Court for the Eastern District of North Carolina. On January 29, 2021, the Bankruptcy Court approved an agreement pursuant to which the license and supply agreement between Aquestive and Fortovia was terminated, and all rights to commercialize Zuplenz returned to us, effective January 30, 2021. While not expected to be a material product for us, we are seeking a new partner to commercialize Zuplenz in the United States.

•AzstarysTM – an FDA-approved, once-daily product for the treatment of attention deficit hyperactivity disorder (ADHD) in patients age six years or older. AZSTARYS consists of serdexmethylphenidate, KemPharm’s prodrug of d-methylphenidate (d-MPH), co-formulated with immediate release d-MPH. In March 2012, the Company entered into an agreement with KemPharm, Inc. (“KemPharm”), to terminate a Collaboration and License Agreement entered into by the Company and KemPharm in April 2011. Under this termination arrangement, the Company has the right to participate in any and all value that KemPharm may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving KemPharm and collaborations, royalty arrangements, or other transactions from which KemPharm may realize value from these compounds. During September 2019, the Company received $1.0 million from its 10% share of milestone payments paid to KemPharm, under its licensing of KP-415 and KP-484 to a third party.  The Company also received payment of $0.5 million under this arrangement, which was included in License and royalty revenues for the year ended December 31, 2020, in connection with the FDA's acceptance of a New Drug Application ("NDA") filing for KP-415. On March 2, 2021, KemPharm announced FDA approval of KP 415 (AZTARYSTM) a new once-daily treatment for ADHD. For the year ended December 31, 2021, the Company received payment of $2.0 million under this arrangement, which was included in License and royalty revenues.

Market Overview

Epilepsy

Epilepsy is a chronic CNS disorder characterized by recurrent seizure activity. There are 3.4 million people in the United States suffering from epilepsy. According to Symphony Health data, antiepileptic medications generated billions of dollars of sales in the United States in 2021. The direct (medical) and indirect (lost wages and productivity) annual costs associated with epileptic patients in the United States are significant.

Epilepsy treatment regimens typically consist of chronic and acute management therapies. Chronic medicines are used on a daily basis to suppress seizure activity. Approximately 1.1 million of those 3.4 million people suffering from epilepsy will continue to suffer with breakthrough seizures and may require an acute (rescue) management strategy. Patients are routinely prescribed antiepileptic drugs, or AEDs, as “maintenance” therapy to control chronic seizure activity. Most AEDs specifically target neuronal excitation or neuronal inhibitory pathways. There are currently more than 25 AEDs approved for use in the United States, and therapeutic choice depends on the epileptic syndrome being considered. Patients are routinely prescribed benzodiazepines as “rescue” therapy for the management of acute seizure emergencies.

Rescue therapies are administered as needed in the event of an acute seizure to rapidly terminate seizure activity. One of the most effective benzodiazepines currently available for the treatment of acute seizures is diazepam. Diazepam has historically been marketed as a product administered rectally and more recently, a nasal spray product was introduced to the market.  Although the rectal gel has been the preferred drug prescribed by physicians, its rectal administration presents a particular challenge for patients. As a result, only approximately 100,000 patients out of 1.1 million potential patients who could benefit from this treatment currently use this therapy. The remaining sufferers either pursue less effective treatments or forego treatment altogether. We have been developing Libervant as an alternative to the device-dependent rescue therapies currently available to patients with refractory epilepsy.  See “Our Product Portfolio and Pipeline” above and “Competition” below in this Item 1. Business of this Form 10-K for additional information concerning the Libervant FDA approval process and market access issues.

There are multiple epileptic syndromes including LGS, which is a rare, intractable form of epilepsy affecting approximately 48,000 patients in the United States. Patients with LGS are often drug resistant, predisposing them to recurrent seizures, and are typically prescribed a combination of antiepileptic medications, which often includes clobazam. Clobazam (branded name Onfi) is available in both a tablet and suspension formulation.  Generic versions of the clobazam tablet and suspension formulation are available to patients, as well. Clobazam generated combined sales revenue of $237 million with more than 700,000 prescriptions filled in 2021. Sympazan was developed to reduce the burden associated with drug administration and cost.

Anaphylaxis

Anaphylaxis is a severe systemic allergic reaction that can be triggered by certain foods, medications, insect stings and latex, among other allergens. Signs and symptoms of anaphylaxis typically occur within seconds or minutes of exposure and may include low blood pressure, skin rash or itching, constriction of the airway and difficulty breathing and nausea and vomiting. If not treated immediately, anaphylaxis can lead to death due to airway restriction or cardiac arrest. Anaphylaxis is a potentially life-threatening systemic allergic reaction, with an estimated incidence of 50 to 112 episodes per 100,000 people per year. An international study found that hospital admissions for anaphylaxis has increased over a 15-year study period. The most common causes of reactions that can include anaphylaxis are medications, foods (such as peanuts), and venom from insect stings. Because anaphylaxis can progress quickly, the ability to administer a reliable and accurate dose of epinephrine as quickly as possible following a reaction is critical for patient recovery and survival.

Treatment of anaphylaxis typically consists of an intramuscular injection of epinephrine administered at the earliest opportunity, followed by additional intramuscular or intravenous injections as needed. A branded form of epinephrine auto-injector known as the EpiPen®, is the leading self-administered form of epinephrine. People with known allergies and who are at risk for anaphylaxis are advised to carry an auto-injector with them at all times and self-administer at the first signs of an anaphylactic reaction. Auto-injectors can be inconvenient to transport and many patients and caregivers dislike injections as a delivery method. Proper dosing and the ability to effectively administer epinephrine in a timely, reliable manner is critical for patients experiencing anaphylaxis. However, we believe that the inability to administer complex molecules via oral administration has limited the development of treatments that have the potential to provide significant patient benefit. We designed AQST-109, a “first of its kind” oral sublingual film formulation delivering systemic epinephrine that is in development as a rescue medicine for the treatment of anaphylaxis using Aquestive’s proprietary PharmFilm® technologies, to improve patient compliance and lower the total cost of care. We believe there is a significant market opportunity for a non-injectable, easier to administer product with a fast onset of action. A product with this profile could enable patients to conveniently and rapidly self-administer a reliable and accurate dose of epinephrine during an anaphylactic reaction, which we believe will improve patient compliance. Subject to our achieving regulatory approval of this product candidate, which we cannot assure, we believe AQST-109 has the potential to reduce the treatment burden currently associated with intramuscular injections and may lower costs to the healthcare system associated with anaphylaxis, due to inaccurate or untimely dosing.

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

We purchase our raw materials, including active pharmaceutical ingredients, from qualified, approved vendors both domestically and internationally. While we typically source raw materials from the lowest cost provider whenever possible, we continue to pursue a multi-supplier strategy for critical raw materials, where available or appropriate. Our product packaging foil is supplied by a single manufacturer. Such manufacturer utilizes multiple manufacturing facilities for production of our packaging foil. We may enter into more formal supply agreements in the future as production volumes increase and are more predictive.

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

On January 10, 2020, a competitor of Aquestive obtained FDA approval of its diazepam nasal spray drug candidate and was granted orphan-drug-exclusivity for this drug commencing as of January 10, 2020.  A company that obtains FDA approval for a designated orphan drug receives orphan market exclusivity for that drug for the designated indication for a period of seven years from the grant date in the United States.  This orphan drug exclusivity approval prevents a subsequent product seeking FDA approval from being marketed in the United States during the exclusivity period for the same active moiety for the same orphan drug indication except in the case where the drug candidate sponsor is able to demonstrate, and the FDA concludes, that the later drug is “clinically superior” to the approved products (e.g., safer, more effective, or providing a major contribution to patient care) within the meaning of FDA regulations and guidance.  In assessing whether a drug candidate sponsor has demonstrated that its drug candidate provides a “major contribution to patient care” over and above the currently approved drugs, which is evaluated by the FDA on a case by case basis, there is no single objective standard and the FDA may, in appropriate circumstances, consider such factors as convenience of treatment location, duration of treatment, patient comfort, reduced treatment burden, advances in ease and comfort of drug administration, longer periods between doses, and potential for self-administration.  We are seeking to demonstrate that Libervant will, if approved by the FDA for U.S. market access, represent a "major contribution to patient care" within the meaning of FDA regulations and guidance, to manage seizure clusters in epilepsy patients.  However, such a demonstration to overcome such seven-year market exclusivity is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such marketing exclusivity and approve Libervant for U.S. market access. There is also a risk that a competitor could obtain other FDA marketing exclusivity that blocks U.S. market access for Libervant. Any failure to obtain FDA approval of and to demonstrate clinical superiority for Libervant would have a material adverse effect on our business, financial condition and results of operations in 2022 and later.

Material Agreements

More details regarding material agreements are described in Part IV Notes to Consolidated Financial Statements, Note 6, Material Agreements.

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

In addition, we intend to seek orphan drug exclusivity in jurisdictions in which it is available. A prerequisite to orphan drug exclusivity in the United States and in the EU is orphan drug designation. An orphan drug designation may be granted where a drug is developed specifically to treat a rare or uncommon medical condition. If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of 7 years in the United States and 10 years in the EU. Orphan drug exclusivity does not prevent competitors from developing or marketing different drugs for the indication protected by exclusivity, or the same drug for a different indication.

Patents

Our patent portfolio currently comprises at least 260 issued patents worldwide, of which at least 55 are U.S. patents, and more than 100 pending patent applications worldwide. These issued patents and pending patent applications provide both process of making and composition of matter protection for our PharmFilm® technology and products and product candidates, including Suboxone and our PharmFilm® formulations of tadalafil, diazepam, clobazam, riluzole, epinephrine and octreotide. These patents and, if issued as patents, pending patent applications will likely expire between 2022 and 2042. The pending patent applications filed in 2017 will provide composition of matter and process of making protection for our PharmFilm® dosage formulations of diazepam, epinephrine and octreotide and, if issued as patents, will likely expire by 2042. The projected expiration dates exclude any patent term adjustment or patent term extension.

PharmFilm® – Our Oral Film Technology

Our PharmFilm® technology is covered by at least 8 patent families. These patent families provide process, composition of matter protection for our PharmFilm® technology, and comprise at least 53 issued patents worldwide, of which at least 22 are U.S. patents, and related pending patent applications worldwide. The patents and pending patent applications, if issued as patents, will likely expire between 2022 and 2042, excluding any patent term adjustment or patent term extension.

The PharmFilm® technology patents and/or patent applications also generically and specifically protect the technology utilized in the products and product candidates in our CNS programs, our complex molecule programs, as well as our licensee programs. For example, encompassed within our platform technology patents and/or patent applications is specific coverage directed to PharmFilm dosage formulations of CNS molecules such as diazepam. Also encompassed within our platform technology is coverage for our complex molecule program which includes molecules such as epinephrine. Our platform technology patents and/or patent applications further cover the products Suboxone and Zuplenz, as well as our formulations of the molecules apomorphine and tadalafil, which are part of our licensed programs. The expiration dates for patents covering these products and product candidates, and for pending applications if issued as patents, extend from 2022 to 2042, excluding any patent term adjustment or patent term extension.

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

Trade Secrets and Other Proprietary Information

We seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our colleagues, consultants and other advisors to execute confidentiality agreements upon the commencement of their employment or engagement. These agreements generally provide that all confidential information developed or made known during the relationship with us be kept confidential and not be disclosed to third parties except in specific circumstances, nor used outside the scope of their employment. In the case of our colleagues, the agreements also typically provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed during employment shall be our exclusive property to the extent permitted by law. Where appropriate, agreements we obtain with our consultants also typically contain similar assignment of invention provisions. Further, we generally require confidentiality agreements from third parties that receive our confidential information. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

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

FDA approval is required before any new drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. The process required by the FDA before a new drug may be marketed in the United States generally involves:

•completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s current good laboratory practice, or GLP, regulations;

•submission to the FDA of an Investigational New Drug, or IND, application for human clinical testing which must become effective before human clinical trials may begin in the United States;

•approval by an independent institutional review board, or IRB, at each clinical trial site before each trial may be initiated;

•performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each intended use;

•submission to the FDA of a New Drug Application, or NDA;

•satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s current good manufacturing, or cGMP, regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•satisfactory completion of a potential review by an FDA advisory committee, if applicable; and

•FDA review and approval of the NDA.

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

There are also an increasing number of state laws with requirements for manufacturers and/or marketers of pharmaceutical products. Some states require the reporting of expenses relating to the marketing and promotion of drug products and the reporting of gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the reporting of certain pricing information, including information pertaining to and justification of price increases, or prohibit prescription drug price gouging. In addition, states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed below, a similar federal requirement requires manufacturers to track and report to the federal government certain payments made to physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, and soon federal, authorities.

The Physician Payments Sunshine Act, implemented as the Open Payments Program, and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments made in the previous calendar year and other transfers of value to physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. Various portions of the PPACA are currently undergoing legal and constitutional challenges in the United States Supreme Court, previous administrations issued various Executive Orders which eliminated cost-sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the PPACA. It is unclear whether the PPACA will be overturned, repealed, replaced, or further amended.

Moreover, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, these reductions are suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. As the legislation currently stands, the reductions went back into effect January 2021 and will remain in effect through 2030 unless additional Congressional action is taken. Further, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On July 24, 2020, four Executive Orders were signed and enacted directing the Secretary of HHS to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center, or FQHC, as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. On October 1, 2020, the FDA issued its final rule allowing importation of certain prescription drugs from Canada. On September 13, 2020, President Trump signed an Executive Order directing HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. While some proposed measures will require authorization through additional legislation to become effective, Congress has indicated that they will continue to pursue new legislative and/or administrative measures to control drug costs, including price or patient reimbursement constraints, discounts, restrictions on certain access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. With the election of a new Presidential administration, it is unclear at this time to predict what legislative initiatives the President and Congress may propose related to drug pricing. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Additionally, we must offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, including: the Centers for Medicare & Medicaid Services’ Medicaid Drug Rebate Program, Medicare Part B Program and Medicare Part D Coverage Gap Discount Programs, the U.S. Department of Veterans Affairs’ Federal Supply Schedule Program, and the Health Resources and Services Administration’s 340B Drug Pricing Program. We must also report specific prices to government agencies under healthcare programs, such as the Medicaid Drug Rebate Program. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may expose us to penalties.

Some third‑party payors may have cost‑containment measures to be adopted or implemented in the future, including any changes to any Medicare reimbursement program, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and to operate profitably.

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

Human Capital

As of December 31, 2021, we employed approximately 157 colleagues. All of our colleagues were employed in the U.S.. Of these colleagues, 16 are directly involved in research and development, 81 are involved in manufacturing operations, and 60 are involved in commercialization and sales and general and administrative activities. Our colleagues are not represented by a labor union.

Culture and Colleagues Engagement

We believe that our colleagues are an essential element of our strategy and critical to our continued success. Our corporate values – safety, compliance, collaboration, integrity and high performance are built on the foundation that the colleagues we hire, the steps we use to engage them and the way we treat one another promote the creativity, innovation and productivity that spurs the company’s success.

Supporting that philosophy, our management team is responsible for ensuring that our policies & procedures reflect and reinforce the company’s desired corporate culture including policies and procedures related to risk management, ethics and compliance.

We engage advisors to ensure that we design, plan and execute competitive compensation strategies and benefit programs to help us attract and retain a diverse workforce with the appropriate skills and talent that drive the organization's success. We also engage our colleagues in important dialogue regarding organizational performance, and reward our colleagues accordingly to create a successful and attractive workplace. We are committed to creating a culture of inclusion in which all colleagues have the opportunity to be heard, make an impact and thrive.

Colleagues’ Health, Wellness and Safety

The well-being of our colleagues is a top priority, and we are committed to creating a safe and healthy workplace. We provide ongoing training in support of that commitment.

We remain proactive in ensuring the safety of our colleagues, their families, our patients and our products as we continue to navigate through a worldwide pandemic. We were able to overcome many of the challenges presented by COVID-19 by engaging colleagues early and often through organizational messaging aimed at reinforcing our commitment to safety. We demonstrated our commitment by isolating our Research and Development lab from our office workers, and segregating our manufacturing site to accommodate essential only workers. These actions allowed us to have the uninterrupted ability throughout the pandemic to produce critical products. Additionally, we provided testing, quarantined colleagues when necessary, followed the CDC guidance and the science as information evolved. In 2021, our colleagues provided insight to vaccination status and allowed the Company to reach a voluntary vaccination status of approximately 90%, including 100% of our customer facing and field sales personnel.

Environmental Safety

We have few environmental risks but are committed to be part of the global solution. We run environmentally responsible laboratory waste collection, recycling and disposal programs. We educate and encourage our colleagues to be environmentally responsible. As of December 31, 2021, we were in compliance with government and environmental regulations.

Item 1A.    Risk Factors

Investing in our common stock involves significant risk and investors should carefully consider the risks described below, together with all other information included or referenced in this Annual Report on Form 10-K.  There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  The risks described below are not the only ones we will face.  In addition to the other information in this Annual Report on Form 10-K, any of the factors set forth below could significantly and negatively affect our business, financial condition, results of operations or prospects and the trading price of our stock. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements at the beginning of this Annual Report on Form 10-K.  The dollar amounts presented in this section are depicted in thousands.

Summary of Risk Factors

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

•we have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability;

•our business and operations may be adversely affected by the COVID-19 pandemic;

•we may fail to obtain regulatory approvals to market our products in the United States or in other countries;

•we may fail to obtain orphan drug status or other marketing exclusivity approvals for our product candidates;

•the delay or failure of approval for U.S. market access for our drug candidate LibervantTM

•we will need to raise substantial funds in the future, and these funds may not be available on acceptable terms or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, scale back or cease some or all operations;

•the development of pharmaceutical products involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product;

•if our competitors are better able to develop and market products for the diagnosis and treatment of diseases of the central nervous system that are safer, more effective, less costly, easier to use or otherwise more attractive than our PharmFilm technology, our business will be adversely impacted;

•even if our products are approved for commercial sale, if we are unable to expand our sales and marketing infrastructure, we may not be successful in commercializing our products in the United States;

•our ability to commercialize our product candidates will depend in part on the extent to which reimbursement will be available from government and health administration authorities, private health maintenance organizations and health insurers, and other healthcare payors;

•we have entered into, and may enter into collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships with third-parties that may not result in the development of commercially viable products or the generation of significant future revenues;

•we are and will be dependent on third-party contract research organizations to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated and we may not be able to obtain regulatory approval for any of our product candidates;

•our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel;

•our ability to protect our intellectual property and proprietary technology is uncertain;

•we may be subject to damages resulting from claims that we, or our employees, have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors;

•our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer;

•if we issue more shares of our Common Stock to raise capital, our current stockholders will incur substantial dilution; and

•we may be subject to damages resulting from legal proceedings regarding Suboxone antitrust litigation matters and other litigation matters currently pending against the Company.

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

The development, regulatory approval process, and commercialization of drug candidates involve significant risk and significant uncertainty, including matters over which we have no control.  Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our expenses. We expect to incur substantial expenses going forward, which we expect will increase as we expand our development, commercialization activities and product portfolio. Some of the expenses we expect to incur going forward include:

•conducting clinical trials of our product candidates;

•seeking regulatory approval for any of our product candidates that successfully complete clinical development;

•commercialization activities, including product sales, marketing, manufacturing and distribution, for our products, if approved;

•maintaining, expanding and protecting our intellectual property portfolio;

•acquiring or in-licensing new technologies or development-stage or approved products;

•adding clinical, scientific, operational, financial, sales, marketing, medical and management information systems personnel, including personnel to support our product development and commercialization efforts and to support our transition to operations as a public company; and

•experiencing incremental costs due to delays or encountering any issues with any of the above, including, but not limited to, failed or not fully successful trials, complex results, safety issues or other regulatory challenges.

We expect to continue to incur net losses for at least the next few years as we pursue the development, commercialization and marketing of our proprietary product candidates. Our net losses may fluctuate significantly from period to period, depending on regulatory approval developments concerning both our late-stage and earlier-stage product candidates, the timing of our planned clinical trials and expenditures on our other research and development, as well as our commercialization activities. We expect our expenses will continue to be substantial in 2022 and future periods as we continue, subject to any delay as a result of the coronavirus pandemic, to:

•focus on the approval of Libervant for marketing in the U.S. and, subsequently, if approved, which we cannot assure, its commercialization,

•continue to clinically develop AQST-109, subject to any delay from the coronavirus pandemic; and

•continue to grow Sympazan revenues as a precursor and complement to the eventual launch of Libervant, if approved for U.S. market access, which we cannot assure.

We expect to continue to manage the timing and level of expenses in light of the declining Suboxone revenues, offset in part by increasing revenue contributions from Sympazan, while focusing on the development and commercialization of Libervant and AQST-109 and the subsequent commercialization of Libervant, if approved by the FDA for U.S. market access.

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

The Company’s cash requirements for 2022 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of our products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of December 31, 2021, we had $28.0 million of cash and cash equivalents.

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. Food and Drug Administration (FDA) on May 21, 2020. We have received an aggregate amount of $50.0 million through December 31, 2021 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75.0 million may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125.0 million. Based on the current forecast of estimated KYNMOBI sales as of December 31, 2021, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement.

With the upfront proceeds of the monetization, we repaid $22.5 million of the Senior Secured Notes due 2025 (the "12.5% Notes"), and issued $4.0 million of new 12.5% Notes in lieu of paying a prepayment premium on the early repayment of the 12.5% Notes, reducing the aggregate principal balance of 12.5% Notes outstanding to $51.5 million, and such aggregate principal amount remains outstanding as of December 31, 2021. On August 6, 2021, the holders of the 12.5% Notes agreed to extend to June 30, 2022 our ability to access, at our option, an additional $30.0 million of 12.5% Notes re-openers under the Indenture. The first $10.0 million senior notes re-opener represents a commitment of such amount by current holders of 12.5% Notes, at our option, contingent upon FDA approval of our product candidate Libervant. A second $20.0 million senior notes re-opener represents a right, at our option, to market to current holders of our 12.5% Notes, and/or other lenders, additional senior notes up to such amount, contingent upon FDA approval of Libervant for U.S. market access. If and to the extent that we access these re-openers, we will grant warrants to purchase up to 714,000 shares of common stock, with the strike price calculated based on the 30-day volume weighted average closing price of our common stock at the warrant grant date. In addition, as of the closing of this transaction, we issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of our common stock.

On October 7, 2021, we entered into the Fourth Supplemental Indenture in connection with the 12.5% Notes. Pursuant to the Fourth Supplemental Indenture, the amortization schedule for the 12.5% Notes has been amended to provide for the date of the first amortization payment to be extended to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of June 30, 2025 or the interest payment obligation due under the Notes.

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

Aquestive has experienced a history of net losses and our accumulated deficits totaled $256.8 million as of December 31, 2021. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties.

On November 20, 2020, the Company began utilizing the Company's at-the-market (ATM) facility and through December 31, 2020 sold 930,993 shares which provided net proceeds of approximately $6.1 million after deducting commissions and other transaction costs of $0.5 million.

On March 26, 2021, the Company filed a prospectus supplement to offer up to an additional $50 million of shares of common stock under the ATM facility. For the year ended December 31, 2021, the Company sold 6,550,486 shares which provided net proceeds of approximately $29.8 million after deducting commissions and other transaction costs of $1.3 million. This ATM facility has approximately $37.4 million available at December 31, 2021.

Until such time, if ever, that we can generate sufficient revenue to fully fund our operations, we would need to seek additional capital and cash resources through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the stockholders' existing ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financings may be coupled with an equity component, such as warrants to purchase shares of our common stock, which could also result in dilution of existing stockholders’ ownership. The incurrence of additional indebtedness would result in increased fixed payment obligations and could also result in certain increased restrictive covenants (most if not all of which currently exist under our existing debt facilities), such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights or sell assets, and other operating restrictions that could adversely impact our ability to conduct our business and continue to result in liens being placed on all of our assets and intellectual property. If we were to default on such indebtedness, we could lose all such assets and intellectual property and our ability to operate our business.

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

Even if we are able to generate future revenues, our results of operations would likely continue to vary significantly from year-to-year and quarter-to-quarter. Variations may result from, among other factors:

•the timing of FDA or any other regulatory approval, delay in any FDA or other regulatory approvals, or failure to obtain any such FDA or other regulatory approvals;

•competitor’s product candidates obtaining FDA or other regulatory approval, which may include orphan drug market exclusivity for seven years in the U.S., before our product has received any such regulatory approval and/or orphan drug exclusivity, or obtaining other FDA marketing exclusivity that blocks U.S. market access for our product candidates;

•the timing of process validation for particular product candidates;

•the timing of product launches and market acceptance of such launched products;

•changes in the timing of and the amount we spend to research, develop, acquire, license or promote new product candidates;

•the timing, amount we spend on, and outcome of our research, development, preclinical studies and clinical trial programs;

•serious or unexpected health or safety concerns related to our products or product candidates;

•the introduction of new branded and generic products by others that render our product candidates obsolete, subject to greater competition or noncompetitive;

•our ability to maintain selling prices and gross margins on our commercial products;

•our ability to comply with complex governmental regulations applicable to many aspects of our business;

•changes in coverage and reimbursement policies of health plans and other health insurers, including changes to Medicare, Medicaid and similar government healthcare programs;

•increases in the cost of raw materials used to manufacture our commercial products and product candidates;

•manufacturing and supply interruptions, including product rejections or recalls due to failure to comply with manufacturing specifications or current Good Manufacturing Practices;

•timing of revenue recognition related to our collaboration agreements;

•our ability and the significant cost to protect our intellectual property and avoid infringing the intellectual property of others and any adverse developments in any related legal proceeding or in other legal proceeding of any nature; and

•the outcome and cost of existing or possible future litigation with third parties.

Our level of indebtedness and significant debt service obligations could constrain our ability to invest in our business and make it more difficult for us to fund our operations.

We have substantial debt and substantial debt service obligations. At December 31, 2021, we had an aggregate principal amount of $51.5 million of outstanding indebtedness, represented by the 12.5% Notes. In the future, we may need to borrow additional funds.

Because of our indebtedness:

•we may have difficulty satisfying our obligations with respect to our existing indebtedness including the repayment of such indebtedness;

•we may have difficulty obtaining financing in the future (and we have substantial restrictions on incurring any additional indebtedness under our current debt instruments) for working capital, capital expenditures, acquisitions or other purposes;

•we will need to use a substantial portion of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

•we may be more vulnerable to general economic downturns and adverse industry conditions;

•if cash flows from product sales and revenues from licensed product or collaborative arrangements are insufficient to satisfy our obligations with respect to our existing indebtedness, we may be forced to seek to sell assets (subject to obtaining consent under the Indenture) or seek additional capital, which we may not be able to accomplish on favorable terms, if at all;

•we could be limited in our flexibility in planning for, or reacting to, changes in our business and in our industry in general;

•we could be placed at a competitive disadvantage compared to our competitors that have less debt, less debt restriction or less restrictive debt covenants;

•our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, limits our ability to incur additional debt and sell or dispose of assets, could result in an event of default that, if not cured or waived, would have a material adverse effect on our business or prospects; and

•our tangible and intangible assets, including our intellectual property, are subject to first priority liens and may be used to satisfy our outstanding debt.

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

Although we are in the process of testing and developing proprietary product candidates and may seek to acquire rights in other approved drugs, we anticipate that our ability to generate revenue and to become profitable in the near future will depend upon the continued commercial success of Suboxone, Exservan, KYNMOBI® and Sympazan, our ability to license Zuplenz, and our ability to commercialize our product candidate Libervant subject to FDA approval including our ability to demonstrate that Libervant will, if approved by the FDA for U.S. market access, represent a "major contribution to patient care" within the meaning of FDA regulations and guidance, as compared to available treatment options. There is no assurance that we will become commercially successful to the extent necessary to become profitable. If our current products are not commercially successful, our ability to generate manufacturing and sale margins and licensing or royalty revenues will be impaired. Without those revenues, our ability to continue planned development initiatives and commercialization efforts would be limited. Due to our dependence on the commercial success of our products, delays or setbacks in the commercial success of any of these products would likely materially adversely affect our business, prospects, results and operations and financial consideration.

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

In April 2019, the U.S. Department of Justice announced that a federal grand jury sitting in the Western District of Virginia had criminally indicated Indivior PLC, or Indivior, for which we exclusively manufacture and supply Suboxone film products and license certain of our intellectual property, in connection with Indivior’s allegedly deceptive and misleading marketing and distribution practices in its distribution and sale of Suboxone film products, dating back a number of years, and seeking a monetary judgment of not less than $3 billion.  Indivior has denied the claims and publicly stated that it intends to contest the allegations vigorously.  Indivior accounted for approximately 73% and 57% of our revenues for 2021 and 2020, respectively, and we believe in the future will continue to account for a substantial part of our revenues.  On July 24, 2020, Indivior disclosed a $600 million settlement and disposition of this matter with the U.S. Department of Justice. We cannot assess whether this settlement and disposition will have a material adverse financial impact on our business, prospects, liquidity, financial condition and operating results.

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

Indivior accounted for approximately 73% of our annual revenues in fiscal year 2021.  As a result of Indivior’s decision to cease production of the authorized generic sublingual film product, our manufacturing and supply revenue for that product has ceased, which has and we believe will continue to have a material negative impact on our manufacture and supply revenues and our results of operations.  Although branded Suboxone has continued to retain meaningful market share, we have planned for the erosion of this sunsetting branded product over time, which will further affect our total revenues and our results from operations.

We are currently involved in antitrust litigation in connection with the launch of Suboxone® and any adverse decisions in such litigation could impair our ability to raise addition capital and significantly harm our business.

We are named as a defendant in antitrust litigation brought against us and Indivior. The litigation involves allegations that we have engaged in conduct intended to interfere with the introduction of generic drug products that would compete with Suboxone in the marketplace. We have denied any wrongdoing and are defending the litigation. However, depending on the outcome of the litigation, including whether or not any judgements are entered against us or Indivior and, if so, the extent of those judgements, our ability to earn revenues from Suboxone may be impaired, which may affect our business, profitability, prospects, financial condition ability to generate sufficient revenues, and our ability to raise additional funding. Moreover, regardless of the merits of any claim, the continued legal and other costs arising from these judicial proceedings may result in substantial additional expenses and divert management’s time and attention away from our other business operations, which could also significantly harm our business. For more information, please see Part II Item 8. Financial Statements and Supplementary Data, Note 20. Contingencies.

KYNMOBI® is commercialized by Sunovion Pharmaceuticals, Inc., therefore, there is no assurance that we will receive additional contingent payments pursuant to the Monetization Agreement in the amount or at the time we have planned, or at all, and any failure to receive such payments would have a material adverse impact on our financial position and capital needs.

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. Food and Drug Administration (FDA) on May 21, 2020. We have received an aggregate amount of $50.0 million through December 31, 2021 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75.0 million may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125.0 million. Based on the current forecast of estimated KYNMOBI sales as of December 31, 2021, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement.

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

We are developing Libervant as an alternative to device-dependent rescue therapies currently available to patients with refractory epilepsy, which are a rectal gel and nasal sprays. We completed the rolling submission of our NDA filing with the FDA for Libervant on November 27, 2019, our NDA for Libervant was accepted by the FDA on February 10, 2020, and a Prescription Drug User Fee Act ("PDUFA") target goal date of September 27, 2020 was assigned by the FDA. On January 10, 2020 Neurelis, Inc. obtained FDA approval of its drug candidate Valtoco® (diazepam nasal spray). We are seeking to demonstrate that Libervant will, if approved by the FDA for U.S. market access, represent a "major contribution to patient care" within the meaning of FDA regulations and guidance, as compared to available treatment options, as the first, non-device delivered, oral diazepam-based product available to manage seizure clusters in epilepsy patients. However, overcoming the orphan drug marketing exclusivity is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such market exclusivity and approve Libervant for U.S. market access. A company that obtains FDA approval for a designated orphan drug receives market exclusivity for that drug for the designated indication for a period of seven years from the grant date in the United States. This orphan drug exclusivity approval may prevent a subsequent product seeking FDA approval from being marketed in the United States during the exclusivity period for the same active moiety for the same orphan drug indication except in the case where the drug candidate sponsor is able to demonstrate, and the FDA concludes, that the later drug is “clinically superior” to the approved products (e.g., safer, more effective, or providing a major contribution to patient care) within the meaning of FDA regulations and guidance. In assessing whether a drug candidate sponsor has demonstrated that its drug candidate provides a “major contribution to patient care” over and above the currently approved drugs, which is evaluated by the FDA on a case by case basis, there is no one objective standard and the FDA may, in appropriate circumstances, consider such factors as convenience of treatment location, duration of treatment, patient comfort, reduced treatment burden, advances in ease and comfort of drug administration, longer periods between doses, and potential for self-administration.

If the FDA does not approve our NDA for Libervant, or the continued development of Libervant is significantly delayed or terminated, our business and results of operations could be significantly adversely affected.

On September 25, 2020, we received a Complete Response Letter (CRL) from the FDA for Libervant. The FDA issues a CRL to indicate that the review cycle for an application is complete but the application cannot be approved in its current form. In the CRL, the FDA cited that, in a study submitted by the Company with the NDA, certain weight groups showed a lower drug exposure level than desired. In a Type A meeting with the FDA in November 2021, the FDA confirmed that these issues may be addressed by utilizing modeling and simulations for an updated dosing regimen. The Company resubmitted a revised weight-based dosing regimen with modeling and simulations in December 2020. In February 2021, the FDA provided feedback on the December 2020 submission which provided clarity regarding the information that the Agency expected to see in our population pharmacokinetic ('PK") model and safety data as it relates specifically to the patient population included in the studies. In June 2021, we resubmitted our New Drug Application ("NDA") to the FDA. In July 2021, the FDA accepted our resubmission filing of the NDA and assigned a PDUFA target goal date of December 23, 2021. In addition to responding to a number of information requests, the FDA concluded an audit of our post marketing adverse event reporting capabilities, requested and received additional information about the patent coverage for the product, approved for use the trade name for Libervant, and made recommendations for changes in language related to our packaging. Concurrently, we spoke with the FDA Office of Orphan Products Development and provided additional information supplementing our original correspondence to the group. On December 20, 2021, we received notification from the FDA that it was not ready to act by the PDUFA target goal date of December 23, 2021 for the Company’s NDA for Libervant Buccal Film, and was unable to provide an estimate of the timing of an expected action. On February 15, 2022, the FDA again corresponding that it was continuing to consider whether the orphan-drug exclusivity granted for another approved product affects the approvability of Libervant and could not provide a specific update regarding timeliness or an anticipated action date for approval of Libervant. Any failure to obtain FDA approval of, and to demonstrate clinical superiority to gain U.S. market access for, Libervant would have a material adverse effect on our business, financial condition and results of operations in 2022 and later.

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

We may experience delays in our ongoing or future preclinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule.  The commencement and completion of clinical trials for our clinical product candidates may be delayed suspended or terminated as a result of many factors, including:

•the FDA disagreeing as to the design, protocol or implementation of our clinical studies;

•the delay or refusal of regulators or institutional review boards, or IRBs, to authorize us to commence a clinical trial at a prospective trial site;

•changes in regulatory requirements, policies and guidelines;

•delays or failure to reach an agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;

•the inability to enroll or delays enrolling a sufficient number of patients in trials, particularly in orphan indications, to observe statistically significant treatment effects in the trial;

•having clinical sites deviate from the trial protocol;

•negative or inconclusive results from ongoing preclinical studies or clinical trials, which may require us to conduct additional preclinical studies or clinical trials or to abandon projects that we had expected to be promising;

•reports from preclinical testing of other similar therapies that raise safety or efficacy concerns;

•regulators or IRBs requiring that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or safety concerns, among others;

•lower than anticipated retention rates of patients and volunteers in clinical trials;

•our CROs or clinical trial sites failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, deviating from the protocol or dropping out of a trial;

•delays in establishing the appropriate dosage levels; and

•exceeding budgeted costs due to difficulty in accurately predicting costs associated with clinical trials.

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

We have directly marketed just a single product, Sympazan®. With this limited experience, we may lack the necessary expertise, personnel and resources to successfully commercialize this product or our other products that must first receive regulatory approval, either on our own or together with collaborators.

We rely on our third-party licensees to commercialize our licensed products, KYNMOBI, Suboxone and Exservan, and to date have only marketed, through our own efforts and with the services of third-party outsourcing vendors including contract sales personnel, our first self-developed product, Sympazan, launched in December 2018. Thus, we have a very limited history of direct experience in commercializing product candidates, and we have no long-term experience upon which to measure our ability or success in commercializing a product or our ability to make predictions about financial results or prospects of any product. To achieve commercial success of our existing product as well as our product candidates, if any more are approved, we are in the process of continuing to develop our own sales, marketing and supply capabilities, including through third-party outsourcing and contract sales personnel.

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

It is possible that we may not complete development of our product candidates or obtain regulatory approval for those product candidates. Even if we do complete development and obtain regulatory approval for our product candidates, our product candidates may not gain market acceptance among patients, physicians, nurses, pharmacists, the medical community or third-party payors, which is critical to commercial success. Market acceptance of our products and any product candidate for which we receive approval depends on a number of factors, including:

•the timing of market introduction of the product candidate as well as competitive products;

•the clinical indications for which the product candidate is approved;

•the potential and perceived advantages of such product candidate over alternative treatments;

•favorable pricing and the availability of coverage and adequate reimbursement by third-party payors and government authorities;

•relative convenience and ease of administration;

•any negative publicity related to our or our competitors’ products that include the same active ingredient;

•the prevalence and severity of adverse side effects, including limitations or warnings contained in a product’s FDA-approved labeling; and

•the effectiveness of sales and marketing efforts.

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

We believe that our ability to successfully compete will depend on, among other things:

•the efficacy and safety of our products and product candidates;

•the time it takes for our product candidates to complete preclinical and clinical development and receive marketing approval;

•our ability to maintain a good relationship with regulatory authorities;

•our ability to commercialize and market any of our product candidates that receive regulatory approval;

•the price of our products relative to pricing of branded or generic competitors;

•whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare and Medicaid;

•our ability to protect intellectual property rights related to our products and product candidates;

•our ability to manufacture on a cost-effective basis and sell commercial quantities of our products and product candidates that receive regulatory approval; and

•acceptance by physicians and other healthcare providers of any of our products and product candidates that receive regulatory approval.

If our competitors' market products that are more effective, safer or less expensive than our product candidates, or that reach the market sooner than our product candidates, we may enter the market too late in the cycle and may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because we have limited research and development capabilities, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

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

Our ability to commercialize our product candidates successfully will depend in part on the extent to which coverage and adequate reimbursement are available for our product candidates, once approved, from third-party payors, including governmental healthcare programs such as Medicare and Medicaid, commercial health insurers and managed care organizations, and how quickly we obtain such coverage and reimbursement, if we are able to obtain it at all. Third-party payors determine which medications they will cover and establish reimbursement levels. Reimbursement decisions by third-party payors depend upon a number of factors, including, among other things, each third-party payor’s determination that use of a product is:

•a covered benefit under its health plan;

•appropriate and medically necessary for the specific condition or disease;

•cost effective; and

•neither experimental nor investigational.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of our existing proprietary product, any licensed products we are currently marketing and any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations promulgated thereunder. These laws will impact, among other things, our clinical research programs and our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. The Patient Protection and Affordable Care Act, as amended, or the PPACA, amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it;

•federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The PPACA provides, and recent government cases against pharmaceutical and medical device manufacturers support, the view that federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may implicate the False Claims Act;

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created  federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization on entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates who provide services involving the creation, use or disclosure of HIPAA protected health information;

•federal transparency laws, including the federal Physician Payments Sunshine Act, which is part of the PPACA, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value” made to physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members, with such information being made publicly available through a searchable website;

•state and foreign law equivalents of each of the above federal laws; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or pricing information; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; and state and local laws that require the registration of pharmaceutical sales representatives; and

•state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. Among policymakers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products. In March 2010, President Obama signed into law the PPACA. Among the provisions of the PPACA of importance to our business, including our ability to commercialize and the prices we may obtain for any of our products and product candidates that are approved for sale, are the following:

•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee does not apply to sales of certain products approved exclusively for orphan indications;

•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•addition of more entity types eligible for participation in the Public Health Service 340B drug pricing program, or the 340B program;

•establishment of the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•the Bipartisan Budget Act of 2018, or BBA, that among other things, increased the manufacturer’s subsidy under this program from 50% to 70% of the negotiated price, beginning in 2019;

•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

The costs of prescription pharmaceuticals in the United States have also been the subject of considerable discussion in the United States, and members of Congress and the administration have stated that they will address such costs through new legislative and administrative measures. This focus has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The Biden administration has begun taking executive actions to address drug pricing and other healthcare policy changes. On July 9, 2021, President Biden signed an Executive Order to promote competition in the US economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order directed the Secretary of HHS to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. In response to the Executive Order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We currently have relationships with two third parties for the manufacture of our thin film foil. Because of the unique equipment and process for manufacturing our thin film foil, transferring manufacturing activities for our foil to an alternate supplier would be a time-consuming and costly endeavor, and there are only a limited number of manufacturers that we believe are capable of performing this function for us. Switching thin film foil suppliers may involve substantial cost and could result in a delay in our desired clinical and commercial timelines. If any of our thin film foil manufacturers breach or terminate their agreements with us, we would need to identify an alternative source for the thin film foil manufacture and supply of foil to us for the development and commercialization of the applicable products. Identifying an appropriately qualified source of alternative thin film foil supply for any one or more of these product candidates could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our product candidates, or in satisfying our manufacturing and supply commitments and obligations for our licensed products and our commercialized self-developed products, which could harm our financial position, the commercial potential for our products, and our results of operations, as well as to result in a default in our supply commitments and obligations. Any alternative thin film foil vendor would also need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if we appoint a new manufacturer for supply of our product candidates that differs from the manufacturer used for clinical development of such product candidates. For our other product candidates, we expect that only one supplier will initially be qualified as a vendor with the FDA. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply.

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

More generally, we and our API manufacturers of pharmaceutical products, may often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Additionally, we and our API manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments, such as recent events in Ukraine and Russia, or other geopolitical uncertainty. If we or our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to manufacture our products, or to make our product candidates available for clinical trials and development purposes or to further commercialize any of our products and product candidates in the United States, would be jeopardized. Any delay or interruption in our ability to meet commercial demand may result in the loss of significant potential revenues and could adversely affect our ability to gain market acceptance for approved products as well as a potential default of our supply commitments or obligations. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Additionally, if supply from one approved API manufacturer is interrupted, there could be a significant disruption in commercial supply. Regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and would likely result in a delay in our desired clinical and commercial timelines and disrupt our supply commitment and obligations.

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

We are subject to a number of additional risks associated with our dependence on collaborations with third parties, the occurrence of which could cause our collaborative arrangements to fail, including that:

•we may be required to undertake the expenditure of substantial operational, financial and management resources;

•we may be required to issue equity securities that would dilute our stockholders’ percentage of ownership;

•we may be required to assume substantial actual or contingent liabilities;

•strategic collaborators could terminate the arrangement or allow it to expire, which would delay the development and commercialization and may substantially increase the cost of developing and commercializing our products and product candidates;

•business combinations of a strategic collaborator or significant changes in a strategic collaborator’s business strategy may affect a strategic collaborator’s willingness or ability to complete its obligations under any arrangement;

•strategic collaborators could decide to move forward with a competing product or product candidate developed either independently or in collaboration with others, including our competitors;

•collaborators may not perform their obligations as expected;

•clinical trials conducted as part of any of these collaborations may not be successful;

•collaborators may not actively or aggressively pursue development and commercialization of any product candidates that seek to achieve, or that achieves, regulatory approval;

•we may not have access to or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration;

•a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate; and

•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability.

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

Additionally, conflicts may arise between us and our third-party collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. For example, our existing revenue streams are largely dependent on Indivior, which holds the global commercialization rights to our approved product, Suboxone. During the years ended December 31, 2021 and 2020, Indivior represented 73% and 57% of our total revenue, respectively. If any such conflicts were to arise with Indivior or any such third party could act in its own self-interest, which may be averse to our interests. Any such disagreement between us and a third-party collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product or product candidates and harm our business:

•reductions in the payment of royalties or other payments we believe are due pursuant to the applicable collaborative arrangement;

•actions taken by a third-party collaborator inside or outside our collaboration which could negatively impact our rights or benefits under our collaboration;

•unwillingness on the part of a third-party collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; and

•decision by our third-party collaborator to terminate or significantly reduce the relationship.

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

As a pharmaceutical company, we operate in a market that is subject to significant risk of liability. The sales of our approved products and of any product candidates for which we obtain marketing approval and the use of our product candidates in clinical trials, if any, exposes us to the risk of product liability claims alleging adverse effects from such products or product candidates and false marketing claims relating to the commercialization of such products or product candidates. Product liability or false marketing claims might be brought against us by consumers, healthcare providers, pharmaceutical companies, others selling or otherwise coming into contact with our product candidates, or governmental agencies. Suboxone, which treats opioid addiction, has as one of its active ingredients an opioid, buprenorphine. There can be no assurance that we will not become the target of claims relating to opioid addiction as have companies that market opioids. Any product liability claims or false marketing claims could have a material adverse effect on our business, financial position, results of operations and future growth prospects. If we cannot successfully defend against product liability claims or false marketing claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims or false marketing claims may result in:

•impairment of our business reputation;

•withdrawal of clinical study participants;

•substantial costs due to litigation;

•distraction of management’s attention from our primary business;

•substantial monetary awards to patients or other claimants;

•the inability to commercialize our products or product candidates; and

•decreased demand for our products or product candidates, if approved for commercial sale.

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

Further, if any of our products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:

•regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution;

•the FDA may require implementation of a Risk Evaluation and Mitigation Strategy, or REMS;

•regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•we may be required to change the way the product is administered or conduct additional clinical studies;

•we could be sued and held liable for substantial damages for harm caused to patients; and

•our reputation may suffer.

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

If we or our products or product candidates or our manufacturing facilities fail to comply with applicable regulatory requirements, a regulatory agency may:

•issue warning letters or untitled letters asserting that we are in violation of the law;

•impose restrictions on the marketing or manufacturing of the product;

•seek an injunction or impose civil, criminal and/or administrative penalties, damages, assess monetary fines, require disgorgement, consider exclusion from participation in Medicare, Medicaid and other federal healthcare programs and require curtailment or restructuring of our operations;

•suspend or withdraw regulatory approval;

•suspend any ongoing clinical trials;

•refuse to approve a pending NDA or supplements to an NDA submitted by us;

•seize product; or

•refuse to allow us to enter into government contracts.

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

Competitors may infringe our patents or the patents of any licensors and potential licensors. To counter infringement or unauthorized use, we have been, and in the future may be, required to file infringement claims, which are expensive and time-consuming. For example, beginning in August 2013, we filed patent infringement lawsuits against six generic companies in the U.S. District Court for the District of Delaware for the approval by the FDA of generic versions of Suboxone in the United States. Of these, cases against three of the six generic companies have been resolved. We are also seeking to enforce our patent rights in multiple cases as further described in Part II Item 8. Financial Statements and Supplementary Data, Note 20. Contingencies.

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

Suboxone, Zuplenz, Sympazan, Exservan and Azstarys have been approved by the FDA, and we anticipate that other product candidates may be approved by the FDA in the future. As additional products of ours are on the market, one or more third parties may also challenge the patents that we control covering our products, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•others may be able to make products that are similar to our products or product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;

•we or any potential future licensors might not have been the first to file patent applications covering certain of our inventions;

•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•it is possible that our pending patent applications will not lead to issued patents;

•issued patents that we own or have exclusively licensed may be held invalid or unenforceable as a result of legal challenges by our competitors;

•issued patents that we own or have exclusively licensed may not provide coverage for all aspects of our products or product candidates in all countries;

•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•we may not develop additional proprietary technologies that are patentable; and

•the patents of others may have an adverse effect on our business.

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

We expect our operating results to continue to be subject to significant quarterly and annual fluctuations. These fluctuations could cause our stock price to decline. Our net loss and other operating results will be affected by numerous factors, including:

•whether the FDA requires us to complete additional, unanticipated studies, trials or other activities prior to approving any of our current and future product candidates, which would likely delay any such approval;

•our execution of other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;

•variations in the level of expenses related to our future development programs;

•any product liability or intellectual property infringement lawsuit in which we may become involved;

•delays in obtaining, failure to obtain, or adverse developments in obtaining, FDA and other regulatory approval of our product candidates;

•other regulatory developments affecting any of our other current and future product candidates, or the product candidates of our competitors; and

•if any of our current or future product candidates receive regulatory approval, the level of underlying demand for such product candidate and wholesaler buying patterns.

If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

Our largest stockholder and management own a significant percentage of our stock and may have the ability to effectively influence matters subject to stockholder approval.

As of December 31, 2021, our executive officers and directors beneficially owned approximately 8.4% of our outstanding common stock. In addition, Bratton Capital Management L.P. beneficially owned, directly, approximately 24.5% of our outstanding common stock as of December 31, 2021.  Therefore, these stockholders may have, through their respective ownership positions, the ability to effectively influence or control matters requiring stockholder approval, including elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We have incurred substantial losses since the inception of our company and do not expect to become profitable in the near future, if ever. Under currently enacted federal income tax law, to the extent that we continue to generate taxable losses in future years, such unused losses will carry forward to offset future taxable income, if any, but our deductibility of such losses in a future year is generally limited to 80% of taxable income. Furthermore, under Section 382 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be further limited. We believe that, with our initial public offering, we may have triggered an “ownership change” limitation. In addition, we have experienced and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including an ownership change as a result of the combined effect of our initial public offering and future equity offerings. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:

•authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•limiting the removal of directors by the stockholders;

•creating a classified board of directors;

•establishing a supermajority stockholder vote requirement for amending certain provisions of our amended and restated certificate of incorporation and of our amended and restated bylaws;

•prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•eliminating the ability of stockholders to call a special meeting of stockholders; and

•establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

Beginning in late 2019, the outbreak of COVID-19 has evolved into a global pandemic.  Depending upon the length and severity of the pandemic or any resurgence, which cannot be predicted, we may experience disruptions that could materially and adversely impact our business including:

•Various aspects of our clinical trials, including delays or difficulties in enrolling patients in our clinical trials, in clinical trial site initiation, and in recruiting clinical site investigators and clinical site staff; increased rates of patients withdrawing from clinical trials; diversion of healthcare resources away from the conduct of clinical trials; interruption of key clinical trial activities such as clinical trials site data monitoring due to limitations on travel imposed or recommended by federal or state governments; impact on employees and others or interruption of clinical trial visits or study procedures which may impact the integrity of subject data and clinical study endpoints; and interruption or delays in the operations of the U.S. FDA, and comparable foreign regulatory agencies, which may impact regulatory review and approval timelines.
•If any third-party in our supply chain for any materials, including active pharmaceutical ingredients and other raw materials supply, which we need for our product candidates for our clinical trials and for the approved products we manufacture and distribute, are adversely impacted by restrictions resulting from the coronavirus pandemic, including staffing shortages, production slowdowns, or disruptions in freight and other transportation services and delivery distribution systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials, conduct our research, development and clinical operations, and manufacture, distribute and sell our approved products.
•We have closed our business office and requested most of our colleagues located there to work from home, restricted full-time on-site staff generally to those colleagues who must perform essential activities on-site and implemented staggered schedules for full-time on-site staff in our research and development laboratory in order to reduce risk of transmission.  Our increased reliance on colleagues and other third parties on whom we rely working from home or having health issues may negatively impact productivity and has limited our in-person commercialization activities for our existing approved proprietary product and would limit commercial launch activities for any new approved product, or disrupt, delay, or otherwise adversely impact our business.  In addition, this could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.  Our colleagues conducting research and development activities might not be able to access our laboratory or manufacturing facilities for an extended period of time as a result of any further closure of our facilities as well as the possibility of further governmental restrictions.  As a result, this could delay timely completion of preclinical activities, including completing Investigational New Drug (IND)/Clinical Trial Application (CTA) enabling studies or our ability to select future development candidates, and initiation of clinical or other of our development programs and production and delivery of our products.
•The FDA and comparable foreign regulatory agencies may experience disruptions, have slower response times or be under-resourced to continue to monitor our clinical trials or to conduct required activities and review of our product candidates seeking regulatory review and such disruptions could materially affect the development, timing and approval of our product candidates.
•The coronavirus pandemic may impact the requirements of our customers and growth of our approved products.  For example, Indivior, our significant customer for Suboxone, had announced that it anticipated coronavirus impact on its product sales.   Further, sales force expansion may not be as productive during a time when a significant number of interactions are virtual and such interactions may not be as effective as face-to-face interactions. Additionally, an increasing number of patient visits to their Healthcare Professionals have been virtual during the coronavirus pandemic which may reduce the likelihood that a change in medicine would occur which could impact Sympazan growth. We cannot accurately predict the adverse impact the coronavirus pandemic will have on orders of our approved products Suboxone and Sympazan. We also have experienced in one instance, and could in the future experience, extended customer payment cycles.
•As a result of concerns caused by the continuing effects of the coronavirus, we may face issues and investor concerns in raising capital through sales of our common stock or other securities, or in seeking to monetize any of our licensed royalty and milestone rights.  In addition, a recession, depression or other sustained adverse market event could materially and adversely affect the financial markets, our business, the value of our common stock and our ability to obtain on favorable terms, or at all, equity or debt financing or any potential monetization of our royalty streams.
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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and agents. Misconduct by these parties could include failure to:

•comply with FDA regulations or the regulations applicable in other jurisdictions;

•provide accurate information to the FDA and other regulatory authorities;

•comply with healthcare fraud and abuse laws and regulations in the United States and abroad;

•report financial information or data accurately; or

•disclose unauthorized activities to us.

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

The market price of our common stock since our IPO has been and is likely to be volatile. The stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price. The market price for our common stock may be influenced by many factors, including:

•sales of our approved products;

•results of clinical trials of our current and any future product candidates or those of our competitors;

•the success or regulatory approval of competitive drugs or therapies;

•regulatory or legal developments in the United States and other countries, as to both our products and product candidates and those of our competitors;

•developments or disputes concerning patent applications, issued patents or other proprietary rights;

•the recruitment or departure of key personnel;

•the level of expenses related to our current and any future product candidates or clinical development programs;

•the results of our efforts to discover, develop, acquire or in-license additional product candidates;

•actual or anticipated changes in estimates as to financial results, development, clinical trials or regulatory approval timelines or recommendations by securities analysts;

•our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;

•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•significant lawsuits, including patent or stockholder litigation;

•variations in our financial results or those of companies that are perceived to be similar to us, or our failure to achieve anticipated financial results or funding;

•changes in the structure of healthcare payment systems;

•market conditions in the pharmaceutical and biotechnology sectors;

•general economic, industry and market conditions; and

•the other factors described in this “Risk Factors” section.

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

We also qualify as a “smaller reporting company,” meaning we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a "smaller reporting company" which allows us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and certain reduced financial disclosures in our periodic reports, including this Annual Report on Form 10-K. In addition, we are eligible to remain a smaller reporting company, for so long as we have a public float (based on our common equity) of less than $250 million measured as of the last business day of our most recently completed second fiscal quarter or a public float (based on our common equity) or less than $700 million as of such date and annual revenues of less than $100 million during the most recently completed fiscal year.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result of these disclosure exemptions, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Holders of Record

As of March 1, 2022, we had approximately 120 holders of record of our common stock.  Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6.    [Reserved]

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

Overview

Aquestive Therapeutics, Inc. is a pharmaceutical company advancing medicines to solve patients’ problems with current standards of care and provide transformative products to improve their lives. We are developing orally administered products to deliver complex molecules, providing novel alternatives to invasive and inconvenient standard of care therapies. Aquestive has five commercialized products on the U.S. market, four licensed products and one stand-alone proprietary product to date, Sympazan® (clobazam) oral film for the treatment of seizures associated with Lennox-Gastaut Syndrome. Our licensees market their products in the U.S. and around the world. The Company also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. Aquestive is advancing a late-stage proprietary product pipeline focused on treating diseases of the central nervous system, or CNS, and an earlier stage pipeline for the treatment of severe allergic reactions, including anaphylaxis. For a summary of our product and product candidates, please refer to Item I. Business of this Form 10-K.

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

Financial Operations Overview

Revenues

Our revenues to date have been earned from our manufactured products made to order for licensees, as well as revenue from our self-developed, self-commercialized proprietary product, Sympazan®. Revenues are also earned from our product development services provided under contracts with customers, and from the licensing of our intellectual property. These activities generate revenues in four primary categories: manufacture and supply revenue, co-development and research fees, license and royalty revenue, and proprietary product sales, net.

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

We expect to continue to seek to rationalize and manage costs to prepare for a potential decline in Suboxone volumes as the generics in that market continue to take market share, modestly offset by the commercialization of our proprietary products, starting with Sympazan launched in December 2018. In addition to our proprietary products coming online, we may add licensee products which may need additional resources to manufacture. If such growth should occur for higher volume product opportunities such as Suboxone, we would incur increased costs associated with hiring additional personnel to support the increased manufacturing and supply costs arising from higher manufactured volumes from proprietary and licensed products.

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

We expect our research and development expenses to continue to be significant over the next several years as we continue to develop existing product candidates such as AQST-109, AQST-108, AQST-305 and others, and we identify and develop or acquire additional product candidates and technologies. We may hire or engage additional skilled colleagues or third parties to perform these activities, conduct clinical trials and ultimately seek regulatory approvals for any product candidate that successfully completes those clinical trials.

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

A significant portion of selling, general and administrative expenses relates to the sale and marketing of our proprietary product, Sympazan. Sympazan is the precursor and complement to the launch of Libervant, assuming that Libervant is approved and granted U.S. market access by the FDA. We believe there is a very high degree of overlap and correlation between prescribers of Sympazan and the likely prescribers of an approved Libervant. While Sympazan continues to grow, we will continue to rationalize its contribution to move towards profitability while continuing to introduce epilepsy prescribers and patients to Aquestive and PharmFilm® technology in advance of the anticipated launch of Libervant, assuming FDA approval for U.S. market access, which cannot be assured. The current commercial organization would begin the launch of Libervant, subject to approval of Libervant for U.S. market access by the FDA, shortly after its approval. Until a Libervant launch is certain, we do not plan to increase the costs of our commercial organization and expect to continue to improve the efficiency of the Sympazan commercial investments.

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

We will continue to manage business costs to prepare for a potential future decline in Suboxone revenue, the marketing and sales costs related to Sympazan and other external factors affecting our business,, as we continue to focus on our core business:

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

Royalty Revenue and Interest Expense related to Sale of Future Revenue

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. Food and Drug Administration (FDA) on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through December 31, 2021 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current forecast of estimated KYNMOBI sales as of December 31, 2021, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement.

During the second quarter of 2020, under the Sunovion License Agreement, we recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the $1,000 annual minimum guaranteed royalty that is due in each of the next eight years. In connection with the Monetization Agreement, we performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded that the receivable was not transferred. See Note 14, Sale of Future Revenue, to our consolidated financial statements for further detail.

Interest Income and other income (expense), net

Interest income and other income (expense), net consists of earnings derived from an interest-bearing account and other miscellaneous income and expense items. The interest-bearing account has no minimum amount to be maintained in the account nor any fixed length of period for which interest is earned.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following discussion of our results of operations explains the material drivers of these results of operations.

Revenues

The following table sets forth our revenue data for the periods indicated.

			Change
	2021	2020	$	%
(In thousands, except %)
Manufacture and supply revenue	$35,312	$24,881	$10,431	42%
License and royalty revenue	5,380	14,055	(8,675)	(62%)
Co-development and research fees	1,635	1,264	371	29%
Proprietary product sales, net	8,505	5,649	2,856	51%
Revenues	$50,832	$45,849	$4,983	11%

Revenues increased 11% or $4,983 in 2021 compared to the same period in 2020. The increase was primarily due to higher Sympazan revenue and manufacture and supply revenue, offset by lower license and royalty revenue.

Manufacture and supply revenue increased approximately 42% or $10,431 for the year ended December 31, 2021 compared to the same period in 2020. This increase was due to higher Suboxone manufacturing volume.

License and royalty revenue decreased 62% or $8,675 for the year ended December 31, 2021 compared to the same period in 2020. This decrease was due to a milestone earned of $4,000 as well as royalty revenue of $8,000 recognized upon the FDA approval of Sunovion’s KYNMOBI ™ product during the second quarter of 2020 that did not reoccur in 2021. This was partly offset by an increase in milestones earned from KemPharm, Inc. of $1,500 and the recognition of remaining deferred revenue of over $2,000 associated with the license and supply agreement for Zuplenz with Fortovia Therapeutics Inc. which was terminated in the first quarter of 2021.

Co-development and research fees increased 29% or $371 for the year ended December 31, 2021 compared to the same period in 2020. The increase was driven by the timing of the achievement of research and development performance obligations and are expected to fluctuate from one reporting period to the next.

Proprietary product sales, net increased 51% or $2,856 for the year ended December 31, 2021 compared to the same period in 2020. The increase was due to a steady rise in acceptance with the medical and patient communities over time which has led to increased prescriptions and improved payor approval rates for Sympazan.

Expenses:

The following table sets forth our expense data for the periods indicated:

			Change
	2021	2020	$	%
(In thousands, except %)
Manufacture and supply	$14,989	$12,964	$2,025	16%
Research and development	17,047	19,886	(2,839)	(14%)
Selling, general and administrative	53,475	55,892	(2,417)	(4%)
Interest expense	10,049	11,064	(1,015)	(9%)
Interest expense related to the sale of future revenue	12,412	1,958	10,454	534%
Interest income and other income, net	(423)	(132)	(291)	220%
Loss on extinguishment of debt	13,822	—	13,822	100%

Manufacture and supply costs and expenses increased 16% or $2,025 for the year ended December 31, 2021 compared to the same period in 2020.  The increase in manufacture and supply costs was due to volume growth of Suboxone.

Research and development expenses decreased 14% or $2,839 for the year ended December 31, 2021 compared to the same period in 2020. Research and development expenses are driven by the delayed timing of clinical trial as well as other product development activities associated with the Company's pipeline.

Below are research and development expenses by type of cost for each period presented:

	Year Ended December 31,
(In thousands)	2021	2020
Clinical Trials	$3,189	$6,435
Labor - R&D staff	4,915	4,857
Development and manufacturing	1,538	2,034
Preclinical	599	667
All Other R&D	6,806	5,893
Total	$17,047	$19,886

Selling, general and administrative expenses decreased 4% or $2,417 for the year ended December 31, 2021 as compared to the same period in 2020. The decrease was due to lower sales and marketing costs and patent costs, partially offset by an increase in litigation expense that arose through the course of business.

Interest expense decreased 9% or $1,015 for the year ended December 31, 2021 compared to the same period in 2020. The decrease was due to lower debt outstanding in 2021 as a result of partial repayment of the 12.5% Notes in November 2020.

Interest expense related to the sale of future revenue was $12,412 for the year ended December 31, 2021. This amount is due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and does not represent or imply a monetary obligation or cash output at any time during the life of the transaction. See Note 14 to our Consolidated Financial Statements for details.

Interest income and other income, net increased 220% or $291 for the year ended December 31, 2021 compared to the same period in 2020. This increase was due to the fair value adjustment of the put option related to the 12.5% Notes. See Note 12 to our Consolidated Financial Statements for details.

Loss on the extinguishment of debt was $13,822 for the year ended December 31, 2021. During 2021, we recognized loss on extinguishment of debt for fees and expenses related to the Fourth Supplemental Indenture that was executed in October 2021. The loss on extinguishment of debt was a one-time charge that did not occur in 2020.

Liquidity and Capital Resources

Sources of Liquidity

We have experienced a history of net losses. Our accumulated deficits totaled $256,796 as of December 31, 2021. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties. Our funding requirements are met by our cash and cash equivalents, as well as our existing equity and debt offerings, including the Senior Secured Notes due 2025 (the "12.5% Notes"). We had $28,024 in cash and cash equivalents as of December 31, 2021.

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. Food and Drug Administration (FDA) on May 21, 2020. We have received an aggregate amount of $50,000 through December 31, 2021 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current forecast of estimated KYNMOBI sales as of December 31, 2021, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement.

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

On August 6, 2021, pursuant to the Third Supplemental Indenture, the holders of the 12.5% Notes extended to June 30, 2022 from December 31, 2021, our ability to access, at our option, $30,000 of 12.5% Notes re-openers under the Indenture. The first $10,000 of 12.5% Notes represents a commitment of such amount by current holders of 12.5% Notes, at the option of the Company, contingent upon FDA approval of the Company's product candidate Libervant (diazepam) Buccal Film for the management of seizure clusters. A second $20,000 12.5% Notes re-opener represents a right, at the Company's option, to market to current holders of the Company's 12.5% Notes, and or other lenders, additional 12.5% Notes up to such amount, contingent upon FDA approval of Libervant for U.S. market access. If and to the extent that the Company accesses these re-openers, it will grant warrants to purchase up to 714,000 shares of common stock, with the strike price calculated based on the 30-day volume weighted average closing price of the Company's common stock at the warrant grant date.

On September 30, 2021, the Company entered into a waiver agreement (the “Waiver”) with the holders of the 12.5% Notes pursuant to which the principal payment due under the 12.5% Notes on September 30, 2021 was deferred in order to provide sufficient time for the execution of the Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”). On October 7, 2021, the Company entered into the Fourth Supplemental Indenture, by and among the Company and the Trustee and collateral agent thereunder, to the Indenture in connection with the 12.5% Notes. Pursuant to the Fourth Supplemental Indenture, the amortization schedule for the 12.5% Notes was amended to provide for the date of the first amortization payment to be extended to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of the Notes or the interest payment obligation due under the Notes. In connection with the Fourth Supplemental Indenture, the Company entered into a Consent Fee Letter with the holders of the 12.5% Notes, pursuant to which the Company agreed to pay the holders of the 12.5% Notes an additional cash payment of $2,700 in the aggregate, payable in four quarterly payments beginning May 15, 2022. See Note 12 to our Consolidated Financial Statements for discussion.

In 2019, we established an “at-the-market” (ATM) facility pursuant to which we may offer up to $25,000 of shares of common stock. We began utilizing the ATM facility in November 2020. For the year ended December 31, 2020, we sold 930,993 shares which provided net proceeds of approximately $6,055 after deducting commissions and other transaction costs of $473.

On March 26, 2021, we filed a prospectus supplement to offer up to an additional $50,000 of shares of common stock under the ATM facility. For the year ended December 31, 2021, the Company sold 6,550,486 shares which provided net proceeds of approximately $29,778 after deducting commissions and other transaction costs of $1,291. This ATM facility has approximately $37,408 available at December 31, 2021.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020:

(In thousands)	2021	2020
Net cash used for operating activities	$(32,979)	$(45,459)
Net cash used for investing activities	(913)	(517)
Net cash provided by financing activities	30,109	28,457
Net (decrease) increase in cash and cash equivalents	$(3,783)	$(17,519)

Net Cash Used for Operating Activities

Net cash used for operating activities for the year ended December 31, 2021 decreased by $12,480 compared to the same period in 2020. The decrease was related to higher non-cash operating expenses of $24,553, changes in operating assets and liabilities of $2,683, partially offset by a higher net loss of $14,756. The higher non-cash operating expenses were primarily due to a loss on the extinguishment of debt ($13,822) and an increase in interest expense related to sale of future revenue ($10,315). The change in operating assets and liabilities was primarily due to timing of payments related to prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities, offset by higher trade and other receivables due to increased revenue.

Net Cash Used for Investing Activities

Net cash used for investing activities for the year ended December 31, 2021 increased by $396 compared to the same period in 2020.  The use of cash was related to capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 increased by $1,652 compared to the same period in 2020.  The increase was primarily related to net proceeds from the sale of shares under the ATM facility in 2021, partially offset by several non-recurring events in 2020. In 2020, we received $50,000 of proceeds under the Monetization Agreement. With the proceeds of the monetization, we repaid $22,500 of the 12.5% Notes, and issued $4,000 of new 12.5% Notes in lieu of paying a prepayment premium on the early repayment of the 12.5% Notes. In connection with the early repayment and issuance of new 12.5% Notes, we paid $2,909 in financing costs and $2,250 of premium related to the early repayment.

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents, revenue from our on-going business, continued business development activities, expense management actions, and our ability to access funds under our existing ATM facility and, assuming Libervant approval, our debt offering will enable us to fund our expected cash requirements for the next 12 months. We can provide no assurance that any of these sources of funding, either individually or in combination, will be available on reasonable terms, if at all. In addition, we may be required to utilize available financial resources sooner than expected. We have based our expectation on assumptions that could change or prove to be inaccurate, either due to the impact of COVID-19 or to unrelated factors including factors arising in the capital markets, asset monetization markets, regulatory approval process, including the approval of Libervant by the FDA, and regulatory oversight and other factors. Key factors and assumptions inherent in our planned continued operations and anticipated growth include, without limitation, those related to the following:

•the effects of the COVID-19 pandemic on our operations, operations of our key suppliers and third-party clinical and other service providers, our colleagues and contractors and debt equity and other capital markets;

•continued ability of our customers to pay, in a timely manner, for presently contracted and future anticipated orders for our manufactured products, Suboxone, Sympazan and Exservan, including effects of generics and other competitive pressures as currently envisioned;

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

We expect to continue to manage business costs to appropriately reflect the anticipated general decline in Suboxone revenue, the marketing and sales costs related to Sympazan, the proceeds from the KYNMOBI Monetization Agreement, and other external resources or factors affecting our business including, if available, any future potential issuances of additional 12.5% Notes under the Indenture, net proceeds or future equity financing, other future access to the capital markets or other potential available sources of liquidity, as well as the uncertainties associated with the coronavirus pandemic. In doing so, we plan to continue to focus on the core drivers of value for our stockholders, including, more importantly, continued investments in our ongoing product development and planned commercialization activities in support of Libervant, AQST-109 and AQST-108. Until sufficient profitability is achieved, if at all, additional capital and/or other financing or funding will be required, which could be material, to further advance the development and commercialization of Libervant, AQST-109 and AQST-108, if approved by the FDA for U.S. market access, and to meet our other cash requirements, including debt service. We plan to conservatively manage our pre-launch spending as to both timing and level relating to Libervant, including cost rationalization associated with marketing and selling Sympazan. In this regard, absent spending on launch activities for Libervant, we expect to continue to spend less on commercialization in 2021 compared to 2020. Even as such, we expect to incur losses and negative cash flows for the foreseeable future and, therefore, we expect to be dependent upon external financing and funding to achieve our operating plan.

The sufficiency of our short-term and longer-term liquidity is directly impacted by our level of operating revenues and our ability to achieve our operating plan for revenues, regulatory approval in the time period planned for our late-stage proprietary products and our ability to monetize other royalty streams or other licensed rights within planned timeframes. Although we may also be entitled to further potential milestones, royalty and other payments under our Indivior Supplemental Agreement, which are suspended and may only be reinstated if Indivior successfully adjudicates or settles the related patent infringement litigation, and under the KYNMOBI Monetization Agreement, there can be no assurance when, or if, any such payments may be realized. Our operating revenues have fluctuated in the past and can be expected to fluctuate in the future. We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and we have a significant level of debt on which we have substantial ongoing debt repayment and debt service obligations and have principal repayments related to our 12.5% Notes due through the debt maturity date, which is further discussed in Note 12 to our Consolidated Financial Statements. A substantial portion of our current and past revenues has been dependent upon our licensing, manufacturing and sales with one customer, Indivior, which is expected to continue while we commercialize our own proprietary products and it could take significantly longer than planned to achieve anticipated levels of cash flows to help fund our operations and cash needs from sales of our proprietary products.

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

See also Part I, Item II, Risk Factors concerning the significant risks and uncertainties concerning the Company's business, operations, financial results and capital resources associated with the impact of the global coronavirus pandemic.

Contractual Obligations and Commitments

We have entered into various contractual agreements under which we have long term obligations. For more information regarding our commitments, see Part II, Item 8. Financial Statements and Supplementary Data, Note 20. Contingencies.

For more information regarding our future lease payments, see "Part II, Item 8. Financial Statements and Supplementary Data, Note 9. Right of Use Assets and Lease Liabilities" for our minimum lease payments schedule. The expected timing of our leases may be different if future years, depending on our decision to extend lease terms and/or enter into leases in preceding years.

For more information on our repayments of our 12.5% Notes, see Part II, Item 8. Financial Statements and Supplementary Data, Note 12. 12.5% Senior Secured Notes.

Critical Accounting Policies and Use of Estimates

We have based our Management’s Discussion and Analysis of our financial condition and results of operations on our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the U.S. The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements as well as the revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience when available and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As of December 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).  Based upon its assessment and those criteria, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by this item will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Party Transactions and Director Independence

The information required by this item will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

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

(a)(3) Exhibits.

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Item 16.    Form 10-K Summary

Not applicable.

Exhibit Index

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
4.3
First Supplemental Indenture dated November 3, 2020, among Aquestive Therapeutics, Inc., as Issuer, any Guarantor that becomes party thereto and U.S. Bank National Association, as Trustee and Collateral Agent (filed as Exhibit 4.3 to the Annual Report on Form 10-K of the Company, as filed on March 9, 2021, and incorporated by reference herein).

4.4
Second Supplemental Indenture dated November 20, 2020, among Aquestive Therapeutics, Inc., as Issuer, any Guarantor that becomes party thereto and U.S. Bank National Association, as Trustee and Collateral Agent (filed as Exhibit 4.4 to the Annual Report on Form 10-K of the Company, as filed on March 9, 2021, and incorporated by reference herein).

4.5
Third Supplemental Indenture dated August 6, 2021, among Aquestive Therapeutics, Inc., as Issuer, any Guarantor that becomes party thereto and U.S. Bank National Association, as Trustee and Collateral Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K of the Company, as filed on August 9, 2021, and incorporated by reference herein).

4.6	Fourth Supplemental Indenture dated October 7, 2021, among Aquestive Therapeutics, Inc., as Issuer, any Guarantor that becomes party thereto and U.S. Bank National Association, as Trustee and Collateral Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K of the Company, as filed on August 8, 2021, and incorporated by reference herein).
4.7	Form of 2019 Warrant (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on July 16, 2019 and incorporated by reference herein).
4.8	Form of 2020 Warrant (filed as Exhibit 4.6 to the Annual Report of Form 10-K of the Company, as filed on March 9, 2021, and incorporated by reference herein).
4.9	Registration Rights Agreement, dated as of June 24, 2018, by and between Aquestive Partners, LLC and certain of the holders of its membership interests (filed as Exhibit 4.3 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
4.10	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference herein).
10.1	Form of Indemnification Agreement, by and between Aquestive Therapeutics, Inc and its directors and officers (filed as Exhibit 10.1 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.2	Form of Purchase Agreement in connection with the 2019 issuance of 12.5% Senior Secured Notes (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2019, and incorporated by reference herein).

10.3	Form of 2020 Purchase Agreement in connection with the 2020 issuance of 12.5% Senior Secured Notes (filed as Exhibit 10.3 to the Annual Report of Form 10-K of the Company, as filed on March 9, 2021, and incorporated by reference herein).
10.4	Collateral Agreement in connection with issuance of 12.5% Senior Secured Notes, dated as of July 15, 2019, among Aquestive Therapeutics, Inc., as Issuer, the Other Grantors from time to time party thereto, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 16, 2019, and incorporated by reference herein).
10.5+	Executive Employment Agreement, dated as of June 30, 2018, by and between Aquestive Therapeutics, Inc. and Keith J. Kendall (filed as Exhibit 10.5 to the Pre-Effective Amendment No. 1, as filed on July 16, 2018, to the Registration Statement on Form S-1 of the Company (File No. 333-225924), and incorporated by reference herein).
10.6+	Executive Employment Agreement, dated as of June 26, 2018, by and between Aquestive Therapeutics, Inc. and Daniel Barber (filed as Exhibit 10.6 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.7+	Executive Employment Agreement, dated as of June 26, 2018, by and between Aquestive Therapeutics, Inc. and John T. Maxwell (filed as Exhibit 10.7 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.8+	Separation Agreement, dated as of December 16, 2020, by and between Aquestive Therapeutics, Inc. and John T. Maxwell (filed as Exhibit 10.8 to the Annual Report of Form 10-K of the Company, as filed on March 9, 2021, and incorporated by reference herein).
10.9+	Executive Employment Agreement, dated as of July 9, 2018, by and between Aquestive Therapeutics, Inc. and A. Mark Schobel (filed as Exhibit 10.8 to the Pre-Effective Amendment No. 1, as filed on July 16, 2018, to the Registration Statement on Form S-1 of the Company (File No. 333-225924), and incorporated by reference herein).
10.10†	Commercial Exploitation Agreement, by and between MonoSol Rx, LLC (now Aquestive Therapeutics, Inc.) and Reckitt Benckiser Pharmaceuticals Inc., dated as of August 15, 2008 (as amended on August 19, 2009, November 13, 2009, March 30, 2010, October 13, 2010, December 15, 2010, December 9, 2011, December 1, 2012, October 14, 2013 (by Addendum A), July 30, 2014 (by Addendum B), and January 12, 2017) (filed as Exhibit 10.9 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.11†	Agreement, by and between MonoSol Rx, LLC (now Aquestive Therapeutics, Inc.) and Indivior UK Limited, dated as of September 24, 2017 (filed as Exhibit 10.10 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.12†	Agreement to Terminate CLA, by and between MonoSol Rx, LLC (now Aquestive Therapeutics, Inc.) and KemPharm, Inc., dated as of March 20, 2012 (filed as Exhibit 10.11 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.13†	License Agreement, by and between MonoSol Rx, LLC (now Aquestive Therapeutics, Inc.) and Cynapsus Therapeutics Inc., dated as of April 1, 2016 (filed as Exhibit 10.12 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.14†
First Amendment to License Agreement, by and between Aquestive Therapeutics, Inc. and Sunovion Pharmaceuticals, Inc., dated as of March 16, 2020 (filed as Exhibit 10.14 to the Annual Report of Form 10-K of the Company, as filed on March 9, 2021, and incorporated by reference herein).

10.15†	Second Amendment to License Agreement, by and between Aquestive Therapeutics, Inc. and Sunovion Pharmaceuticals, Inc., dated as of October 23, 2020 (filed as Exhibit 10.15 to the Annual Report of Form 10-K of the Company, as filed on March 9, 2021, and incorporated by reference herein).
10.16	Industrial Lease Agreement, by and between Ashland Northwest Partners, L.P. and MonoSol Rx, LLC (now Aquestive Therapeutics, Inc.), dated as of October 24, 2006 (as amended on October 24, 2011 and February 8, 2018) (filed as Exhibit 10.13 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.17+	Aquestive Therapeutics, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.14 to the Pre-Effective Amendment No. 1, as filed on July 16, 2018, to the Registration Statement on Form S-1 of the Company (File No. 333-225924) and incorporated by reference herein).
10.18+	Aquestive Therapeutics, Inc. Employee Stock Purchase Plan as Amended (filed as Exhibit 10.18 to the Annual Report of Form 10-K of the Company, as filed on March 9, 2021, and incorporated by reference herein).
10.19+	Form of Stock Option Agreement (filed as Exhibit 10.16 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.20+	Form of Stock Option Agreement under the Aquestive Therapeutics, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.17 to the Pre-Effective Amendment No. 1, as filed on July 16, 2018, to the Registration Statement on Form S-1 of the Company (File No. 333-225924) and incorporated by reference herein).
10.21+	Form of Restricted Stock Unit Agreement under the Aquestive Therapeutics, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.18 to the Pre-Effective Amendment No. 1, as filed on July 16, 2018, to the Registration Statement on Form S-1 of the Company (File No. 333-225924) and incorporated by reference herein).
10.22+	Executive Employment Agreement, dated as of September 10, 2018, by and between Aquestive Therapeutics, Inc. and Lori J. Braender (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company, as filed on November 6, 2018, and incorporated by reference herein).
10.23
Purchase and Sale Agreement, dated as of November 3, 2020, by and between Aquestive Therapeutics, Inc. and MAM Pangolin Royalty, LLC (filed as Exhibit 10.23 to the Annual Report on Form 10-K of the Company, as filed on March 9, 2021, and incorporated by reference herein).

10.24	Consent Fee Letter, dated October 7, 2021, among Aquestive Therapeutics, Inc. and the Noteholder parties thereto (filed as Exhibit 10.1 to the Current Report of Form 8-K filed on October 8, 2021, and incorporated by reference herein).

10.25+	First Amendment to Executive Employment Agreement, dated as of June 30, 2021, by and between Aquestive Therapeutics, Inc. and Alexander Mark Schobel (filed herewith).
10.26+	First Amendment to Executive Employment Agreement, dated as of June 30, 2021, by and between Aquestive Therapeutics, Inc. and Keith J. Kendall (filed herewith).
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

†Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment that has been granted by the Securities and Exchange Commission.
*Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference to any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.
+    Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUESTIVE THERAPEUTICS, INC.

Date: March 8, 2022	By:	/s/ Keith J. Kendall
Keith J. Kendall
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Title	Date

/s/ Keith J. Kendall	President, Chief Executive Officer and Member of the Board of Directors	March 8, 2022
Keith J. Kendall	(Principal Executive Officer)

/s/ A. Ernest Toth, Jr.	Senior Vice President, Chief Financial Officer	March 8, 2022
A.Ernest Toth, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gregory B. Brown	Member of the Board of Directors	March 8, 2022
Gregory B. Brown, M.D.

/s/ John S. Cochran	Member of the Board of Directors	March 8, 2022
John S. Cochran

/s/ Santo J. Costa	Chairman of the Board of Directors	March 8, 2022
Santo J. Costa

/s/ Julie Krop	Member of the Board of Directors	March 8, 2022
Julie Krop, M.D

/s/ Nancy S. Lurker	Member of the Board of Directors	March 8, 2022
Nancy S. Lurker

/s/ James S. Scibetta	Member of the Board of Directors	March 8, 2022
James S. Scibetta

/s/ Marco Taglietti	Member of the Board of Directors	March 8, 2022
Marco Taglietti, M.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Aquestive Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aquestive Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

New York, New York
March 8, 2022

AQUESTIVE THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except per share/unit amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$28,024	$31,807
Trade and other receivables, net	12,120	6,955
Inventories, net	4,038	2,461
Prepaid expenses and other current assets	3,077	3,402
Total current assets	47,259	44,625
Property and equipment, net	5,055	6,873
Right-of-use assets, net	2,725	3,448
Intangible assets, net	51	102
Other non-current assets	6,903	7,836
Total assets	$61,993	$62,884

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$8,314	$7,089
Accrued expenses	8,736	8,569
Lease liabilities, current	899	728
Deferred revenue	765	693
Liability related to the sale of future revenue, current	1,225	1,450
Loans payable, current	2,025	2,575
Total current liabilities	21,964	21,104
Loans payable, net	51,551	34,329
Liability related to the sale of future revenue, net	59,059	47,524
Lease liabilities	1,946	2,846
Deferred revenue, net of current portion	7,122	3,633
Other non-current liabilities	2,485	1,945
Total liabilities	144,127	111,381
Contingencies (note 20)

Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; 41,228,736 and 34,569,254 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	41	35
Additional paid-in capital	174,621	137,725
Accumulated deficit	(256,796)	(186,257)
Total stockholders’ deficit	(82,134)	(48,497)
Total liabilities and stockholders’ deficit	$61,993	$62,884

See accompanying notes to the consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data amounts)

	Year Ended December 31,
	2021	2020
Revenues	$50,832	$45,849
Costs and expenses:
Manufacture and supply	14,989	12,964
Research and development	17,047	19,886
Selling, general and administrative	53,475	55,892
Total costs and expenses	85,511	88,742
Loss from operations	(34,679)	(42,893)
Other income (expenses):
Interest expense	(10,049)	(11,064)
Interest expense related to the sale of future revenue	(12,412)	(1,958)
Interest income and other income, net	423	132
Loss on the extinguishment of debt	(13,822)	—
Net loss before income taxes	(70,539)	(55,783)
Income taxes	—	—
Net loss	$(70,539)	$(55,783)
Comprehensive loss	$(70,539)	$(55,783)

Net loss per share – basic and diluted	$(1.85)	$(1.66)

Weighted-average number of common shares outstanding - basic and diluted	38,077,660	33,651,127

See accompanying notes to the consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except per share amounts)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
	Common Stock
	Shares	Amount
Balance at January 1, 2020	33,562,885	$34	$124,318	$(130,474)	$(6,122)
Fair value of warrants issued	—	—	735	—	735
Common Stock issued under public equity offering	930,933	1	6,527	—	6,528
Costs of common stock issued under public equity offering	—	—	(473)	—	(473)
Shares issued under employee stock purchase plan	32,986	—	158	—	158
Exercise of stock options	500	—	2	—	2
Vested restricted stock units	41,950	—	(99)	—	(99)
Share-based compensation expense	—	—	6,557	—	6,557
Net loss	—	—	—	(55,783)	(55,783)
Balance at December 31, 2020	34,569,254	$35	$137,725	$(186,257)	$(48,497)
Common Stock issued under public equity offering	6,550,486	6	31,063	—	31,069
Costs of common stock issued under public equity offering	—	—	(1,291)	—	(1,291)
Shares issued under employee stock purchase plan	40,146	—	158	—	158
Exercise of stock options	61,000	—	185	—	185
Vested restricted stock units	7,850	—	(14)	—	(14)
Share-based compensation expense	—	—	6,795	—	6,795
Net loss	—	—	—	(70,539)	(70,539)
Balance at December 31, 2021	41,228,736	$41	$174,621	$(256,796)	$(82,134)

See accompanying notes to the consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(70,539)	$(55,783)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	2,964	3,443
Share-based compensation	6,819	6,581
Amortization of debt issuance costs and discounts	3,731	2,587
Interest expense related to the sale of future revenue	12,253	1,938
Loss on the extinguishment of debt	13,822	—
Other, net	(299)	188
Changes in operating assets and liabilities:
Trade receivables and other receivables, net	(5,353)	6,175
Inventories	(1,577)	398
Prepaid expenses and other assets	1,258	(7,953)
Accounts payable	1,225	(5,185)
Accrued expenses and other liabilities	(844)	2,980
Deferred revenue	3,561	(828)
Net cash used for operating activities	(32,979)	(45,459)
Cash flows from investing activities:
Capital expenditures	(913)	(517)
Net cash used for investing activities	(913)	(517)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrant exercises, net	29,780	6,215
Proceeds from shares issued under employee stock purchase plan	158	—
Proceeds from exercise of stock options	185	—
Proceeds from sale of future revenue	—	50,000
Debt repayment	—	(22,500)
Payments for financing costs	—	(2,909)
Premium paid to retire debt	—	(2,250)
Payments for taxes on share-based compensation	(14)	(99)
Net cash provided by financing activities	30,109	28,457
Net decrease in cash and cash equivalents	(3,783)	(17,519)
Cash and cash equivalents:
Beginning of period	31,807	49,326
End of period	$28,024	$31,807

Supplemental disclosures of cash flow information:
Cash payments for interest	$6,438	$8,491
Debt issued in lieu of prepayment penalty	—	4,000

See accompanying notes to the consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

Note 1. Company Overview and Equity Transactions

Company Overview

Aquestive Therapeutics, Inc. (together with its subsidiary, “Aquestive” or “the Company”) is a pharmaceutical company advancing medicines to solve patients’ problems with current standards of care and provide transformative products to improve their lives. The Company is developing orally administered products to deliver complex molecules, providing novel alternatives to invasive and inconvenient standard of care therapies. The Company has five commercialized products on the U.S. market, four licensed products and one stand-alone proprietary product to date, Sympazan® (clobazam) oral film for the treatment of seizures associated with Lennox-Gastaut Syndrome. Our licensees market their products in the U.S. and around the world. The Company also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. The Company is advancing a late-stage proprietary product pipeline focused on treating diseases of the central nervous system, or CNS, and an earlier stage pipeline for the treatment of severe allergic reactions, including anaphylaxis. The Company's production facilities are located in Portage, Indiana, and our corporate headquarters, sales and commercialization operations and primary research laboratory facilities are based in Warren, New Jersey.

Equity Transactions

On September 11, 2019, the Company established an “at-the-market” (ATM) facility pursuant to which the Company could offer up to $25,000 of shares of common stock. On November 20, 2020, the Company began utilizing the ATM facility and through December 31, 2020 sold 930,993 shares which provided net proceeds of approximately $6,055 after deducting commissions and other transaction costs of $473.

On March 26, 2021, the Company filed a prospectus supplement to offer up to an additional $50,000 of shares of common stock under the ATM facility. For the year ended December 31, 2021, the Company sold 6,550,486 shares which provided net proceeds of approximately $29,778 after deducting commissions and other transaction costs of $1,291. This ATM facility has approximately $37,408 available at December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2021 and 2020, cash and cash equivalents consisted of cash in bank accounts and money market funds.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables. The Company’s credit terms generally range from 30 to 60 days, depending on the customer and type of invoice. We perform a regular review of our customers' credit risk and payment histories, including payments made subsequent to year-end.

The Company evaluates the collectability of accounts receivable based on a combination of factors. In situations where changing circumstances indicate that a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts is recorded against amounts due in order to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowances for doubtful accounts is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded to selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts, associated with recoverability of accounts receivable, was $40 and $40 as of December 31, 2021 and 2020, respectively.

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

Leases

Determination if an arrangement is a lease is made at inception. An arrangement is determined to contain a lease if the contract conveys the right to control the use of an identified property and equipment for a period of time in exchange for consideration. If we can benefit from the various underlying assets of a lease on their own or together with other resources that are readably available, or if the various underlying assets are neither highly dependent or highly interrelated with underlying assets in the arrangements, they are considered to be a separate lease component. In the event multiple underlying assets are identified, the lease consideration is allocated to the various components based on each on the component's relative fair value.

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

We record operating lease assets and lease liabilities in our consolidated balance sheets. Lease expenses for lease payments is recognized on a straight-line bases over the lease term. Short-term leases, or leases that have a lease term of 12 months or less at consummation date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. We have not entered into any material short-term lease or financing leases as of December 31, 2021.

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

Proprietary product sales, net – this revenue is recognized when product is shipped and title passes to the customer, typically at time of delivery. At the time of sale, estimates for various revenue allowances are recorded based on historical trends and judgmental estimates. For sales of Sympazan, returns allowances and prompt pay discounts are estimated based on contract terms and historical return rates, if available, and these estimates are recorded as a reduction of accounts receivables. Similarly determined estimates are recorded relating to wholesaler service fees, co-pay support redemptions, Medicare, Medicaid and other rebates, and these estimates are reflected as a component of accrued liabilities as a reduction of revenue. Once all related variable considerations are resolved and uncertainties as to collectable amounts are eliminated, estimates are adjusted to actual allowance amounts. Provisions for these estimated amounts are reviewed and adjusted on no less than a quarterly basis.

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

Royalty revenue is estimated and recognized when sales under supply agreements with commercial licensees are recorded, absent any contractual constraints or collectability uncertainties. Royalties based on sales of Suboxone® and Zuplenz® have been recorded in this manner.
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

Revenue recognition arising from milestone payments is dependent upon the facts and circumstances surrounding the milestone payments. Milestone payments based on a non-sales metric such as a development-based milestone (e.g., an NDA filing or obtaining regulatory approval) represent variable consideration and are included in the transaction price subject to any constraints. If the milestone payments relate to future development, the timing of recognition depends upon historical experience and the significance a third party has on the outcome. For milestone payments to be received upon the achievement of a sales threshold, the revenue from the milestone payments is recognized at the later of when the actual sales occur or the performance obligation to which the sales relate to has been satisfied.

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

Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer's cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Consolidated Balance Sheets. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings.

Research and Development

Research and development, or R&D, expenses are recorded in accordance ASC 730, Research and Development and are expensed as incurred. R&D expenses include R&D activities, services of external contract research organizations, or CROs, costs of their clinical research sites, scale-up and validation costs, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. CRO activities include preclinical laboratory experiments and clinical studies. Other activity expenses include regulatory consulting and other costs. The activities undertaken by a regulatory consultants that were classified as R&D expense include assisting, communicating with, and advise our in-house staff with respect to various FDA submission processes, clinical trial processes and scientific writing matters, including preparing protocols and FDA submissions. These consulting expenses were direct costs associated with preparing, receiving and understanding work for our clinical trials and investigative drugs. Payments made to CROs based on agreed-upon terms, which may include payments in advance of a study start date. The Company expenses non-refundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when goods or services have been received rather than when payment was made. The Company reviews and accrues CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion state of study as provided by CRO's. Estimated CRO costs subject to revisions as such studies progress to completion. The Company charges revisions to expense in the period when the facts that give rise to the revision become known.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Tax benefits are recognized when it is more likely than not that a tax position will be sustained during an audit. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The Company’s stock-based compensation includes grants of stock options and restricted stock units to employees, consultants and non-employee directors. Beginning in 2019, the Company also offered employees an opportunity to participate in an employee stock purchase plan. Expenses arising from these grants are recorded in the accompanying financial statements based on their grant date fair values as ratably earned during their respective vesting periods. The Company’s estimates of the fair value of options at their grant dates is based on the Black-Scholes option valuation model and considers various variables and assumptions, including:

•the stock price at the grant date,
•exercise price,
•both the contractual and estimated expected term of the option,
•an estimate of stock price volatility based on that of an industry peer group,
•expected dividends,
•no dividends for the foreseeable future, and
•risk-free interest rate.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that may result from transactions and economic events other than those with stockholders, such as unrealized gains or losses on investments. For the periods ended December 31, 2021 and 2020, the Company’s comprehensive loss included only its net loss.

Fair Value Measurements

Certain assets and liabilities are reported on a recurring basis at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•Level 1 — Quoted prices in active markets for identical assets or liabilities. Cash and cash equivalents consisted of cash in bank checking accounts and money market funds which are all Level 1 assets.

•Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.  The Company currently has no Level 2 assets or liabilities.

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

The Company granted warrants to certain Note Holders in connection with its debt repayment and debt refinancing during 2020. Those warrants were valued based on Level 3 inputs and their  fair value was based primarily on an independent third-party appraisal prepared as of the grant  date consistent with generally-accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. See Note 13, Warrants for further information on these warrants.

The Company's 12.5% Senior Secured Notes contain a repurchase offer or put option which gives holders of the option the right, but not the obligation, to receive a specified amount of future royalties up to a capped amount. This out option was valued based on Level 3 inputs and its fair value was based primarily on an independent third-party appraisal consistent with generally-accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants Accounting and Valuation Guide. See Note 12, 12.5% Senior Notes and Loans Payable for further discussion.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which amends accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard allows exceptions to the use of the incremental approach for intra-period tax allocation, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to-date loss exceeds the anticipated loss for the year. The standard also requires franchise or similar taxes partially based on income to be reported as income tax and the effects of enacted changes in tax laws or rates to be included in the annual effective tax rate computation from the date of enactment. The effective date of this Standard Update is for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Standard Update may be adopted either using the prospective or retrospective transition approach and could also be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted the new guidance on January 1, 2021. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements Not Adopted as of December 31, 2021:

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This Accounting Standards Update was issued to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. Among other provisions, the amendments in this ASU significantly change the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity such that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants, will require liability treatment. More specifically, the ASU reduces the number of models that may be used to account for convertible instruments from five to three, amends diluted EPS calculations for convertible instruments, modifies the requirements for a contract that may be settled in an entity’s own shares to be classified in equity and requires expanded disclosures intended to increase transparency. These amendments will be effective for the Company beginning January 1, 2024, with early adoption of the amendments permitted. The Company is currently evaluating the impact from the adoption of ASU 2020-06 on its consolidated financial statements.

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

Note 4.     Risks and Uncertainties

The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for 2021 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of December 31, 2021, the Company had $28,024 of cash and cash equivalents.

The Company has experienced a history of net losses. The Company's accumulated deficits totaled $256,796 as of December 31, 2021. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company's funding requirements are met by its cash and cash equivalents, as well as its existing equity and debt offerings, including the Senior Secured Notes due 2025 (the "12.5% Notes").

The Company began utilizing its ATM facility in November 2020. Since inception through December 31, 2020, the Company sold 930,993 shares which provided net proceeds of approximately $6,055 after deducting commissions and other transaction costs of $473. For the year ended December 31, 2021, the Company sold 6,550,486 shares which provided net proceeds of approximately $29,778 after deducting commissions and other transaction costs of $1,291. This ATM facility has approximately $37,408 available at December 31, 2021.

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

Note 5.     Revenues and Trade Receivables, Net

The Company’s revenue was comprised of the following:

	Year Ended December 31,
	2021	2020
Manufacture and supply revenue	$35,312	$24,881
License and royalty revenue	5,380	14,055
Co-development and research fees	1,635	1,264
Proprietary product sales, net	8,505	5,649
Revenues	$50,832	$45,849

Disaggregation of Revenue

The following table provides disaggregated net revenue by geographic area:

	Year Ended December 31,
	2021	2020
United States	$42,860	$40,956
Ex-United States	7,972	4,893
Revenues	$50,832	$45,849

Ex-United States revenues are derived primarily from Indivior for product manufactured for markets outside of the United States.

Trade and other receivable, net consist of the following:

	December 31,
	2021	2020
Accounts receivable	$9,678	$4,330
Contract and other receivables	3,087	3,081
Less: allowance for bad debt	(40)	(40)
Less: sales-related allowances	(605)	(416)
Trade and other receivables, net	$12,120	$6,955

Contract and other receivables totaled $3,087 and $3,081 as of December 31, 2021 and 2020, respectively, consisting primarily of contract assets and reimbursable costs incurred on behalf of customers. Contract assets consist of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services. Sales-related allowances for both periods presented are estimated in relation to revenues recognized for sales of Sympazan.

The following table presents the changes in the allowance for bad debt:

	December 31,
	2021	2020
Allowance for doubtful accounts at beginning of year	$40	$124
Additions charged to bad debt expense	—	198
Write-downs charged against the allowance	—	(282)
Allowance for doubtful accounts at end of year	$40	$40

The following table presents the changes in sales-related allowances:

	December 31,
	2021	2020
Balance at December 31, 2020	$416	$203
Provision related to sales in 2021	1,209	731
Credits and payments	(1,020)	(518)
Balance at December 31, 2021	$605	$416

Concentration of Major Customers

Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the year ended December 31, 2021, Indivior Inc. ("Indivor") exceeded the 10% threshold for revenue and represented approximately 73% of total revenue. As of December 31, 2021, two customers exceeded the 10% threshold for outstanding receivables which were Indivior and Cardinal Health Inc. which represented 51% and 12%, respectively, of of total trade and other receivables.

For the year ended December 31, 2020, two customers exceeded the 10% threshold for revenue which were Indivior and Sunovion Pharmaceuticals Inc. (“Sunovion”) that represented 57% and 26%, respectively. As of December 31, 2020, four customers exceeded the 10% threshold for outstanding receivables which were Indivior, AmerisourceBergen Corporation, Sunovion, and Cardinal Health Inc. which represented 53%, 14%, 13%, and 10%, respectively, of total trade and other receivables.

Note 6.     Material Agreements

Commercial Exploitation Agreement with Indivior

In August 2008, the Company entered into a Commercial Exploitation Agreement with Reckitt Benckiser Pharmaceuticals, Inc. (with subsequent amendments collectively, the “Indivior License Agreement”). Reckitt Benckiser Pharmaceuticals, Inc. was later succeeded to in interest by Indivior, Inc.  Pursuant to the Indivior License Agreement, the Company agreed to manufacture and supply Indivior’s requirements for Suboxone®, a sublingual film formulation, both inside and outside the United States on an exclusive basis.

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

License Agreement with Sunovion Pharmaceuticals, Inc.

On April 1, 2016, the Company entered into a license agreement with Cynapsus Therapeutics Inc. (which was later succeeded to in interest by Sunovion Pharmaceuticals, Inc.), referred to as the Sunovion License Agreement, pursuant to which Sunovion obtained an exclusive, worldwide license (with the right to sub-license) to certain intellectual property, including existing and future patents and patent applications, covering all oral films containing apomorphine for the treatment of off episodes in Parkinson’s disease patients. Sunovion used this intellectual property to develop its apomorphine product KYNMOBI®, which was approved by the FDA on May 21, 2020. This approval triggered Sunovion's obligation to remit a payment of $4,000 (the "FDA Approval Milestone Payment") due on the earlier of: (a) the first day of product availability at a pharmacy in the United States; or (b) with six months of the FDA approval. This amount was received as of September 30, 2020 and is included in License and royalty revenues for the twelve months ended December 31, 2020.

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

Effective March 16, 2020, the Company entered into a first amendment (the "First Amendment") to the Sunovion License Agreement. The Amendment was entered into for the primary purpose of amending the Sunovion License Agreement as follows: (i) including the United Kingdom and any other country currently in the European Union (EU) which later withdraws as a member country in the EU for purpose of determining the satisfaction of the condition triggering the obligation to pay the third milestone due under the Sunovion License Agreement, (ii) extending the date after which Sunovion has the right to terminate the Sunovion License Agreement for convenience from December 31 2024 to March 31, 2028, (iii) modifying the effective inception date of the first minimum annual royalty due from Sunovion to the Company form January 1, 2020 to April 1, 2020, and (iv) modifying the termination provision to reflect the Company's waiver of the right to terminate the Sunovion License Agreement in the event that KYNMOBI was not commercialized by January 1, 2020. This Sunovion License Agreement will continue until terminated by Sunovion in accordance with the termination provisions of the Amendment to the Sunovion License Agreement. The Sunovion License Agreement continues (on a country-by-country basis) until the expiration of all applicable licensed patents. Upon termination of the Sonovion License Agreement, all rights to intellectual property granted to Sunovion to develop and commercialize apomorphine-based products will revert to the Company.

On October 23, 2020, the Company amended the Sunovion License Agreement to clarify the parties' agreement with respect to certain provisions in the License Agreement, specifically the date after which Sunovion has the right to terminate the License Agreement and the License Agreement and the rights and obligations of the parties regarding the prosecution and maintenance of the Company's patents covered under the License Agreement.

Purchase and Sale Agreement with an affiliate of Marathon Asset Management ("Marathon")

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. Food and Drug Administration (FDA) on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through December 31, 2021 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current forecast of estimated KYNMOBI sales as of December 31, 2021, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement. See Note 14, Sale of Future Revenue for further details on the accounting for the Monetization Agreement.

Agreement to Terminate CLA with KemPharm

In March 2012, the Company entered into an agreement with KemPharm, Inc. (“KemPharm”), to terminate a Collaboration and License Agreement entered into by the Company and KemPharm in April 2011. Under this termination arrangement, the Company has the right to participate in any and all value that KemPharm may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving KemPharm and collaborations, royalty arrangements, or other transactions from which KemPharm may realize value from these compounds. During September 2019, the Company received $1,000 from its 10% share of milestone payments paid to KemPharm, under its licensing of KP-415 and KP-484 to a third party.  The Company has also $500 under this arrangement, which was included in License and royalty revenues for the year ended December 31, 2020, in connection with the FDA's acceptance of a New Drug Application ("NDA") filing for KP-415. On March 2, 2021, KemPharm announced FDA approval of KP 415 (AZTARYSTM) a new once-daily treatment for ADHD. For the year ended December 31, 2021, the Company received payment of $2,000 under this arrangement, which was included in License and royalty revenues.

Note 7.     Inventory

Inventory consists of the following:

	December 31,
	2021	2020
Raw material	$1,442	$789
Packaging material	1,414	1,128
Finished goods	1,182	544
Total inventory	$4,038	$2,461

Note 8.     Property and Equipment, Net

				December 31,
	Useful Lives			2021	2020
Machinery	3	-	15 years	$19,250	$21,333
Furniture and fixtures	3	-	15 years	769	1,209
Leasehold improvements	(a)			21,265	21,333
Computer, network equipment and software	3	-	7 years	2,469	2,999
Construction in progress				1,162	877
				44,915	47,751
Less: accumulated depreciation and amortization				(39,860)	(40,878)
Total property and equipment, net				$5,055	$6,873

(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

Total depreciation and amortization related to property and equipment were $2,912 and $3,392 for the years ended December 31, 2021 and 2020, respectively.

Note 9.    Right-of-Use Assets and Lease Obligations

The Company leases all realty used as its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of these three leases include the characteristics specified in ASC 842, Leases, that require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases provide remaining terms between 1.25 years and 4.75 years, including renewal options expected to be exercised to extend the lease periods.

The Company does not recognize a right-of-use asses and lease liability for short-term leases, which have terms of 12 months or less, on its consolidated balance sheet. For longer-term lease arrangements that are recognized on the Company's consolidated balance sheet, the right-of-use asset and lease liability is initially measured at the commencement date based upon the present value of the lease payments due under the lease. These payments represent the combination of the fixed lease and fixed non-lease components that are due under the arrangement. The costs of associated with the Company's short-term leases, as well as variable costs relating to the Company's lease arrangements, are not material to the consolidated financial results.

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

Right-of-use assets recorded upon adoption of ASC 842 totaled $4,048. The Company's lease costs recorded in manufacture and supply, research and development and selling, general and administrative expenses in its consolidated statements of income for the years ended December 31, 2021 and 2020 were $1,725 and $1,671, respectively, including variable lease expenses such as common area maintenance and operating costs of $469 and $379, respectively, under the new lease accounting standard. Cash payments arising from the Company's lease arrangements are reflected on its consolidated statement of cash flows as outflows for operating activities.

The Company's payments due under its operating leases are as follow:

Amount
2022	$1,295
2023	944
2024	565
2025	565
2026	424
Total lease payments	3,793
Less: imputed interest	(948)
Total operating lease liabilities	$2,845

Note 10.     Intangible Assets, Net and Other non-current assets

The following table provides the components of identifiable intangible assets, all of which are finite lived and other non-current assets:

	December 31,
	2021	2020
Purchase technology-based intangible	$2,358	$2,358
Purchased patent	509	509
	2,867	2,867
Less: accumulated amortization	(2,816)	(2,765)
Intangible assets, net	51	102

Royalty receivable	6,000	7,000
Other	903	836
Total other non-current assets	$6,903	$7,836

Amortization expense was $51 and $51 for each of the years ended December 31, 2021 and 2020, respectively. During the remaining life of the purchased patent, estimated annual amortization expense is $51 for the year ended 2022.

Note 11.     Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2021	2020
Accrued compensation	$5,965	$6,330
Real estate and personal property taxes	349	316
Accrued distribution expenses	2,224	1,722
Other	198	201
Total accrued expenses	$8,736	$8,569

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

On November 3, 2020, the Company entered into the First Supplemental Indenture (the "First Supplemental Indenture" and, together with all other subsequent supplemental indentures and the Base Indenture, collectively, the "Indenture") by and among the Company and U.S. Bank National Association, as Trustee (the "Trustee") and Collateral Agent thereunder to the Base Indenture, by and between the Company and the Trustee. On November 20, 2020, the Company entered into the Second Supplemental Indenture (the "Second Supplemental Indenture" and, together with all other subsequent supplemental indentures and the Base Indenture, collectively, the "Indenture") by and among the Company and U.S. Bank National Association, as Trustee (the "Trustee") and Collateral Agent thereunder to the Base Indenture, by and between the Company and the Trustee. Under the Second Supplemental Indenture, the Company repaid $22,500 of its $70,000 outstanding 12.5% Notes from the upfront proceeds received under the Monetization Agreement. Further, the Company entered into an additional Purchase Agreement with its lenders whereby the Company issued in aggregate $4,000 of additional 12.5% Notes (the "Additional Notes") in lieu of paying a prepayment premium to two lenders on the early repayment of the 12.5% Notes discussed above. The result of these two transactions reduced the net balance of the Company's 12.5% Senior Notes outstanding in the aggregate to $51,500 at December 31, 2020, and such aggregate principal amount remains outstanding as of December 31, 2021. The $4,000 principal issuance will be repaid proportionally over the same maturities as the other 12.5% Notes. The Company also paid to one of its lenders a $2,250 premium as result of the early retirement of debt.

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

The First Supplemental Indenture contains a provision whereby, as the Company receives any cash proceeds from the Monetization Agreement, each noteholder has the right to require the Company to redeem all or any part of such noteholder's outstanding 12.5% Notes at a repurchase price in cash equal to 112.5% of the principal amount, plus accrued and unpaid interest. This repurchase offer is capped at 30% of the cash proceeds received by the Company as the contingent milestones are attained, if any, up through June 30, 2025. A valuation study was performed by an independent third party appraiser and updated as of December 31, 2021. Based on the valuation study, the put option was valued at $127, of which $29 has been recorded in Accrued expenses and $98 has been recorded in Other non-current liabilities. The embedded put option is deemed to be a derivative under ASC 815 Derivatives and Hedging, which requires the recording of the embedded put option at fair value and subject to remeasurement at each reporting period. The fair value adjustment as a result of periodic remeasurement has been recorded in Interest income and other income. In addition, as of the closing of this transaction, the Company issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of its common stock.

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

The 12.5% Notes provide a stated fixed interest rate of 12.5%, payable quarterly in arrears, with the initial quarterly principal repayment of 12.5% Notes due on September 30, 2021 and the final quarterly payment due at maturity on June 30, 2025. Principal payments are scheduled to increase annually from 10% of the face amount of the debt then outstanding during the first four quarters to 40% of the 12.5% Notes during the final four quarters. As of December 31, 2021, the Company recorded its principal payments as Loans payable, net on its Consolidated Balance Sheet.

A debt maturity table is presented below:

2022	$—
2023	18,025
2024	21,888
2025	11,587
Total	$51,500

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

On September 30, 2021, the Company entered into a waiver agreement (the “Waiver”) with the holders of the 12.5% Notes pursuant to which the principal payment due under the 12.5% Notes on September 30, 2021 was deferred in order to provide sufficient time for the finalization and execution of the Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”). The Fourth Supplemental Indenture was executed by the parties on October 7, 2021.

On October 7, 2021, the Company entered into the Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”), by and among the Company and U.S. Bank National Association, as Trustee (the “Trustee”) and collateral agent thereunder, to the Indenture, dated as of July 15, 2019 (the “Base Indenture” and, as supplemented by the First Supplemental Indenture, the Second Supplemental Indenture, and the Third Supplemental Indenture, the “Indenture”), by and between the Company and the Trustee in connection with the 12.5% Senior Secured Notes due 2025 of the Company (the “Notes”). Pursuant to the Fourth Supplemental Indenture, the amortization schedule for the Notes has been amended to provide for the date of the first amortization payment to be extended to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of the Notes or the interest payment obligation due under the Notes. In connection with the Fourth Supplemental Indenture, the Company entered into a Consent Fee Letter with the holders of the Notes (the “Consent Fee Letter”), pursuant to which the Company has agreed to pay the holders of the Notes an additional cash payment ("Consent Fee") of $2,700 in the aggregate, payable in four quarterly payments beginning May 15, 2022. The Company has recorded the current portion of the Consent Fee as Loans payable, current, and the long-term portion of the Consent Fee as Other non-current liabilities on its Consolidated Balance Sheet. Additionally, the Company recognized a loss on the extinguishment of debt of $13,822 for fees and expenses related to the Fourth Supplemental Indenture.

The Company capitalizes legal and other third-party costs incurred in connection with obtaining debt as deferred debt issuance costs and applies the unamortized portion as a reduction of the outstanding face amount of the related loan in accordance with ASU 2015-3, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. Similarly, the Company amortizes debt discounts, such as those represented by warrants issued to its lenders, and offsets those as a direct reduction of its outstanding debt. Amortization expense arising from deferred debt issuance costs and debt discounts related to the 12.5% Notes and the Perceptive loan for the years ended December 31, 2021 and 2020 were $3,572 and $2,587, respectively. Unamortized deferred debt issuance costs and deferred debt discounts totaled $43 and $14,596 as of December 31, 2021 and 2020, respectively.

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

Note 13.    Warrants

Warrants Issued to 12.5% Senior Secured Noteholders

Warrants were issued in conjunction with the First Supplemental Indenture to Noteholders as part of the 2020 Additional Notes described above, expire on June 30, 2025. These warrants entitle the Lenders to purchase 143,000 shares of the Company's common stock at $0.001 per share and include specified registration rights. Management estimated the fair value of the Warrants to be $735, assisted by the an independent third-party appraiser.

Warrants were issued in conjunction with the Initial Notes described above, expire on June 30, 2025. These warrants entitle the Lenders to purchase 2,000,000 shares of the Company’s common stock at $0.001 per share and include specified registration rights.  Management estimated the fair value of the Warrants to be $6,800, assisted by an independent third-party appraiser.

The fair value of these respective Warrants is treated as a debt discount, amortizable over the term of the Warrants, with the unamortized loan portion applied to reduce the face amount of the loan in the Company’s balance sheet.  Additionally, since the Warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the Warrants, except in the case of a “cash change in control”, the fair value attributed to the Warrants is presented in additional-paid in capital in the accompanying Consolidated Balance Sheets. There were no Warrants exercised by either the holders of the 2020 Additional Notes nor the Initial Noteholders during the year ended December 31, 2021 and December 31, 2020.
.

Note 14. Sale of Future Revenue

On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through December 31, 2021 under the Monetization Agreement.

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

As royalties are remitted to Marathon from Sunovion, the collection of the royalty receivable and balance of the liability related to the sale of future revenue will be effectively repaid over the life of the agreement. In order to determine the amortization of the liability related to the sale of future revenue, the Company is required to estimate the total amount of future royalty and milestone payments to Marathon over the life of the Monetization Agreement and contingent milestone payments from Marathon to the Company. The sum of future royalty payments less the $50,000 in proceeds received and future contingent payments will be recorded as interest expense over the life of the Monetization Agreement. At execution, the estimate of this total interest expense resulted in an effective annual interest rate of approximately 24.9%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the life of the Monetization Agreement. The Company will periodically assess the estimated royalty and milestone payments to Marathon from Sunovion and contingent milestone payments from Marathon to the Company. To the extent the amount or timing of such payments is materially different from the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty and milestone payments to Marathon from Sunovion, and correspondingly, the amount of interest expense recorded by the Company, most of which are not under the Company's control. Such factors include, but are not limited to, changing standards of care, the initiation of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in government health authority imposed restrictions on the use of products, significant changes in foreign exchange rates as the royalties remitted to Marathon are made in U.S. dollars (USD) while a portion of the underlying sales of KYNMOBI will be made in currencies other than USD, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenue and interest expense related to the sale of future revenue. Based on the current forecast of estimated KYNMOBI sales as of December 31, 2021, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement.

The following table shows the activity of the liability related to the sale of future revenue for the year ended December 31, 2021:

Liability related to the sale of future revenue, net at December 31, 2020	$48,974
Royalties related to the sale of future revenue	(1,102)
Amortization of issuance costs	159
Interest expense related to the sale of future revenue	12,253
Liability related to the sale of future revenue, net (includes current portion of $1,225)	$60,284

Note 15.     Other Non-Current Liabilities

The Company’s other non-current liabilities at December 31, 2021 consist of asset retirement obligations ("AROs") of $1,712, the long term portion of the Consent Fee related to the 12.5% Senior Secured Note of $675 and the long-term portion of fair value of the put option on the 12.5% Notes of $98. The Company’s other non-current liabilities at December 31, 2020 consisted of asset retirement obligations ("AROs") of 1,525 and the fair value of the put option on the 12.5% Notes of $420.

AROs consists of estimated future spending related to removing certain leasehold improvements at its Portage, Indiana, laboratory, the Ameriplex production facility and the Warren, New Jersey, laboratory and returning all facilities to their original condition. Depreciation expense related to the ARO assets included in overall depreciation expense for the periods ended December 31, 2021 and 2020 were $23 and $24, respectively.

Below is a schedule of activity in the Company’s liability for AROs for the year ended December 31, 2021 and 2020.

Balance at December 31, 2019	$1,360
Additions	—
Accretion	165
Balance at December 31, 2020	1,525
Additions	—
Accretion	187
Balance at December 31, 2021	$1,712

Note 16.    Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares.

As a result of the Company’s net loss incurred for the year ended December 31, 2021 and 2020, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations for this period.  Therefore, basic and diluted net loss per share were the same for all periods presented as reflected below.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Numerator:
Net loss	$(70,539)	$(55,783)
Denominator:
Weighted-average number of common shares – basic and diluted	38,077,660	33,651,127
Loss per common share – basic and diluted	$(1.85)	$(1.66)

As of December 31, 2021 and 2020, respectively, the Company’s potentially dilutive instruments included 4,146 thousand and 3,259 thousand of options to purchase common shares, as well as no outstanding and 14 thousand unvested RSUs that were excluded from the computation of diluted weighted average shares outstanding because these securities had an antidilutive impact due to the losses reported. Similarly excluded as of December 31, 2021 and 2020 were potentially dilutive warrants for the purchase of 1,714 thousand common shares for both periods.

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

At December 31, 2021, there were approximately 1.1 million shares available for grant.

The Company recognized share-based compensation in its Consolidated Statements of Operations during the periods presented as follows:

Expense classification:	Year Ended December 31, 2021	Year Ended December 31, 2020
Manufacture and supply	$313	$275
Research and development	881	729
Selling, general and administrative	5,625	5,577
Total share-based compensation expenses	$6,819	$6,581
Share-based compensation from:
Restricted Stock Units	81	806
Stock Options	6,714	5,751
Employee Stock Purchase Plan	24	24
Total share-based compensation expenses	$6,819	$6,581

Restricted Stock Units

The following table summarizes the Company’s awards of restricted stock units for the years during 2020 and 2021:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Unvested, December 31, 2019	74	$14.64
Granted	4	7.54
Forfeited	—	—
Vested	(64)	14.88
Unvested, December 31, 2020	14	$11.38
Granted	—	—
Forfeited	(2)	13.00
Vested	(12)	11.14
Unvested, December 31, 2021	—

The Company did not grant restricted stock units during 2021. During 2020, the total grant date fair market value of shares vested was $958.

As of December 31, 2021, there was no unrecognized compensation costs related to restricted stock units awarded. The restricted stock units previously granted to employees were subject to a three-year graduated vesting schedule and were not subject to performance-based criteria other than continued employment.

Stock option awards

The following table summarizes the Company’s stock option activity for the years during 2020 and 2021:

(in 000s, except share price data)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,231	$10.42	8.94	$689
Granted	1,168	$3.32
Forfeited	(140)	$4.36
Exercised	—
Outstanding at December 31, 2020	3,259	$8.14	8.42	$2,978
Granted	1,212	4.73
Forfeited and Expired	(264)	$7.52
Exercised	(61)	$1.58
Outstanding at December 31, 2021	4,146	$7.28	7.88	$1,423
Vested and expected to vest at December 31, 2021	4,026	$7.36	7.85	$1,377
Exercisable at December 31, 2021	1,855	$10.44	6.98	$365

The weighted average grant date fair value of stock options granted during 2021 and 2020 was $3.61 and $2.61, respectively. During the year ended December 31, 2021, stock options were granted with an exercise price ranging from $3.76 to $5.30 and accordingly, given the Company’s share price of $3.89 at December 31, 2021, the intrinsic value provided by certain shares granted during this period was de minimus.

The fair values of stock options granted were estimated using the Black-Scholes model based on the following assumptions:

	Year Ended December 31,
	2021			2020
Expected dividend yield	0%			0%
Expected volatility	100%			100%
Expected term (years)	5.50	-	6.00	5.50	-	6.10
Risk-free interest rate	0.50%	-	1.46%	0.33%	-	1.69%
Exercise prices	$3.76	-	$5.30	$1.54	-	$7.86

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

As of December 31, 2021, $3,724 of total unrecognized compensation expenses related to non-vested stock options is expected to be recognized over a weighted average period of 1.51 years from the date of grant. These option grants provided a maximum contract term of 10 years from grant date, with a weighted average remaining contract life of 7.88 years. Options granted to senior management and key employees are subject to a three-year graded vesting schedule while options granted to the board of directors are subject to a one year cliff vesting schedule. These stock options are not subject to performance-based criteria other than continued employment.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP"), as amended and restated effective as of January 1, 2019, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees of the Company may elect to purchase the Company's common stock at the lower of 85% of the fair value of shares on either the first or last day of the offering period. Under the ESPP, a total of 250,000 shares of common stock were initially reserved for issuance. During 2021 and 2020, 40,146 and 32,986 shares were purchased and issued through the ESPP at total discounts of $24 and $26, respectively.

Note 18.    Employee Benefit Plans

The Company sponsors a defined-contribution 401(k) plan covering all full-time employees and makes matching employer contributions as defined by the terms of that plan. The Company may also make discretionary contributions. Total contributions made to the plan by the Company for the year ended December 31, 2021 and 2020 were $706 and $673, respectively.

Note 19.     Income Taxes

The tax effect of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Accounts receivable	$149	$112
Inventory	100	4
Accrued expenses	309	353
NOL carryforwards	28,722	22,569
Interest limitation imposed by the TJCA	9,022	7,235
Stock Compensation	5,003	4,051
Other	2,122	1,229
Sale of Future Revenue	16,595	14,444
Property and equipment	2,566	2,380
Orphan Drug and R&D Tax Credits	5,490	5,851
Accrued debt fees	726	—
Intangible assets	2,547	—
	73,351	58,228
Deferred tax liabilities:
Intangible assets	—	(551)
481(a) adjustment	(14)	—
Prepaid expenses	(807)	(908)
	(821)	(1,459)
Valuation Allowance	(72,530)	(56,769)
Net deferred tax asset/(liability)	$—	$—

At December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of $105,722 and $81,566, respectively, a significant portion of which carryforward for an indefinite period. At December 31, 2021 and 2020, the Company also had state net operating loss carryforwards of $93,304 and $74,379, respectively, which begin expiring in 2034. As a result of the December 2017 U.S. Tax Cuts and Jobs Act (“TCJA”), updated regulations under section 163(j) create new limitations on deductible interest expense. For the year ended December 31, 2021, the Company’s interest expense deduction under 163(j) will be limited for tax purposes based on a calculation of 30% of its EBITDA on a tax basis. On March 27,2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the "U.S. CARES ACT," was signed into law. The U.S. CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the interest deduction limitation. The U.S. CARES Act increased the adjusted taxable income limitation from 30% to 50% for business interest deductions for tax years beginning in 2019 and 2020. This modification increased the allowable interest expense deduction and resulted in additional net operating loss (NOL) for the year 2019 and lower current taxable income (before NOL utilization) for the Company. Additionally, the U.S. CARES Act allowed us to fully offset 2020 taxable income with prior years' NOL carried forward. The Company has determined, based upon available evidence, that is more likely than not that the net deferred tax asset will not be realized and accordingly, has provided a full valuation allowance against its net deferred tax assets. Valuation allowances of $72,530, and $56,769 have been established at December 31, 2021 and 2020, respectively. The Company may also be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code due to ownership changes. As a result, the use of NOL carry forwards from the current and prior periods are subject to annual limitations.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that there were no uncertain positions as of December 31, 2021 and 2020. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2021 and 2020. The Company’s U.S. federal and state net operating losses have occurred since its election to treat as a C Corporation in 2017 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.   In early 2020, the U.S. Internal Revenue Service began an examination of the Company’s federal income tax return for 2018 which was concluded in 2021 with no significant adjustments required.

A reconciliation of income tax benefit and the amount computed by applying the statutory federal income tax rates of 21% to loss before taxes for the year ended December 31, 2021 and 2020, respectively, as follows:

	Year Ended December 31,
	2021	2020
Income taxes at statutory rate	21.00%	21.00%
Increase (decrease) resulting from:
State income tax	5.28	6.81
Permanent differences	(0.15)	(0.12)
Research & development credit	0.12	2.35
Return to provision	(0.63)	—
Valuation allowance	(22.37)	(30.04)
Other	(3.37)	—
Effective tax rate	(0.12)%	0.00%

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

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Teva Pharmaceuticals USA, Inc.

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

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Alvogen Pine Brook LLC

On September 14, 2017, Indivior initiated a lawsuit against Alvogen Pine Brook LLC (“Alvogen”) asserting infringement of the ’454 patent. On February 7, 2018, we and Indivior filed an Amended Complaint, adding us as a plaintiff and asserting infringement of U.S. Patent No. 9,855,221 (the "’221 patent”). On April 3, 2018, we and Indivior initiated a separate lawsuit against Alvogen asserting infringement of the ’305 patent. On May 29, 2018, the cases were consolidated . On February 26, 2019, the Court granted the parties’ agreed stipulation to drop the ’221 patent from the case. On January 9, 2020, the Court entered a stipulated order of non-infringement of the ’305 patent based on the Court’s claim construction ruling, and we and Indivior preserved our rights to appeal the claim construction ruling.

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

Reckitt Benckiser Pharmaceuticals, Inc. and MonoSol Rx, LLC v. BioDelivery Sciences International, Inc. and Quintiles Commercials US, Inc. (BDSI 2014 Lawsuit)

On September 22, 2014, we and RB initiated a lawsuit against BDSI and Quintiles Commercial US, Inc. (“Quintiles”) asserting infringement of U.S. Patent No. 8,765,167 (the "’167 patent”) in the District of New Jersey (Civil Action No. 3:14-cv-5892). On July 22, 2015, the case was transferred to the Eastern District of North Carolina. BDSI filed requests for inter partes review (“IPR”) of the ’167 patent before the Patent Trial and Appeal Board (“PTAB”), and on May 6, 2016, the Court stayed the case pending the outcome and final determination of the IPR proceedings. On March 24, 2016, the PTAB issued final written decisions finding the ’167 patent was not unpatentable, and the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) remanded those decisions for further proceedings before the PTAB. Following the PTAB’s February 7, 2019 decision on remand denying institution, BDSI appealed that decision to the Federal Circuit. The Federal Circuit granted our motion to dismiss the appeal, and denied BDSI’s request for rehearing en banc. BDSI filed a petition for writ of certiorari to the Supreme Court of the United States (“Supreme Court”), which the Supreme Court denied on October 5, 2020. On April 15, 2021, the court lifted the stay of the litigation in the Eastern District of North Carolina. On April 29, 2021, BDSI filed a renewed motion to dismiss the complaint. In response, the Company and RB filed an amended complaint on May 18, 2021, which, among other things, removed Quintiles as a defendant. On June 3, 2021, BDSI filed a notice withdrawing its motion to dismiss the original complaint. On July 7, 2021, the court entered a scheduling order in the case. Under the current scheduling order, the parties have completed their exchange of preliminary infringement and validity contentions, have completed claim construction briefing, and are proceeding with fact discovery. The court may schedule a claim construction hearing, and the remainder of the schedule is dependent on the timing of the court’s ruling on claim construction. We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Aquestive Therapeutics, Inc. v. BioDelivery Sciences International, Inc.

On November 11, 2019, we initiated a lawsuit against BDSI asserting infringement of the ’167 patent in the Eastern District of North Carolina. On April 1, 2020, the Court denied BDSI’s motion to stay and its motion to dismiss the complaint. On April 16, 2020, BDSI filed its Answer and Counterclaims to the complaint, including counterclaims for non-infringement, invalidity, and unenforceability of the ’167 patent. On May 7, 2020, we filed a Motion to Dismiss BDSI’s unenforceability counterclaim and a Motion to Strike BDSI’s corresponding affirmative defenses. On May 28, 2020, BDSI amended its counterclaims and filed an Answer and Amended Counterclaims, which included additional allegations in support of BDSI’s unenforceability counterclaim. On June 25, 2020, we filed a Motion to Dismiss BDSI’s Amended Counterclaim for unenforceability and a Motion to Strike BDSI’s corresponding affirmative defense of unenforceability, which BDSI opposed. On March 16, 2021, the court issued an order granting-in-part and denying-in-part Aquestive’s motion to dismiss BDSI’s counterclaims asserting unenforceability of the ’167 patent. Aquestive filed its answer to the remaining portions of BDSI’s counterclaims on April 6, 2021. BDSI also filed on April 6, 2021 a renewed motion to dismiss Aquestive’s complaint, which Aquestive opposed. On August 10, 2021, the court entered an order denying BDSI’s motion to dismiss. On July 7, 2021, the court entered a scheduling order in the case, including the same operative dates as the court included in the scheduling order for the BDSI 2014 Lawsuit described above, and the parties are proceeding under that same schedule. We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Antitrust Litigation

State of Wisconsin, et al. v. Indivior Inc., Reckitt Benckiser Healthcare (UK) Ltd., Indivior PLC, and MonoSol Rx, LLC

On September 22, 2016, forty-one states and the District of Columbia, or the States, brought a lawsuit against Indivior and us in the U.S. District Court for the Eastern District of Pennsylvania alleging violations of federal and state antitrust statutes and state unfair trade and consumer protection laws relating to Indivior’s launch of Suboxone Sublingual Film in 2010 and seeking an injunction, civil penalties, and disgorgement. After filing the lawsuit, the case was consolidated for pre-trial purposes with the In re Suboxone (Buprenorphine Hydrochloride and Naloxone) Antitrust Litigation, MDL No. 2445, or the Suboxone MDL, a multidistrict litigation relating to putative class actions on behalf of various private plaintiffs against Indivior relating to its launch of Suboxone Sublingual Film. While we were not named as a defendant in the original Suboxone MDL cases, the action brought by the States alleges that we participated in an antitrust conspiracy with Indivior in connection with Indivior’s launch of Suboxone Sublingual Film and engaged in related conduct in violation of federal and state antitrust law. We moved to dismiss the States’ conspiracy claims, but by order dated October 30, 2017, the Court denied our motion to dismiss. We filed an answer denying the States’ claims on November 20, 2017. Daubert motions were filed on September 28, 2020, and oppositions were filed on October 19, 2020. On February 19, 2021, the court issued an order denying all Daubert motions. On March 8, 2021, Aquestive filed a motion for summary judgment, and briefing on summary judgment motions was completed on May 28, 2021. There is no date set for a hearing on Aquestive’s motion for summary judgment and no trial date has yet been set. We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Humana and Centene Actions

Humana Inc. v. Indivior Inc, Indivior Solutions Inc., Indivior PLC, Reckitt Benckiser Healthcare (UK) Ltd., and Aquestive Therapeutics, Inc.

Centene Corporation, Wellcare Health Plans, Inc., New York Quality Healthcare Corporation d/b/a Fidelis Care, and Health Net, LLC v. Indivior Inc, Indivior Solutions Inc., Indivior PLC, Reckitt Benckiser Healthcare (UK) Ltd., and Aquestive Therapeutics, Inc.

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

On September 21, 2020, Centene Corporation (“Centene”) and other related insurance payors filed a similar lawsuit against us and Indivior in the Eastern District of Missouri. The counsel representing Humana is also representing Centene. On September 21, 2020, the Centene action was provisionally transferred to the Eastern District of Pennsylvania by the United States Judicial Panel on Multidistrict Litigation. On January 15, 2021, we filed a motion to dismiss the Centene and Humana complaints. The court in the Eastern District of Pennsylvania dismissed all complaints against the defendants in these matters on July 22, 2021. On August 20, 2021, Centene and Humana appealed the decision to the U.S. Appeals Court for the Third Circuit (“Third Circuit”). Also, on August 20, 2021, Humana filed a complaint in state court in Kentucky, alleging the same causes of action previously filed in the federal case in the Eastern District of Pennsylvania. That state court action is stayed pending resolution of the federal appeal in the Third Circuit. The Third Circuit appeal is fully briefed and the parties are awaiting a date for oral argument. We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

California Litigation

Neurelis, Inc. v. Aquestive Therapeutics, Inc.

On December 5, 2019, Neurelis Inc. filed a lawsuit against us in the Superior Court of California, County of San Diego alleging the following three causes of action: (1) Unfair Competition under California Business and Professional Code § 17200 (“UCL”); (2) Defamation; and (3) Malicious Prosecution. Neurelis filed a First Amended Complaint on December 9, 2019, alleging the same three causes of action. We filed a Motion to Strike Neurelis’s Complaint under California’s anti-SLAPP (“strategic lawsuit against public participation”) statute on January 31, 2020, which Neurelis opposed. On August 6, 2020, the Court issued an order granting in part and denying in part our anti-SLAPP motion. We filed a notice of appeal to the California Court of Appeal on September 1, 2020, and Neurelis filed a notice of cross-appeal on October 5, 2020. We filed our opening appeal brief on January 27, 2021, and briefing on the appeal ended on July 6, 2021. The appeals court held oral argument on the appeal on October 14, 2021, and issued its ruling on November 17, 2021. Under the ruling, the court struck the entirety of the malicious prosecution claim and struck portions of the UCL and defamation claims. The parties are awaiting issuance of the remittitur from the court of appeal, which will return the case to the superior court for further proceedings. We are not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Neurelis IPR Infringement Litigation

In the first quarter of 2019, Aquestive requested institution of three Inter Partes Reviews (“IPRs”) against Neurelis’ Orange Book method of treatment patent, US Patent No. 9,763,876 (‘876 Patent) for nasal administration of benzodiazepines (diazepam). The PTAB denied two of the requests and instituted the third request, which challenged all claims of the Neurelis ‘876 Patent. On August 6, 2020, the PTAB issued its final written decision finding all challenged claims of the ’876 Patent to be unpatentable. Neurelis appealed the decision to the U.S. Court of the Federal Circuit. On October 7, 2021, the Federal Circuit Court issued a per curium decision affirming the PTAB's final decision that the '876 Patent was unpatentable. The Federal Circuit Court issued a mandate closing the appeal period and an IPR Certificate will subsequently be issued by the United States Patent and Trademark Office. No further appeals are available on this matter.

Federal Securities Class Action

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

Shareholder Derivative Litigation

On December 15, 2021, a purported Aquestive shareholder instituted a derivative action captioned Niewenhuis v. Kendall, et al. in the United States District Court for the District of New Jersey. The case was marked as related to the pending federal securities class action Deanna Lewakowski v. Aquestive Therapeutics, Inc., referenced above, and accepted by the same judge presiding over the class action. The complaint in this matter alleges claims for breach of fiduciary duty and contribution against certain of the Company's officers and directors. The allegations that form the basis of these claims are essentially the same as the disclosure-related allegations asserted in the class action, The Company's response to the complaint is due by March 14, 2022. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Note 21.    Subsequent Events

Continued Utilization of the At-The-Market Facility

The Company continued utilization of its "at-the-market" (ATM) facility from January 1 through March 4, 2022 and sold 238,872 shares which generated net proceeds of approximately $904.

Licensing and Supply Agreement with Haisco for Riluzole Oral Film for ALS Treatment in China

The Company has entered into a License, Development and Supply Agreement with Haisco Pharmaceutical Group Co., Ltd. ("Haisco") for Haisco to develop and exclusively commercialize Exservan™ (riluzole oral film) for the treatment of amyotrophic lateral sclerosis (“ALS”) in China. Haisco will lead the regulatory and commercialization activities for Exservan in China. Aquestive will serve as the exclusive sole manufacturer and supplier for the product. Aquestive will receive a $7,000 upfront cash payment, regulatory milestone payments, and double-digit royalties on net sales of Exservan in China and will earn manufacturing revenue as the exclusive supplier of Exservan.