Form 10-Q
period 2022-03-31
Aquestive Therapeutics, Inc.
filed 2022-05-04
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of outstanding shares of the registrant’s common stock, par value of $0.001 per share, as of the close of business on April 25, 2022 was 41,912,952.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
FORM 10-Q

Table of Content
PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (Unaudited)

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$14,736	$28,024
Trade and other receivables, net	19,896	12,120
Inventories, net	4,629	4,038
Prepaid expenses and other current assets	3,324	3,077
Total current assets	42,585	47,259
Property and equipment, net	4,496	5,055
Right-of-use assets, net	2,524	2,725
Intangible assets, net	38	51
Other non-current assets	6,886	6,903
Total assets	$56,529	$61,993

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$8,496	$8,314
Accrued expenses	4,868	8,736
Lease liabilities, current	926	899
Deferred revenue, current	1,599	765
Liability related to the sale of future revenue, current	1,732	1,225
Loans payable, current	6,563	2,025
Total current liabilities	24,184	21,964
Loans payable, net	47,680	51,551
Liability related to the sale of future revenue, net	60,346	59,059
Lease liabilities	1,710	1,946
Deferred revenue	13,890	7,122
Other non-current liabilities	1,862	2,485
Total liabilities	149,672	144,127
Contingencies (Note 19)

Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; 41,620,388 and 41,228,736 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	41	41
Additional paid-in capital	176,833	174,621
Accumulated deficit	(270,017)	(256,796)
Total stockholders’ deficit	(93,143)	(82,134)
Total liabilities and stockholders’ deficit	$56,529	$61,993
See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$12,270	$11,122
Costs and expenses:
Manufacture and supply	4,214	2,757
Research and development	4,773	3,659
Selling, general and administrative	13,021	13,231
Total costs and expenses	22,008	19,647
Loss from operations	(9,738)	(8,525)
Other expenses:
Interest expense	(1,618)	(2,761)
Interest expense related to the sale of future revenue, net	(1,861)	(3,334)
Interest and other expense, net	(3)	(52)
Net loss before income taxes	(13,220)	(14,672)
Income taxes	—	—
Net loss	$(13,220)	$(14,672)
Comprehensive loss	$(13,220)	$(14,672)

Net loss per share - basic and diluted	$(0.32)	$(0.41)
Weighted-average number of common shares outstanding - basic and diluted	41,465,798	35,563,275

See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/Deficit
	Shares	Amount

Balance at December 31, 2021	41,228,736	$41	$174,621	$(256,796)	$(82,134)
Common Stock issued under public equity offering	391,652	—	1,360	—	1,360
Costs of common stock issued under public equity offering	—	—	(62)	—	(62)
Share-based compensation expense	—	—	913	—	913
Other	—	—	1	(1)	—
Net loss	—	—	—	(13,220)	(13,220)
Balance at March 31, 2022	41,620,388	41	176,833	(270,017)	(93,143)

Balance at December 31,2020	34,569,254	$35	$137,725	$(186,257)	$(48,497)
Common Stock issued under public equity offering	1,672,104	1	10,196	—	10,197
Costs of common stock issued under public equity offering	—	—	(306)	—	(306)
Share-based compensation expense	—	—	1,507	—	1,507
Other	—	—	(27)	—	(27)
Net loss	—	—	—	(14,672)	(14,672)
Balance at March 31, 2021	36,241,358	36	149,095	(200,929)	(51,798)

See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(13,220)	$(14,672)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	727	755
Share-based compensation	913	1,507
Amortization of debt issuance costs and discounts	40	1,184
Interest expense related to the sale of future revenue, net	1,836	3,302
Other, net	(100)	167
Changes in operating assets and liabilities:
Trade and other receivables, net	(7,678)	(3,374)
Inventories, net	(591)	(338)
Prepaid expenses and other assets	(230)	(535)
Accounts payable	182	(402)
Accrued expenses and other liabilities	(3,963)	(2,501)
Deferred revenue	7,602	810
Net cash used for operating activities	(14,482)	(14,097)
Investing activities:
Capital expenditures	(104)	(103)
Net cash used for investing activities	(104)	(103)
Financing activities:
Proceeds from issuance of common stock, net	1,298	9,891
Net cash provided by financing activities	1,298	9,891
Net decrease in cash and cash equivalents	(13,288)	(4,309)
Cash and cash equivalents at beginning of period	28,024	31,807
Cash and cash equivalents at end of period	$14,736	$27,498

Supplemental disclosures of cash flow information:
Cash payments for interest	$1,609	$1,610

See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share information)

Note 1.    Company Overview and Basis of Presentation

(A) Company Overview

Aquestive Therapeutics, Inc. (together with its subsidiary, “Aquestive” or “the Company”) is a pharmaceutical company advancing medicines to solve patients’ problems with current standards of care, providing transformative products to improve their lives. The Company is developing orally administered products to deliver complex molecules, providing novel alternatives to invasive and inconvenient standard of care therapies. The Company has five products on the U.S. market, four licensed products and one stand-alone proprietary product to date, Sympazan® (clobazam) oral film for the treatment of seizures associated with Lennox-Gastaut Syndrome. Our licensees market their products in the U.S. and around the world. The Company also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. The Company is advancing a late-stage proprietary product pipeline focused on treating diseases of the central nervous system, or CNS, and an earlier stage pipeline for the treatment of severe allergic reactions, including anaphylaxis. The Company's production facilities are located in Portage, Indiana, and our corporate headquarters, sales and commercialization operations and primary research laboratory facilities are based in Warren, New Jersey.

(B) Equity Transactions

Equity Offering of Common Stock

On September 11, 2019, the Company established an “At-The-Market” (ATM) facility pursuant to which the Company may offer up to $25,000 of shares of common stock. On November 20, 2020, the Company began utilizing the ATM facility.

On March 26, 2021, the Company filed a prospectus supplement to offer up to an additional $50,000 of shares of common stock under the ATM facility. For the three months ended March 31, 2022, the Company sold 391,652 shares which provided net proceeds of approximately $1,298 after deducting commissions and other transaction costs of $62. For the three months ended March 31, 2021, the Company sold 1,672,104 shares which provided net proceeds of approximately $9,891 after deducting commissions and other transaction costs of $306. This ATM facility has approximately $36,043 available at March 31, 2022.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X for interim financial reporting. In compliance with those rules, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022 (the “2021 Annual Report on Form 10-K”). As included herein, the condensed consolidated balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results of interim periods have been included. The accompanying financial statements reflect certain reclassifications from previously issued financial statements to conform to the current presentation. The Company has evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited condensed financial statements.

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

Recent Accounting Pronouncements Not Adopted as of March 31, 2022:

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

Note 3.    Risks and Uncertainties

These consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for 2022 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of March 31, 2022, the Company had $14,736 of cash and cash equivalents.

The Company has experienced a history of net losses. The Company's accumulated deficits totaled $270,017 as of March 31, 2022. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized

Table of Content
licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company's funding requirements have been met by its cash and cash equivalents, as well as its existing equity and debt offerings, including the Senior Secured Notes due 2025 (the "12.5% Notes"). However, the Company will require additional liquidity to continue its operations over the next 12 months.

The Company began utilizing its ATM facility in November 2020. Since inception to March 31, 2022, the Company sold 7,873,071 shares which generated net cash proceeds of approximately $37,131, net of commissions and other transaction costs of $1,826. For the three months ended March 31, 2022, the Company sold 391,652 shares which provided net proceeds of approximately $1,298, net of commissions and other transaction costs of $62. This ATM facility has approximately $36,043 available at March 31, 2022.

The Company’s ability to execute its business objectives and achieve profitability over the longer term cannot be assured. The Company's on-going business, existing cash and equivalents, expense management activities as well as access to the equity capital markets, including through its ATM facility and under the Lincoln Park Purchase Agreement, provide near term funding opportunities for the Company. However, there can be no assurance that the Company will be able to obtain sufficient additional liquidity when needed or under acceptable terms, if at all. See Note 20 for details.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Table of Content
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

Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some, or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements.  In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Condensed Consolidated Balance Sheet. As of March 31, 2022, and December 31, 2021, such contract assets were $1,823 and $3,087, respectively, consisting primarily of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services.

Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Condensed Consolidated Balance Sheet. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of March 31, 2022, and December 31, 2021, such contract liabilities were $15,489 and $7,887, respectively.

Table of Content
The Company’s revenues were comprised of the following:

	Three Months Ended March 31,
	2022	2021
Manufacture and supply revenue	$9,171	$6,511
License and royalty revenue	506	2,361
Co-development and research fees	403	438
Proprietary product sales, net	2,190	1,812
Total revenues	$12,270	$11,122

Disaggregation of Revenue

The following table provides disaggregated net revenue by geographic area:

	Three Months Ended March 31,
	2022	2021
United States	$11,081	$9,850
Ex-United States	1,189	1,272
Total revenues	$12,270	$11,122

Ex-United States revenues are derived primarily from Indivior Inc. ("Indivior") for product manufactured for markets outside of the United States.

Trade and other receivables, net consist of the following:

	March 31, 2022	December 31, 2021
Trade receivables	$18,619	$9,678
Contract and other receivables	1,823	3,087
Less: allowance for doubtful accounts	(40)	(40)
Less: sales-related allowances	(506)	(605)
Trade and other receivables, net	$19,896	$12,120

The following table presents the changes in the allowance for doubtful accounts:

	March 31, 2022	December 31, 2021
Allowance for doubtful accounts at beginning of the period	$40	$40
Additions charged to expense	—	—
Write-downs charged against the allowance	—	—
Allowance for doubtful accounts at end of the period	$40	$40

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

The following table provides a summary of activity with respect to sales related allowances and accruals for the three months ended March 31, 2022:

Total Sales Related Allowances

Balance at December 31, 2021	$605
Provision	178
Payments / credits	(277)
Balance at March 31, 2022	$506

Total reductions of gross product sales from sales-related allowances and accruals were $178 for the three months ended March 31, 2022. Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction of trade receivables and accruals for wholesaler service fees, co-pay support redemptions and rebates as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and Accounts payable and accrued expenses were $506 and $2,563, respectively, as of March 31, 2022 and $605 and $2,224 , respectively, as of December 31, 2021.

Concentration of Major Customers

Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the three months ended March 31, 2022, Indivor exceeded the 10% threshold for revenue and represented approximately 78% of total revenue. As of March 31, 2022, Indivior and Haisco Pharmaceutical Group Co., Ltd. ("Haisco") exceeded the 10% threshold for outstanding receivables and represented 43% and 34%, respectively, of outstanding receivables. For the three months ended March 31, 2021, Indivior exceeded the 10% threshold for revenue and represented approximately 64% of total revenue. As of December 31, 2021, two customers exceeded the 10% threshold for outstanding receivables which were Indivior and Cardinal Health Inc. which represented 51% and 12%, respectively, of total trade and other receivables. See Note 20 for details on the Company's licensing and supply agreement with Haisco.

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

Table of Content
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

License Agreement with Sunovion Pharmaceuticals, Inc.

On April 1, 2016, the Company entered into a license agreement with Cynapsus Therapeutics Inc. (the "Sunovion License Agreement"). Cynapsus Therapeutics was later succeeded to in interest by Sunovion Pharmaceuticals, Inc. ("Sunovion"). Pursuant to the Sunovion License Agreement, Sunovion obtained an exclusive, worldwide license (with the right to sub-license) to certain intellectual property, including existing and future patents and patent applications, covering all oral films containing apomorphine for the treatment of off episodes in Parkinson’s disease patients. Sunovion used this intellectual property to develop its apomorphine product KYNMOBI®, which was approved by the FDA on May 21, 2020 and commercially launched by Sunovion in September 2020. The FDA approval triggered Sunovion's obligation to remit a payment of $4,000 which was received in September 2020 and was included in License and royalty revenues for the year ended December 31, 2020.

In consideration of the rights granted to Sunovion under the Sunovion License Agreement, the Company has received aggregate payments totaling $22,000 to date. In addition to the upfront payment of $5,000, the Company has also earned an aggregate of $17,000 in connection with specified regulatory and development milestones in the United States and Europe (the “Initial Milestone Payments”). As a result of the Monetization Agreement, the Company is no longer entitled to receive the remaining contingent royalty or milestone payments related to net sales thresholds of KYNMOBI.. During the second quarter of 2020, the Company recorded minimum royalty revenue of $8,000 for minimum royalties which was reflected in License and royalty revenue.

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

Table of Content
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

Purchase and Sale Agreement with an affiliate of Marathon Asset Management ("Marathon")

On November 3, 2020, the Company entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through March 31, 2022 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of March 31, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement. See Note 15 Sale of Future Revenue for further details on the accounting for the Monetization Agreement.

Agreement to Terminate CLA with KemPharm

In March 2012, the Company entered into an agreement with KemPharm, Inc. (“KemPharm”), to terminate a Collaboration and License Agreement entered into by the Company and KemPharm in April 2011. Under the termination arrangement, the Company has the right to participate in any and all value that KemPharm may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving KemPharm and collaborations, royalty arrangements, or other transactions from which KemPharm may realize value from these compounds. The Company received payment of $500 under this arrangement during June 2020 in connection with the FDA's acceptance of a New Drug Application ("NDA") filing for KP-415. On March 2, 2021 KemPharm announced FDA approval of KP 415 (AZTARYSTM) a new once-daily treatment for ADHD. During the second quarter of 2021, the Company received $2,000 of milestone payments in connection with the FDA approval and other regulatory activities.

Licensing and Supply Agreement with Haisco for Exservan™ (Riluzole Oral Film) for ALS Treatment in China

The Company entered into a License, Development and Supply Agreement with Haisco Pharmaceutical Group Co., Ltd., a Chinese limited company listed on the Shenzhen Stock Exchange ("Haisco") effective as of March 3, 2022 ("Haisco Agreement"), pursuant to which Aquestive granted Haisco an exclusive license to develop and commercialize Exservan™ (riluzole oral film) for the treatment of amyotrophic lateral sclerosis, or ALS (“Exservan), in China and Aquestive will serve as the exclusive sole manufacturer and supplier for Exservan in China. Under the Haisco Agreement, Haisco is obligated to pay the Company a $7,000 upfront cash payment, regulatory milestone payments, and double-digit royalties on net sales of Exservan in China and the Company will earn manufacturing revenue upon the sale of Exservan in China, as the exclusive supplier of Exservan.

Table of Content
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

The Company granted warrants to certain note holders in connection with its debt repayment and debt refinancing during 2020 and 2019, respectively. Those warrants were valued based on Level 3 inputs and their fair value was based primarily on an independent third-party appraisal prepared as of the grant date consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. See Note 14 Warrants for further information on these warrants.

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

Note 7.    Inventories, Net

The components of Inventory, net are as follows:

	March 31, 2022	December 31, 2021
Raw material	$1,437	$1,442
Packaging material	1,192	1,414
Finished goods	2,000	1,182
Total inventory, net	$4,629	$4,038

Table of Content
Note 8.    Property and Equipment, Net

	Useful Lives	March 31, 2022	December 31, 2021
Machinery	3-15 years	$19,302	$19,250
Furniture and fixtures	3-15 years	769	769
Leasehold improvements	(a)	21,265	21,265
Computer, network equipment and software	3-7 years	2,469	2,469
Construction in progress		1,214	1,162
		45,019	44,915
Less: accumulated depreciation and amortization		(40,523)	(39,860)
Total property and equipment, net		$4,496	$5,055

(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

Total depreciation, amortization, and impairment related to property and equipment was $714 and $743 for the three-month periods ended March 31, 2022 and 2021, respectively.

Note 9.    Right-of-Use Assets and Lease Obligations

The Company leases all realty used as its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of these three leases include the characteristics specified in ASC 842, Leases, that require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases provide remaining terms between 1.0 and 4.5 years, including renewal options expected to be exercised to extend the lease periods.

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

Right-of-use assets recorded upon adoption of ASC 842 totaled $4,048. The Company's lease costs are recorded in manufacture and supply, research and development and selling, general and administrative expenses in its consolidated statements of income. For the three-months ended March 31, 2022, total operating lease expenses totaled $419, including variable lease expenses such as common area maintenance and operating costs of $96. For the three-months ended March 31, 2021, total operating lease expenses totaled $433, including variable lease expenses such as common area maintenance and operating costs of $119.

Maturities of the Company’s operating lease liabilities are as follows:

Table of Content

Remainder of 2022	$972
2023	944
2024	565
2025	565
2026	424
Total future lease payments	3,470
Less: imputed interest	(834)
Total operating lease liabilities	$2,636

Note 10.    Intangible Assets, Net

The following table provides the components of identifiable intangible assets, all of which are finite lived:

	March 31, 2022	December 31, 2021
Purchased technology-based intangible	$2,358	$2,358
Purchased patent	509	509
	2,867	2,867
Less: accumulated amortization	(2,829)	(2,816)
Intangible assets, net	38	51

Amortization expense was $13 and $13 for each of the three-month periods ended March 31, 2022 and 2021. During the remaining life of the purchased patent, estimated annual amortization expense is $50 in 2022.

Note 11.    Other non-current Assets

The following table provides the components of other non-current assets:

	March 31, 2022	December 31, 2021
Royalty receivable	6,000	6,000
Other	886	903
Total other non-current assets	$6,886	$6,903

During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the eight $1,000 annual minimum guaranteed royalty that is due. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860 Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded it was not transferred. Royalty receivable consists of six annual minimum payments due from Sunovion, the last of which is due in March 2028. The current portion of the royalty receivable is included in Trade and other receivables, net. See Note 15 Sale of Future Revenue for further details on how this receivable relates to the Monetization Agreement transaction.

Note 12.    Accrued Expenses

Accrued expenses consisted of the following:

Table of Content

	March 31, 2022	December 31, 2021
Accrued compensation	$1,600	$5,965
Real estate and personal property taxes	469	349
Accrued distribution expenses	2,563	2,224
Other	236	198
Total accrued expenses	$4,868	$8,736

Note 13.    12.5 % Senior Secured Notes and Loans Payable

12.5% Senior Secured Notes

On July 15, 2019, the Company completed a private placement of up to $100,000 aggregate principal of its 12.5% Senior Secured Notes due 2025 (the “12.5% Notes”) and issued warrants for 2,000,000 shares of common stock (the “Warrants”), at $0.001 par value per share.

Upon closing of the indenture for the 12.5% Notes (the "Base Indenture"), the Company issued $70,000 of the 12.5% Notes (the “Initial Notes”) along with the Warrants and rights of first offer (the “First Offer Rights”) to the noteholders participating in this transaction.  Issuance of the Initial Notes and Warrants provided net proceeds of $66,082.

On November 3, 2020, the Company entered into the First Supplemental Indenture (the "First Supplemental Indenture" and, together with all other subsequent supplemental indentures and the Base Indenture, collectively, the "Indenture") by and among the Company and U.S. Bank National Association, as Trustee (the "Trustee") and Collateral Agent thereunder to the Base Indenture, by and between the Company and the Trustee. Under the Second Supplemental Indenture, the Company repaid $22,500 of its $70,000 outstanding 12.5% Notes from the upfront proceeds received under the Monetization Agreement. Further, the Company entered into an additional Purchase Agreement with its lenders whereby the Company issued in aggregate $4,000 of additional 12.5% Notes (the "Additional Notes") in lieu of paying a prepayment premium to two lenders on the early repayment of the 12.5% Notes discussed above. The result of these two transactions reduced the net balance of the Company's 12.5% Senior Notes outstanding in the aggregate to $51,500 at December 31, 2020, and such aggregate principal amount remains outstanding as of March 31, 2022. The $4,000 principal issuance will be repaid proportionally over the same maturities as the other 12.5% Notes. The Company also paid to one of its lenders a $2,250 premium as result of the early retirement of debt.

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

The First Supplemental Indenture contains a provision whereby, as the Company receives any cash proceeds from the Monetization Agreement, each noteholder has the right to require the Company to redeem all or any part of such noteholder's outstanding 12.5% Notes at a repurchase price in cash equal to 112.5% of the principal amount, plus accrued and unpaid interest. This repurchase offer is capped at 30% of the cash proceeds received by the Company as the contingent milestones are attained, if any, up through June 30, 2025. A valuation study was performed by an independent third party appraiser and updated as of March 31, 2022. Based on the valuation study, the put option was valued at $133, of which $33 has been recorded in Accrued expenses and $100 has been recorded in Other non-current liabilities. The embedded put option is deemed to be a derivative under ASC 815 Derivatives and Hedging, which requires the recording of the embedded put option at fair value and subject to remeasurement at each reporting period. In addition, as of the closing of this transaction, the Company issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of its common stock.

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

Table of Content
to such amount, contingent upon FDA approval of Libervant for U.S. market access. If and to the extent that the Company accesses these re-openers, it will grant warrants to purchase up to 714,000 shares of common stock, with the strike price calculated based on the 30-day volume weighted average closing price of the Company's common stock at the warrant grant date.

The 12.5% Notes provide a stated fixed interest rate of 12.5%, payable quarterly in arrears, with the initial quarterly principal repayment of 12.5% Notes due on September 30, 2021 and the final quarterly payment due at maturity on June 30, 2025. Principal payments are scheduled to increase annually from 10% of the face amount of the debt then outstanding during the first four quarters to 40% of the 12.5% Notes during the final four quarters. As of March 31, 2022, the Company recorded its principal payments as Loans payable, net on its Condensed Consolidated Balance Sheet.

A debt maturity table is presented below:

Remainder of 2022	$—
2023	18,025
2024	21,888
2025	11,587
Total	$51,500

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

On October 7, 2021, the Company entered into the Fourth Supplemental Indenture by and among the Company and U.S. Bank National Association, as Trustee (the “Trustee”) and collateral agent thereunder, to the Indenture, dated as of July 15, 2019 (the “Base Indenture” and, as supplemented by the First Supplemental Indenture, the Second Supplemental Indenture, and the Third Supplemental Indenture, the “Indenture”), by and between the Company and the Trustee in connection with the 12.5% Senior Secured Notes due 2025 of the Company (the “Notes”). Pursuant to the Fourth Supplemental Indenture, the amortization schedule for the Notes has been amended to provide for the date of the first amortization payment to be extended to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of the Notes or the interest payment obligation due under the Notes. In connection with the Fourth Supplemental Indenture, the Company entered into a Consent Fee Letter with the holders of the Notes (the “Consent Fee Letter”), pursuant to which the Company has agreed to pay the holders of the Notes an additional cash payment ("Consent Fee") of $2,700 in the aggregate, payable in four quarterly payments beginning May 15, 2022. The Company has recorded the current portion of the Consent Fee as Loans payable, current, and the long-term portion of the Consent Fee as Other non-current liabilities on its Consolidated Balance Sheet. Additionally, the Company recognized a loss on the extinguishment of debt of $13,822 for fees and expenses related to the Fourth Supplemental Indenture during the fourth quarter of 2021.

The Company capitalizes legal and other third-party costs incurred in connection with obtaining debt as deferred debt issuance costs and applies the unamortized portion as a reduction of the outstanding face amount of the related loan. Similarly, the Company amortizes debt discounts, such as those represented by warrants issued to its lenders, and offsets those as a direct reduction of its outstanding debt. Amortization expense arising from deferred debt issuance costs and debt discounts related to the 12.5% Notes for the three months ended March 31, 2022 were $4, while comparative amortization expenses for the three months ended March 31, 2021 were $1,152. Unamortized deferred debt issuance costs and deferred debt discounts totaled $39 and $43 as of March 31, 2022 and December 31, 2021, respectively.

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

Table of Content

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

The fair value of the respective warrants is treated as a debt discount, amortizable over the term of the respective warrants, with the unamortized 12.5% Notes portion applied to reduce the aggregate principal amount of the 12.5% Notes in the Company’s unaudited condensed balance sheet. Additionally, since the warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the warrants, except in the case of a “cash change in control”, the fair value attributed to the warrants is presented in Additional Paid-in Capital in Company’s unaudited condensed balance sheet. There were no warrants exercised during the three-months ended March 31, 2022 or 2021, respectively.

Note 15.    Sale of Future Revenue

On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through March 31, 2022 under the Monetization Agreement.

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

As royalties are remitted to Marathon from Sunovion, the collection of the royalty receivable and balance of the liability related to the sale of future revenue will be effectively repaid over the life of the agreement. In order to determine the amortization of the liability related to the sale of future revenue, the Company is required to estimate the total amount of future royalty and milestone payments to Marathon over the life of the Monetization Agreement and contingent milestone payments from Marathon to the Company. The sum of future royalty payments less the $50,000 in proceeds received and future contingent payments will be recorded as interest expense over the life of the Monetization Agreement. At execution, the estimate of this total interest expense resulted in an effective annual interest rate of approximately 24.9%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the life of the Monetization Agreement. The Company will periodically assess the estimated royalty and milestone payments to Marathon from Sunovion and contingent milestone payments from Marathon to the Company. To the extent the amount or timing of such payments is materially different from the original estimates, an adjustment will be recorded

Table of Content
prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty and milestone payments to Marathon from Sunovion, and correspondingly, the amount of interest expense recorded by the Company, most of which are not under the Company's control. Such factors include, but are not limited to, changing standards of care, the initiation of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in government health authority imposed restrictions on the use of products, significant changes in foreign exchange rates as the royalties remitted to Marathon are made in U.S. dollars (USD) while a portion of the underlying sales of KYNMOBI will be made in currencies other than USD, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenue and interest expense related to the sale of future revenue. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of March 31, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization Agreement.

The following table shows the activity of the liability related to the sale of future for the three months ended March 31, 2022:

Liability related to the sale of future revenue, net at December 31, 2021	$60,284
Royalties related to the sale of future revenue	(92)
Amortization of issuance costs	50
Interest expense related to the sale of future revenue	1,836
Liability related to the sale of future revenue, net (includes current portion of $1,732)	$62,078

Note 16.    Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares.

As a result of the Company’s net loss incurred for the three months ended March 31, 2022 and 2021, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations for the periods.  Therefore, basic and diluted net loss per share were the same for all periods presented as reflected below.

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(13,220)	$(14,672)
Denominator:
Weighted-average number of common shares – basic	41,465,798	35,563,275
Loss per common share – basic and diluted	$(0.32)	$(0.41)

As of March 31, 2022 and 2021, respectively, the Company’s potentially dilutive instruments included 5,259,847 and 3,905,192 options to purchase common shares and 166,700 and 13,491 unvested restricted stock units that were excluded from the computation of diluted weighted average shares outstanding because these securities had an antidilutive impact due to the losses reported. Similarly excluded as of March 31, 2022 and 2021, were potentially dilutive warrants for the purchase of 1,714,429 for both periods.

Note 17.    Share-Based Compensation

The Company recognized share-based compensation in its Condensed Consolidated Statements of Operations and Comprehensive Loss during 2022 and 2021 as follows:

Table of Content

	Three Months Ended March 31,
	2022	2021
Manufacture and supply	$48	$82
Research and development	169	232
Selling, general and administrative	696	1,193
Total share-based compensation expenses	$913	$1,507

Share-based compensation from:
Restricted stock units	$—	$38
Stock options	913	1,469
Employee stock purchase plan	—	—
Total share-based compensation expenses	$913	$1,507

Share-Based Compensation Equity Awards

The following tables provide information about the Company’s restricted stock unit and stock option activity during the three-month period ended March 31, 2022:

Restricted Stock Unit Awards (RSUs):	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2021	—	$—
Granted	166	$2.55
Vested	—	$—
Forfeited	—	$—
Unvested as of March 31, 2022	166	$—
Grant date fair value of shares vested during the period	$—
Unrecognized compensation costs as of March 31, 2022	$377

Stock Option Awards:	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding as of December 31, 2021	4,146	$7.28
Granted	1,125	$2.55
Exercised, Forfeited, Expired	(11)	$4.98
Outstanding as of March 31, 2022	5,260	$6.27
Vested and expected to vest as of March 31, 2022	5,047	$6.39
Exercisable as of March 31, 2022	2,496	$9.25

The fair values of stock options granted during the three months ended March 31, 2022 were estimated using the Black-Scholes pricing model based on the following assumptions:

Expected dividend yield	—%
Expected volatility	100%
Expected term (years)	6.1
Risk-free interest rate	2.0%

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2022 was $2.03. During the three-month period ended March 31, 2022, stock options were granted with an exercise price of $2.55 and

Table of Content
accordingly, given the Company’s share price of $2.61 at March 31, 2022, the intrinsic value provided by certain shares granted during this period was de minimus.

As of March 31, 2022, $5,098 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average period of 2.07 years from the date of grant.

As of March 31, 2022, $377 of unrecognized compensation expense related to unvested restricted stock units is expected to be recognized over a weighted average period of 2.94 years from the date of grant.

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

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three months ended March 31, 2022 and 2021, the Company recorded no income tax benefit from its pretax losses of $13,220 and $14,672.

The primary factor impacting the effective tax rate for the three and three months ended March 31, 2022 is the anticipated full year operating loss which will require full valuation allowances against any associated net deferred tax assets.

Note 19.    Contingencies

Litigation and Contingencies

From time to time, the Company has been and may again become involved in legal proceedings arising in the course of its business, including product liability, intellectual property, commercial litigation, or environmental or other regulatory matters.

Patent-Related Litigation

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Dr. Reddy’s Labs. S.A. and Dr. Reddy’s Labs., Inc.

On February 7, 2018, the Company and Indivior Inc. and Indivior UK Ltd. (collectively, “Indivior”) initiated a lawsuit against Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “Dr. Reddy’s”) asserting infringement of U.S. Patent No. 9,855,221 (the "221 patent”). On April 3, 2018, the Company and Indivior initiated a separate lawsuit against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,931,305 (the "’305 patent”). On May 29, 2018, the lawsuits regarding the ’221 and ’305 patents were consolidated which was originally initiated by Indivior against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,687,454 (the "’454 patent”). On February 19, 2019, the Court granted the parties’ agreed stipulation to drop the ’221 patent from the case. On January 8, 2020, the Court entered a stipulated order of non-infringement of the ’305 patent based on the Court’s claim construction ruling, and the Company and Indivior preserved the right to appeal the claim construction ruling. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

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

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Alvogen Pine Brook LLC,

Table of Content
On September 14, 2017, Indivior initiated a lawsuit against Alvogen Pine Brook LLC (“Alvogen”) asserting infringement of the ’454 patent. On February 7, 2018, the Company and Indivior filed an Amended Complaint, adding the Company as a plaintiff and asserting infringement of U.S. Patent No. 9,855,221 (the "’221 patent”). On April 3, 2018, the Company and Indivior initiated a separate lawsuit against Alvogen asserting infringement of the ’305 patent. On May 29, 2018, the cases were consolidated . On February 26, 2019, the Court granted the parties’ agreed stipulation to drop the ’221 patent from the case. On January 9, 2020, the Court entered a stipulated order of non-infringement of the ’305 patent based on the Court’s claim construction ruling, and the Company and Indivior preserved the right to appeal the claim construction ruling.

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

Antitrust Litigation

State of Wisconsin, et al. v. Indivior Inc., Reckitt Benckiser Healthcare (UK) Ltd., Indivior PLC, and MonoSol Rx, LLC,

Table of Content
On September 22, 2016, forty-one states and the District of Columbia, or the States, brought a lawsuit against Indivior and us in the U.S. District Court for the Eastern District of Pennsylvania alleging violations of federal and state antitrust statutes and state unfair trade and consumer protection laws relating to Indivior’s launch of Suboxone Sublingual Film in 2010 and seeking an injunction, civil penalties, and disgorgement. After filing the lawsuit, the case was consolidated for pre-trial purposes with the In re Suboxone (Buprenorphine Hydrochloride and Naloxone) Antitrust Litigation, MDL No. 2445, or the Suboxone MDL, a multidistrict litigation relating to putative class actions on behalf of various private plaintiffs against Indivior relating to its launch of Suboxone Sublingual Film. While the Company was not named as a defendant in the original Suboxone MDL cases, the action brought by the States alleges that the Company participated in an antitrust conspiracy with Indivior in connection with Indivior’s launch of Suboxone Sublingual Film and engaged in related conduct in violation of federal and state antitrust law. The Company moved to dismiss the States’ conspiracy claims, but by order dated October 30, 2017, the Court denied the Company's motion to dismiss. The Company filed an answer denying the States’ claims on November 20, 2017. Daubert motions were filed on September 28, 2020, and oppositions were filed on October 19, 2020. On February 19, 2021, the Court issued an order denying all Daubert motions. On March 8, 2021, Aquestive filed a motion for summary judgment, and briefing on summary judgment motions was completed on May 28, 2021. The hearing on Aquestive’s motion for summary judgment will be held on May 18, 2022. No trial date has yet been set. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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

On September 21, 2020, Centene Corporation (“Centene”) and other related insurance payors filed a similar lawsuit against us and Indivior in the Eastern District of Missouri. The counsel representing Humana is also representing Centene. On September 21, 2020, the Centene action was provisionally transferred to the Eastern District of Pennsylvania by the United States Judicial Panel on Multidistrict Litigation. On January 15, 2021, the Company filed a motion to dismiss the Centene and Humana complaints. The Court in the Eastern District of Pennsylvania dismissed all complaints against the defendants in these matters on July 22, 2021. On August 20, 2021, Centene and Humana appealed the decision to the U.S. Appeals Court for the Third Circuit (“Third Circuit”). Also, on August 20, 2021, Humana filed a complaint in state court in Kentucky, alleging the same causes of action previously filed in the federal case in the Eastern District of Pennsylvania. That state court action is stayed pending resolution of the federal appeal in the Third Circuit. The Third Circuit appeal is fully briefed and oral argument was held on March 31, 2022. The parties are awaiting a ruling from the Third Circuit on the appeal. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

California Litigation

Neurelis, Inc. v. Aquestive Therapeutics, Inc.

On December 5, 2019, Neurelis Inc. filed a lawsuit against us in the Superior Court of California, County of San Diego alleging the following three causes of action: (1) Unfair Competition under California Business and Professional Code § 17200 (“UCL”); (2) Defamation; and (3) Malicious Prosecution. Neurelis filed a First Amended Complaint on December 9, 2019, alleging the same three causes of action. The Company filed a Motion to Strike Neurelis’s Complaint under California’s anti-SLAPP (“strategic lawsuit against public participation”) statute on January 31, 2020, which Neurelis opposed. On August 6, 2020, the Court issued an order granting in part and denying in part the Company's anti-SLAPP motion. The Company filed a notice of appeal to the California Court of Appeal on September 1, 2020, and Neurelis filed a notice of cross-appeal on October 5, 2020. The Company filed its opening appeal brief on January 27, 2021, and briefing on the appeal ended on July 6, 2021. The Appeals Court held oral argument on the appeal on October 14, 2021, and issued its ruling on November 17, 2021. Under the ruling, the Court struck the entirety of the malicious prosecution claim and struck portions of the UCL and defamation claims. Aquestive filed a motion for attorney fees related to the anti-SLAPP motion on February 11, 2022. On April 12, 2022, Neurelis filed a Second Amended Complaint in response to the Court of Appeal's decision. The Second Amended Complaint also added a cause of action for Trade Libel. On May 3, 2022, Aquestive filed a "demurer" challenge to the sufficiency of the

Table of Content
allegations of the Second Amended Complaint. Oral argument on Aquestive's motion for attorney fees related to the anti-SLAPP motion and on the Second Amended Complaint and demurer challenge will be held on June 17, 2022. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Neurelis IPR Litigation

In the first quarter of 2019, Aquestive requested institution of three Inter Partes Reviews (“IPRs”) against Neurelis’ Orange Book method of treatment patent, US Patent No. 9,763,876 (‘876 Patent) for nasal administration of benzodiazepines (diazepam). The PTAB denied two of the requests and instituted the third request, which challenged all claims of the Neurelis ‘876 Patent. On August 6, 2020, the PTAB issued its final written decision finding all challenged claims of the ’876 Patent to be unpatentable. Neurelis appealed the decision to the U.S. Court of the Federal Circuit. On October 7, 2021, the Federal Circuit Court issued a per curium decision affirming the PTAB's final decision that the '876 Patent was unpatentable. The Federal Circuit Court issued a mandate closing the appeal period and an IPR Certificate was subsequently issued by the United States Patent and Trademark Office on January 21, 2022. No further appeals are available on this matter.

Federal Securities Class Action

Deanna Lewakowski v. Aquestive Therapeutics, Inc., et al.

On March 1, 2021, a securities class action lawsuit was filed in the United States District Court of the District of New Jersey alleging that the Company and certain of its officers engaged in violations of the federal securities laws relating to public statements made by the Company regarding the FDA approval of Libervant. Following the court’s appointment of a lead plaintiff, an amended complaint was filed by the plaintiffs on June 25, 2021. Defendants filed a motion to dismiss on August 16, 2021, which became fully briefed as of November 1, 2021. There is no date set for a hearing on the motion to dismiss and no trial date has yet been set. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Shareholder Derivative Litigation

Loreen Niewenhuis v. Keith Kendall, et al.

On December 15, 2021, a purported Aquestive shareholder instituted a derivative action captioned Loreen Niewenhuis v. Keith Kendall, et al. in the United States District Court for the District of New Jersey, purportedly on behalf of the Company, against certain current and former officers and directors of the Company. The case was designated as related to the pending federal securities class action Deanna Lewakowski v. Aquestive Therapeutics, Inc., referenced above, and accepted by the same judge presiding over the class action. The complaint in this matter alleges claims for breach of fiduciary duty and contribution. The factual allegations that form the basis of these claims are similar to the disclosure-related allegations asserted in the class action. On April 4, 2022, the Plaintiff filed an amended complaint asserting the same claims against the same defendants. The Company filed a motion to dismiss the amended complaint on April 25, 2022. Plaintiff’s opposition brief is due May 25, 2022, and the Company’s reply brief is due June 27, 2022. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Note 20.    Subsequent Events

Continued Utilization of the At-The-Market Facility

The Company continued utilization of its At-The-Market facility from April 1 through April 30, 2022 and sold 318,156 shares which generated net proceeds of approximately $505.

Lincoln Park Purchase Agreement

On April 12, 2022, the Company entered into a purchase agreement ("Lincoln Park Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), which provides that, upon the terms and subject to the conditions and limitations set forth in the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of its common stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. Concurrently with entering into the Lincoln Park Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which the Company agreed to register the sale of the shares of its common stock that have been and may be issued to Lincoln Park under the Lincoln Park Purchase Agreement pursuant to its existing shelf registration statement on Form S-3 or a new registration statement. Lincoln Park has covenanted under the

Table of Content
Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company's common stock.

Since inception through April 30, 2022, the Company issued 403,982 shares which generated sale proceeds of approximately $707 in connection with the Lincoln Park Purchase Agreement.

Haisco Receivable

The Company entered into a License, Development and Supply Agreement with Haisco Pharmaceutical Group Co., Ltd., a Chinese limited company listed on the Shenzhen Stock Exchange ("Haisco") effective as of March 3, 2022 ("Haisco Agreement") pursuant to which Aquestive granted Haisco an exclusive license to develop and commercialize Exservan™ (riluzole oral film) for the treatment of amyotrophic lateral sclerosis, or ALS (“Exservan) in China and Aquestive will serve as the exclusive sole manufacturer and supplier for Exservan in China. Pursuant to the Haisco License Agreement, Haisco has been appointed to serve as Aquestive’s agent for matters relating to the commercialization of Exservan in China, including obtaining approval to market and sell ("Marketing Authorization") Exservan in China. Subsequent to the execution of the Haisco Agreement in March 2022, the Chinese equivalent of the FDA (the "NMPA") raised an issue regarding the named holder of the U.S. New Drug Application (NDA) for Exservan in relation to the application for Marketing Authorization of Exservan in China. It is not clear whether the NMPA will require that Aquestive be the holder of the NDA in order to approve the Marketing Authorization for Exservan in China, or whether the NMPA will find that Aquestive's qualifications as the exclusive licensor, manufacturer and innovator of Exservan will be sufficient for the NMPA to approve Aquestive as the drug sponsor for Exservan in China and grant the Marketing Authorization for Exservan in China. Prior to entering into the Haisco Agreement, the Company had assigned the NDA for Exservan to another third-party in connection with a license agreement in the U.S. for Exservan and is not currently the named holder of the NDA. The Company is collaborating with Haisco to resolve this issue with the NMPA. As a result of this issue, the Company has not received the $7,000 upfront payment due from Haisco under the Haisco Agreement and expects to agree with Haisco to extend the period of time under which Haisco is obligated to make said upfront payment consistent with the decision of the NMPA on this issue, or as otherwise agreed to by the Company and Haisco.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section in conjunction with our unaudited condensed interim consolidated financial statements and related notes included in Part I Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2021 and 2020 included in our 2021 Annual Report on Form 10-K. All dollar amounts are stated in thousands except for share data.

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

These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of Libervant™, AQST-109 and AQST-108 through the regulatory and development pipeline; the focus on growing our commercial sales of Sympazan® and continuing to manufacture Suboxone®, Exservan® and other licensed products; the ability to address the concerns identified in the FDA's Complete Response Letter dated September 25, 2020 regarding the New Drug Application ("NDA") for Libervant and obtain FDA approval of Libervant for U.S. market access; the ability to obtain approval from the NMPA of the Marketing Authorization for the sale of Exservan in China and the related risk of receiving payments under the Haisco Agreement; clinical trial timing and plans for AQST-109 and AQST-108; the ability to fund our business operations; and business strategies, market opportunities, and other statements that are not historical facts. These forward-looking statements are also subject to the uncertain impact of the COVID-19 global pandemic on our business including with respect to our clinical trials including site initiation, patient enrollment and timing and adequacy of clinical trials; on regulatory submissions and regulatory reviews and approvals of our product candidates; pharmaceutical ingredients and other raw materials supply chain, manufacture and distribution; sale of and demand for our products; our liquidity and availability of capital resources, customer demand for our products and services; customers' ability to pay for goods and services; and ongoing availability of an appropriate labor force and skilled professionals. Given these uncertainties, we are unable to provide assurance that operations can be maintained as planned prior to the COVID-19 pandemic.

Table of Content
These forward-looking statements are also based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Such risks and uncertainties include, but are not limited to, risks associated with our development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials; risk of delays in regulatory advancement through the FDA of Libervant and our other drug candidates or failure to receive approval, including the failure to receive orphan drug exclusivity; risk of our ability to demonstrate to the FDA “clinical superiority” within the meaning of the FDA regulations of Libervant relative to FDA-approved diazepam rectal gel and nasal spray products including by establishing a major contribution to patient care within the meaning of FDA regulations relative to the approved products as well as risks related to other potential pathways or positions which are or may in the future be advanced to the FDA to overcome the seven year orphan drug exclusivity granted by the FDA for the approved nasal spray product of a competitor in the U.S. and there can be no assurance that we will be successful; risk that a competitor obtains FDA orphan drug exclusivity for a product with the same active moiety as any of our other drug products for which we are seeking FDA approval and that such earlier approved competitor orphan drug blocks such other product candidates in the U.S. for seven years for the same indication; risk in obtaining market access for Libervant and our other product candidates for other reasons; risk inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations) and the related risk of the failure to obtain such approval on our ability to access additional funding under the 12.5% Notes; risks and uncertainties concerning the revenue stream from the monetization of our royalty rights for the product KYNMOBI®, as well as the achievement of royalty targets worldwide or in any jurisdiction and certain other commercial targets required for contingent payments under the KYNMOBI monetization transaction; risk of development of our sales and marketing capabilities; risk of sufficient capital and cash resources, including access to available debt and equity financing, including under the Company's ATM and the Lincoln Park Purchase Agreement, and revenues from operations, to satisfy all of our short-term and longer-term cash requirements and other cash needs, at the times and in the amounts needed; risk of failure to satisfy all financial and other debt covenants and of any default; short-term and long-term liquidity and cash requirements, cash funding and cash burn; risk related to government claims against Indivior for which we license, manufacture and sell Suboxone® and which accounts for the substantial part of our current operating revenues; risks related to the outsourcing of certain marketing and other operational and staff functions to third parties; risk of the rate and degree of market acceptance of our product and product candidates; the success of any competing products including generics, risk of the size and growth of our product markets; risk of compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to our products; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business including relating to our products and products candidates and product pricing, reimbursement or access therefore; risk of loss of significant customers; risks related to claims and legal proceedings including patent infringement, securities, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; the COVID-19 pandemic and its impact on our business; uncertainties related to general economic, political, business, industry, regulatory and market conditions and other unusual items; and other uncertainties affecting us including those described in the "Risk Factors" section and in other sections included in this Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q, and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC).  Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made.  All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update forward-looking statements, or outlook or guidance after the date of this Quarterly Report on Form 10-Q whether as a result of new information, future events or otherwise, except as may be required by applicable law.  Readers should not rely on the forward-looking statements included in this Quarterly Report on Form 10-Q as representing our views as of any date after the date of the filing of this Quarterly Report on Form 10-Q whether as a result of new information, future events or otherwise, except as may be required by applicable law.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in the risk factors of our 2021 Annual Report on Form 10-K.

Overview

We are a pharmaceutical company advancing medicines to solve patients’ problems with current standards of care and provide transformative products to improve their lives. We are developing orally administered products to deliver complex molecules, providing novel alternatives to invasive and inconvenient standard of care therapies. Aquestive has five commercialized products on the U.S. market, four licensed products and one stand-alone proprietary product to date, Sympazan® (clobazam) oral film for the treatment of seizures associated with Lennox-Gastaut Syndrome. Our licensees market their products in the U.S. and around the world. The Company also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. The Company is advancing a late-stage proprietary product pipeline focused on treating

Table of Content
diseases of the central nervous system, or CNS, and an earlier stage pipeline for the treatment of severe allergic reactions, including anaphylaxis. Our production facilities are located in Portage, Indiana, and our corporate headquarters, sales and commercialization operations and primary research laboratory facilities are based in Warren, New Jersey.

We manufacture licensed and proprietary products at our FDA, Australian Government Department of Health's Therapeutics Goods Administration, or TGA, and Drug Enforcement Agency, or DEA, inspected facilities and anticipate that our current manufacturing capacity is sufficient for commercial quantities of our products and product candidates currently in development. Not all collaborative or licensed products of the Company that may be commercially launched in the future will necessarily be manufactured by us, such as the case with KYNMOBI®.

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

•Libervant™ – a buccally, or inside of the cheek, administered soluble film formulation of diazepam is our most advanced proprietary investigational product candidate. Aquestive is developing Libervant as an alternative to device-dependent rescue therapies currently available to patients with refractory epilepsy, which are a rectal gel and nasal sprays. In late September 2020, we received a complete response letter ("CRL") from the FDA focusing on doses tested in certain weight groups. At a Type A meeting with the FDA in November 2020, the FDA confirmed that the issues identified in the CRL may be addressed by utilizing modeling and simulations for an updated dosing regimen. We submitted a revised weight-based dosing regimen with modeling and simulations in December 2020. In February 2021, the FDA provided feedback on the December 2020 submission which provided clarity regarding the information that the Agency expected to see in our population pharmacokinetic ('PK") model and the presentation of safety data as it relates specifically to the patient population included in the studies. In June 2021, we resubmitted our New Drug Application ("NDA") to the FDA. In July 2021, the FDA accepted our resubmission filing of the NDA and assigned a Prescription Drug User Fee Act ("PDUFA") target goal date of December 23, 2021. In addition to responding to a number of information requests, the FDA concluded a Postmarketing Adverse Drug Experience (PADE) reporting audit, requested and received additional information about the patent coverage for the product, approved for use the trade name for Libervant, and made recommendations for changes in language related to our packaging. We also completed labeling negotiations of the prescribing information and no additional information was required by the FDA from the Company. Concurrently, we spoke with the FDA Office of Orphan Products Development ("OOPD") and provided additional information supplementing our original correspondence to OOPD. On December 20, 2021, we received notification from the FDA that it was not ready to act by the PDUFA date of December 23, 2021 for the Company’s NDA for Libervant and was unable to provide an estimate of the timing of an expected action. Subsequent to the FDA notification, we have had several interactions with the Agency. The Center for Drug Evaluation and Research ("CDER") indicated in correspondence to the Company that CDER had finished its review of the NDA submission and did not require additional information from the Company at this time and that it is actively engaged with other groups in the Agency to reach a decision on the Company's NDA for Libervant based on the regulatory issues related to the approvability of the application. Based on our communications with the Agency, we believe that the regulatory issues at hand are related to orphan drug exclusivity, which are being reviewed by OOPD and the Office of Chief Counsel. The Agency did not provide a timeline or commitment for resolution but reiterated that the Agency did not require additional information from the Company at this time. We appreciate the complexity of the related issues and are prepared to respond to the Agency, if and when needed. We continue to believe that we have provided a strong set of facts supporting a decision by the FDA of clinical superiority to prior approved drugs in that Libervant represents a major contribution to patient care as compared to the device driven rectal and nasal spray alternatives. Preparations are advancing with payer and sales force planning underway for the commercial launch of Libervant, if approved by the FDA for U.S. market access, as soon as possible after approval. We anticipate that capital available within our existing debt facility will be available to support the launch of this product, if approved by the FDA for U.S. market access. However, overcoming the orphan drug marketing exclusivity is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such marketing exclusivity and approve Libervant for U.S. market access. Further, there can be no assurance that a

Table of Content
competitor will not obtain other FDA marketing exclusivity that blocks U.S. market access for Libervant. Any failure to obtain FDA approval to demonstrate clinical superiority or obtain U.S. market access for Libervant would have a material adverse effect on our business, financial condition and results of operations in 2022 and later. More details on this product approval are described in the “Competition” section of Item I. Business of our 2021 Annual Report on Form 10-K.

Complex Molecule Portfolio

We have also developed a proprietary pipeline of complex molecule-based product candidates as alternatives to invasively administered standard of care injectable therapeutics addressing large market opportunities beyond CNS indications.

The active programs in our complex molecule pipeline portfolio are:

•AQST-109 – the first and only orally delivered epinephrine product candidate that has shown clinical results comparable to autoinjectors (such as EpiPen® and Auvi-Q®) for the emergency treatment of allergic reactions, including anaphylaxis. Epinephrine is the standard of care in the treatment of anaphylaxis and is currently administered via intramuscular injection including auto-injectors, such as EpiPen® and Auvi-Q®, which require patients or caregivers to inject epinephrine into their thighs during an emergency allergic reaction. As a result of this route of administration, many patients and their caregivers are reluctant to use currently available products. However, AQST-109 would, if approved by the FDA, allow a patient to simply place a dissolvable strip, approximately the size and weight of a postage stamp, under the tongue, providing an appropriate medication where it is needed, when it is needed and in a form preferred by patients.

We completed a first-in-human Phase 1 clinical trial for AQST-109 in Canada. This Phase 1 randomized, single-ascending dose study was performed in order to assess the safety, tolerability, and pharmacologic profile of AQST-109. On February 25, 2022, we reported positive topline data from Part 1 of our crossover study of AQST-109, EPIPHAST, a randomized, open-label, three-part adaptive design, crossover study in healthy adult subjects comparing the pharmacokinetics and pharmacodynamics of epinephrine delivered via AQST-109 oral film compared to intramuscular injection of epinephrine. The EPIPHAST study was also conducted in Canada. In Part 1 of the EPIPHAST study, multiple oral film formulations and dosage strengths of AQST-109 were evaluated. The lead formulation of AQST-109 has shown clinically meaningful blood concentrations when delivered in two different physical configurations, with a median Tmax of 13.5 minutes and 22.5 minutes, respectively. Part 1 also showed arithmetic mean maximum concentrations (Cmax) of 771 pg/mL and 580 pg/mL for the two configurations, or geometric mean Cmax values of 258pg/mL and 268pg/mL for the two configurations, respectively. These geometric mean Cmax and median Tmax values are consistent with those previously reported for approved injectable epinephrine devices such as EpiPen®. Under the EPIPHAST study, the healthy volunteers were also exposed to a 0.5mg intramuscular injection (IM) of epinephrine, allowing for a comparison with the pharmacokinetics, safety, and tolerability of the higher end of the approved dosage range of epinephrine, consistent with guidance received from the FDA in a written response to our Investigational New Drug Application (IND) for AQST-109. The findings show that these two configurations of the selected AQST-109 formulation can deliver clinically meaningful blood concentrations of epinephrine sooner than that observed with the higher dose of epinephrine IM injection, and in line with existing epinephrine autoinjectors. In addition, dosing with AQST-109 resulted in changes in blood pressure and heart rate that were comparable to epinephrine auto-injectors. The EPIPHAST trial indicated that treatment was well tolerated, with no serious adverse events, significant medical events, or treatment-related severe adverse events reported. On February 24, 2022, the FDA cleared our IND, allowing for clinical investigation of AQST-109 in the U.S. The FDA confirmed that 505(b)(2) approval pathway is acceptable for the development of AQST-109. The FDA granted Fast Track designation in March 2022 to AQST-109 for the emergency treatment of allergic reactions, including anaphylaxis.

In April 2022, we reported positive topline results from Part 2 of the EPIPHAST study for AQST-109. Part 2 is a randomized, crossover design comparing AQST-109 12mg to epinephrine IM 0.3mg. Utilizing a replicate crossover design, Part 2 confirmed in a larger population of 24 healthy subjects the key pharmacokinetic (PK) and pharmacodynamic measures observed in Part 1 of the EPIPHAST study and the first-in-human PK study. The median time to maximum concentration (Tmax) was observed to be 15 minutes for AQST-109, compared to 50 minutes for the epinephrine 0.3mg intra-muscular (IM) injection.

Aquestive commenced Part 3 of the EPIPHAST study for its AQST-109 in April 2022 and expects to complete Part 3 by the end of the second quarter 2022. The purpose of Part 3 is to continue to study the administration of the film under a variety of conditions and further characterize its pharmacokinetics, pharmacodynamics, and safety.

Aquestive plans to conduct one additional study with AQST-109 before its end of phase 2 meeting, anticipated later in the year, based on feedback received from the FDA to its pre-IND meeting, This study will be designed as a repeat dosing EpiPen comparative study and will be conducted during the third quarter 2022. This study will be designed to

Table of Content
show the direct comparison of AQST-109 to EpiPen. We expect to move forward with the manufacture of registration batche, have an additional meeting with the FDA and, based on those studies, begin pivotal studies of AQST-109 by the end of 2022.

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

Licensed Commercial Products and Product Candidates

Our portfolio also includes products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the years ended December 31, 2021 and 2020, our licensed product portfolio generated $42.3 million and $40.2 million in revenue to Aquestive, respectively. Those products include:

•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone Sublingual Film was launched by our licensee, Indivior Inc., or Indivior, in 2010. Suboxone is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone Sublingual Film and have produced over 2.2 billion doses of Suboxone since its launch in 2010. As of March 31, 2022, Suboxone branded products retain approximately 40% film market share as generic film-based products have penetrated this market. We have filed patent infringement lawsuits against certain companies relating to generic film-based products for buprenorphine-naloxone. More details regarding these lawsuits are described in the unaudited financial statements, Note 19. Contingencies, contained herein.

•ExservanTM (riluzole) – an oral film formulation of riluzole, has been developed for the treatment of amyotrophic lateral sclerosis (ALS). We believe that Exservan can bring meaningful assistance to patients who are diagnosed with ALS and face difficulties swallowing traditional forms of medication. Exservan was approved by the FDA on November 22, 2019. During the fourth quarter of 2019, we announced the grant of a license to Zambon S.p.A. ("Zambon") for the development and commercialization of Exservan in the European Union (EU) for the treatment of ALS. Zambon is a multinational pharmaceutical company with a focus on the CNS therapeutic area. Under the terms of the license agreement with Zambon, an upfront payment was paid to Aquestive for the development and commercialization rights of Exservan in the EU, and Aquestive will be paid development and sales milestone payments and low double-digit royalties on net sales of the product in the EU. Zambon is responsible for the regulatory approval and marketing of Exservan in the countries where Zambon seeks to market the product, and Aquestive will be responsible for the development and manufacture of the product.

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

Table of Content
In March 2022, we announced the grant of an exclusive license to Haisco Pharmaceutical Group Co., Ltd. ("Haisco") for Haisco to develop and commercialize Exservan for the treatment of ALS in China. Haisco Pharmaceutical Group is a China-based public pharmaceutical company. Haisco will lead the regulatory and commercialization activities for Exservan in China. Aquestive will serve as the exclusive sole manufacturer and supplier for Exservan in China. Under the Haisco Agreement, Haisco is obligated to pay Aquestive an upfront cash payment, regulatory milestone payments, and double-digit royalties on net sales of Exservan in China and Aquestive will earn manufacturing revenue on the sale of Exservan in China as the exclusive supplier of Exservan in China. See Note 20 for details.

•KYNMOBI®– a sublingual film formulation of apomorphine, which is a dopamine agonist, was developed to treat episodic off-periods in Parkinson’s disease. We licensed our intellectual property to Cynapsus Therapeutics, Inc., a company that was acquired by Sunovion Pharmaceuticals Inc., or Sunovion, for the commercialization of KYNMOBI under an Agreement dated April 1, 2016, as amended (the "Sunovion License Agreement"). KYNMOBI was approved by the FDA on May 21, 2020 and commercially launched by Sunovion in September 2020. On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. We received an aggregate amount of $50,000 through March 31, 2022 under the Monetization Agreement. Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential gross proceeds under the Monetization Agreement of $125,000. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of March 31, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement.

•Zuplenz – an oral soluble film formulation of ondansetron, a 5-HT antagonist, was developed for the treatment of nausea and vomiting associated with chemotherapy and post-operative recovery. Ondansetron is available as branded and generic products as intravenous injections, intramuscular injections, orally dissolving tablets, oral solution tablets, and film. We licensed commercial rights for Zuplenz to Hypera in Brazil. We licensed commercial rights for Zuplenz to Fortovia Therapeutics Inc. (previously Midatech Pharma PLC, "Fortovia") in the United States, Canada, and China. Fortovia launched Zuplenz in the United States in 2015. We had been the sole and exclusive manufacturer of Zuplenz for Fortovia. On August 31, 2020 Fortovia filed a Chapter 11 bankruptcy proceeding in the Bankruptcy Court for the Eastern District of North Carolina. On January 29, 2021, the Bankruptcy Court approved an agreement pursuant to which the license and supply agreement between Aquestive and Fortovia was terminated, and all rights to commercialize Zuplenz returned to us, effective January 30, 2021. While not expected to be a material product for us, we are seeking a new partner to commercialize Zuplenz in the United States.

•AzstarysTM – an FDA-approved, once-daily product for the treatment of attention deficit hyperactivity disorder (ADHD) in patients age six years or older. AZSTARYS consists of serdexmethylphenidate, KemPharm’s prodrug of d-methylphenidate (d-MPH), co-formulated with immediate release d-MPH. In March 2012, the Company entered into an agreement with KemPharm, Inc. (“KemPharm”), to terminate a Collaboration and License Agreement entered into by the Company and KemPharm in April 2011. Under this termination arrangement, the Company has the right to participate in any and all value that KemPharm may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving KemPharm and collaborations, royalty arrangements, or other transactions from which KemPharm may realize value from these compounds. During September 2019, the Company received $1,000 from its 10% share of milestone payments paid to KemPharm, under its licensing of KP-415 and KP-484 to a third party. The Company also received payment of $500 under this arrangement, which was included in License and royalty revenues for the year ended December 31, 2020, in connection with the FDA's acceptance of a New Drug Application ("NDA") filing for KP-415. On March 2, 2021, KemPharm announced FDA approval of KP 415 (AZTARYSTM) a new once-daily treatment for ADHD. For the year ended December 31, 2021, the Company received payment of $2,000 under this arrangement, which was included in License and royalty revenues.

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

Table of Content
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

Critical Accounting Policies and Use of Estimates

There have been no material changes to our critical accounting policies and use of estimates as previously disclosed in our 2021 Annual Report on Form 10-K.

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

Table of Content

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

Table of Content
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

We expect to continue to seek to rationalize and manage costs to reflect the declining production volumes of Suboxone.  We reduced the cost of manufacturing and supply in late 2019 and continued throughout 2020 and in 2021 in order to recognize the declining volume of Suboxone that will continue declining in 2022. We expect our manufacture and supply costs and expenses to decrease over the next several years due to the decline in Suboxone volumes as the generics in that market continue to take market share, modestly offset by the commercialization of our proprietary product, Sympazan launched in December 2018.  In addition to our proprietary products coming online, we may add licensee products which may need additional resources to manufacture.  If such growth should occur for higher volume product opportunities such as Suboxone, we would incur increased costs associated with hiring additional personnel to support the increased manufacturing and supply costs arising from higher manufactured volumes from proprietary and licensed products.

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

Table of Content
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

Royalties and Interest Expense related to the Sale of Future Revenue

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone, and recorded these payments as a liability related to the sale of future revenue that will be amortized using the effective interest method over the life of the Monetization Agreement.. Although we sold all of our rights to receive royalties and milestones, as a result of our ongoing obligations related to the generation of these royalties, we will account for these royalties as revenue. We have received an aggregate amount of $50,000 through March 31, 2022 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of March 31, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement.

During the second quarter of 2020, under the Sunovion License Agreement, we recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the eight $1,000 annual minimum guaranteed royalty that is due. In connection with the Monetization Agreement, we performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded that the receivable was not transferred. See Note 15 for further detail on the sale of future revenue.

Interest Income and other income (expense), net

Interest income and other income (expense), net consists of earnings derived from an interest-bearing account and other miscellaneous income and expense items.  The interest-bearing account has no minimum amount to be maintained in the account nor any fixed length of period for which interest is earned.

Table of Content
Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenues:

The following table sets forth our revenue data for the periods indicated.

	Three Months Ended March 31,		Change
(In thousands, except %)	2022	2021	$	%
Manufacture and supply revenue	$9,171	$6,511	$2,660	41%
License and royalty revenue	506	2,361	(1,855)	(79)%
Co-development and research fees	403	438	(35)	(8)%
Proprietary product sales, net	2,190	1,812	378	21%
Total revenues	$12,270	$11,122	$1,148	10%

For the three months ended March 31, 2022, total revenues increased 10% or $1,148 compared to same period in the prior year. The increase was primarily due to higher manufacturing and supply revenue as well as proprietary product revenue.

Manufacture and supply revenue increased 41% or $2,660 for the three months ended March 31, 2022 compared to the same period in the prior year. This increase was due to higher Suboxone manufacturing volume.

License and royalty revenue decreased 79% or $1,855 for the three months ended March 31, 2022 compared to the same period in the prior year. This decrease was primarily due to the remaining deferred revenue from the terminated license and supply agreement with Fortovia Therapeutics Inc. that was recognized in 2021 and did not reoccur in 2022.

Co-development and research fees decreased 8% or $35 for the three months period ended March 31, 2022 compared to the same period in the prior year. The decrease was driven by the timing of the achievement of research and development performance obligations and are expected to fluctuate from one reporting period to the next.

Proprietary product sales, net increased 21% or $378 for the three months ended March 31, 2022 compared to the same period in the prior year. The increase was due to a steady rise in acceptance with the medical and patient communities over time which led to increased prescriptions for Sympazan, our proprietary product.

Expenses and Other:

	Three Months Ended March 31,		Change
(In thousands, except %)	2022	2021	$	%
Manufacture and supply	$4,214	$2,757	$1,457	53%
Research and development	4,773	3,659	1,114	30%
Selling, general and administrative	13,021	13,231	(210)	(2)%
Interest expense	1,618	2,761	(1,143)	(41)%
Interest expense related to the sale of future revenue, net	1,861	3,334	(1,473)	(44)%
Interest and other expense, net	3	52	(49)	(94)%

Manufacture and supply costs and expenses increased 53% or $1,457 for the three months ended March 31, 2022 compared to the same period in the prior year. The increase in manufacture and supply costs was due to volume growth of Suboxone.

Research and development expenses increased 30% or $1,114 for the three months ended March 31, 2022 compared to the same period in the prior year. Research and development expenses are driven primarily by the timing of clinical trial and other product development activities associated with our pipeline.

Table of Content

Selling, general and administrative expenses decreased 2% or $210 for the three months ended March 31, 2022 as compared to the same period in the prior year. The decrease was driven by lower sales and marketing costs and share-based compensation expense.

Interest expense decreased 41% for the three months ended March 31, 2022 compared to the same period in the prior year. The decrease was driven by a loss on the extinguishment of debt that was recognized in connection with the Fourth Supplemental Indenture to the 12.5 % Senior Secured Notes during the fourth quarter of 2021, which resulted in a lower net carrying value of debt in 2022.

Interest expense related to the sale of future revenue, net was $1,861 for the three months ended March 31, 2022. This amount is due to the accounting associated with the sale of future revenue related to KYNMOBI® sold to Marathon on November 3, 2020 and does not represent a monetary obligation or cash outflow at any time during the life of the transaction. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of March 31, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement. This current forecast resulted in a decrease to the interest expense related to the sale of future revenue. See Note 15 for details.

Interest and other expense, net decreased $49 for the three months ended March 31, 2022 compared to the same period in the prior year. This was due to the fair value adjustment of the put option related to the 12.5% Notes. See Note 13 for details.

Liquidity and Capital Resources

Sources of Liquidity

The Company's on-going business, existing cash and equivalents, expense management activities as well as access to the equity capital markets, including through our ATM facility and under the Lincoln Park Purchase Agreement, potentially provide near term funding opportunities for the Company. In addition, there is up to $30,000 available under the existing debt facility upon approval of Libervant by the FDA for U.S. market access. We had $14,736 in cash and cash equivalents as of March 31, 2022. However, the Company’s ability to fund the execution of our business objectives cannot be assured.

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through March 31, 2022 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of March 31, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement.

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

Table of Content
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

In 2019, we established an “At-The-Market” (ATM) facility pursuant to which we may offer up to $25,000 of shares of common stock. In the first quarter of 2021, we filed a prospectus supplement to offer up to an additional $50,000 of shares of common stock under the ATM facility. Since inception to March 31, 2022, we sold 7,873,071 shares which generated net cash proceeds of approximately $37,131, net of commissions and other transaction costs of $1,826. For the three months ended March 31, 2022, we sold 391,652 shares which provided net proceeds of approximately $1,298, net of commissions and other transaction costs of $62. This ATM facility has approximately $36,043 available at March 31, 2022.

On April 12, 2022, we entered into the Lincoln Park Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations under the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of our common stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. Concurrently with entering into the Lincoln Park Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Lincoln Park Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock.

Cash Flows

Three Months Ended March 31, 2022 and 2021

(in thousands)	2022	2021
Net cash (used for) operating activities	$(14,482)	$(14,097)
Net cash (used for) investing activities	(104)	(103)
Net cash provided by financing activities	1,298	9,891
Net decrease in cash and cash equivalents	$(13,288)	$(4,309)

Net Cash (Used for) Operating Activities

Net cash used for operating activities for the three months ended March 31, 2022 increased by $385 compared to the same period in the prior year. The increase was related to lower non-cash operating expenses of $3,499, offset by changes in operating assets and liabilities of $1,662 and a lower net loss of $1,452. The lower non-cash operating expenses were primarily due to increases in interest expense related to sale of future revenue ($1,466) and amortization of debt issuance costs ($1,144). The change in operating assets and liabilities was primarily due to timing of payments, increased deferred revenue related to a License, Development and Supply Agreement that we entered into with Haisco, offset by higher trade and other receivables due to increased revenue.

Net Cash (Used for) Investing Activities

Net cash used for investing activities for the three months ended March 31, 2022 increased by $1 compared to the same period in the prior year. The use of cash was related to capital expenditures.

Net Cash (Used for) Financing Activities

Net cash provided for financing activities for the three months ended March 31, 2022 decreased by $8,593 compared to the same period in the prior year. The decrease was due to less share purchase proceeds under the ATM facility in 2022.

Table of Content
Funding Requirements

The Company's on-going business, existing cash and equivalents, expense management activities as well as access to the equity capital markets, including through our ATM facility and under the Lincoln Park Purchase Agreement, potentially provide near term funding opportunities for the Company. In addition, there is up to $30,000 available under the existing debt facility upon the approval of Libervant by the FDA for U.S. market access. We can provide no assurance that any of these sources of funding, either individually or in combination, will be available on reasonable terms, if at all, or sufficient to fund our business objectives. In addition, we may be required to utilize available financial resources sooner than expected. We have based our expectation on assumptions that could change or prove to be inaccurate, due to unrelated factors including factors arising in the capital markets, asset monetization markets, regulatory approval process, including the approval of Libervant by the FDA for U.S. market access, and regulatory oversight and other factors. Key factors and assumptions inherent in our planned continued operations and anticipated growth include, without limitation, those related to the following:

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

•our ability to issue up to $30,000 in additional 12.5% Notes, which is contingent upon approval of Libervant by the FDA for U.S. market access;

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

•absence of significant unforeseen cash requirements;

•our ability to access funding through the Company's ATM facility and under the Lincoln Park Purchase Agreement; and

•our ability to collect the upfront payment due from Haisco.

We expect to continue to manage business costs to appropriately reflect the anticipated general decline in Suboxone revenue, the marketing and sales costs related to Sympazan, the proceeds from the KYNMOBI Monetization Agreement, and other external resources or factors affecting our business including, if available, any future potential issuances of additional

Table of Content
12.5% Notes under the Indenture, net proceeds or future equity financing, other future access to the capital markets or other potential available sources of liquidity, as well as the uncertainties associated with the coronavirus pandemic. In doing so, we plan to continue to focus on the core drivers of value for our stockholders, including, more importantly, continued investments in our ongoing product development and planned commercialization activities in support of Libervant, AQST-109 and AQST-108. Until profitability is achieved, if at all, additional capital and/or other financing or funding will be required, which could be material, to further advance the development and commercialization of Libervant, AQST-109 and AQST-108, if approved by the FDA for U.S. market access, and to meet our other cash requirements, including debt service. We plan to conservatively manage our pre-launch spending as to both timing and level relating to Libervant, including cost rationalization associated with marketing and selling Sympazan. In this regard, absent spending on launch activities for Libervant, we expect to continue to spend similar or less on commercialization in 2022 compared to 2021. Even as such, we expect to incur losses and negative cash flows for the foreseeable future and, therefore, we expect to be dependent upon external financing and funding to achieve our operating plan.

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

Table of Content
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

As of March 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

For more information on Legal Proceedings, see Part I Item I. Financial Statements (Unaudited), Note 19. Contingencies.

Item 1A.    Risk Factors

You should carefully review and consider the information regarding certain risks and uncertainties facing the Company that could have a material adverse effect on the Company’s business prospects, financial condition, results of operations, liquidity and available capital resources set forth in Part I, Item 1A of the Company’s 2021 Annual Report on Form 10-K.

We will need substantial additional capital to fund our operations, which may not be available on acceptable terms, if at all.

The Company’s cash requirements for 2022 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of our products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of March 31, 2022, we had $14.7 million of cash and cash equivalents.

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

Table of Content
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

On October 7, 2021, we entered into the Fourth Supplemental Indenture in connection with the 12.5% Notes. Pursuant to the Fourth Supplemental Indenture, the amortization schedule for the 12.5% Notes has been amended to provide for the date of the first amortization payment to be extended to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of June 30, 2025 or the interest payment obligation due under the Notes. In 2019, we established an “at-the-market” (ATM) facility, under which, from time to time, we may offer and sell shares of our common stock. In April 2022, we entered into a Purchase Agreement with Lincoln Park, under which, from time to time, we may cause Lincoln Park to purchase shares of our common stock.

We may not be able to raise additional capital or secure other funding on terms acceptable to us, or at all, and any failure to raise additional capital or other funding as and when needed for our cash requirements would have a negative impact on our business, financial condition and prospects and on our ability to execute and achieve our business plan.

If adequate funds are not available for our liquidity needs and cash requirements as and when needed, or at all, we would be required to engage in expense management activities such as reducing staff, delaying, significantly scaling back, or even discontinuing some or all of our current or planned research and development programs and clinical and other product development activities, or reducing our planned commercialization efforts and otherwise significantly reducing our other spending and adjusting our operating plan, and we would need to seek to take other steps intended to improve our liquidity. We also may be required to evaluate additional licensing opportunities, if any become available, of our proprietary product candidate programs that we currently plan to self-commercialize or explore other potential liquidity opportunities or other alternatives or options or strategic alternatives, although we cannot assure that any of these actions would be available or available on reasonable terms. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing most if not all of their investment in us.

We may not receive any payments under our License Agreement with Haisco.

In March 2022, we announced the grant of an exclusive license (the “Haisco Agreement”) to Haisco Pharmaceutical Group Co., Ltd. (“Haisco”) for Haisco to develop and commercialize Exservan for the treatment of ALS in China. Under the Haisco Agreement, Haisco is obligated to pay us an upfront cash payment, regulatory milestone payments, and double-digit royalties on net sales of Exservan in China and we will earn manufacturing revenue on the sale of Exservan in China as the exclusive supplier of Exservan in China if approved for marketing and sale.

Pursuant to the Haisco Agreement, Haisco has been appointed to serve as our agent for matters relating to the commercialization of Exservan in China, including obtaining approval to market and sell (“Marketing Authorization”) Exservan in China. Subsequent to the execution of the Haisco Agreement in March 2022, the Chinese equivalent of the FDA (the “NMPA”) raised an issue regarding the named holder of the U.S. New Drug Application (NDA) for Exservan in relation to the application for Marketing Authorization of Exservan in China. It is not clear whether the NMPA will require that Aquestive be the holder of the NDA in order to approve the Marketing Authorization for Exservan in China, or whether the NMPA will find that Aquestive’s qualifications as the exclusive licensor, manufacturer and innovator of Exservan will be sufficient for the NMPA to approve Aquestive as the drug sponsor for Exservan in China and grant the Marketing Authorization for Exservan in China. Prior to entering into the Haisco Agreement, the Company had assigned the NDA for Exservan to another third-party in connection with a license agreement in the U.S. for Exservan and is not currently the named holder of the NDA. We are collaborating with Haisco to resolve this issue with the NMPA. As a result of this issue, we have not received the $7 million upfront payment that was due from Haisco under the Haisco Agreement and we expect to agree with Haisco to extend the period of time under which Haisco is obligated to make such upfront payment consistent with the decision of the NMPA on the issue, or as otherwise agreed to by us and Haisco. There is no assurance that we will come to an agreement with Haisco, or that

Table of Content
there will be any contribution to the Company of cash payment, royalties or manufacturing revenue on launch of the product in China if we are not able to come to an agreement with Haisco or resolve this issue with the NMPA.

The sale of our common stock through our ATM sales agreement or our Lincoln Park Purchase Agreement may cause substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the price of our common stock to decline.

In 2019, we established an “at-the-market” (ATM) facility, under which, from time to time, we may offer and sell shares of our common stock. In April 2022, we entered into a Purchase Agreement with Lincoln Park (the “Purchase Agreement”), under which, from time to time, we may cause Lincoln Park to purchase shares of our common stock. Although we have the right to control whether we sell any shares, if at all, under these agreements, and we generally have the right to control the timing and amount of any such sales, we are subject to certain restrictions, including those that limit the number of shares we may sell. In particular, with respect to the Purchase Agreement, we may not sell more than 8,323,114 shares to Lincoln Park, which we refer to as the Exchange Cap, unless we obtain stockholder approval to issue shares in excess of the Exchange Cap or the average price per share of shares issued to Lincoln Park equals or exceeds $2.16, and we may not sell shares to Lincoln Park if it would result in Lincoln Park beneficially owning more than 9.99% of our then outstanding shares of common stock. Accordingly, we may not be able to utilize the ATM sales agreement or the Purchase Agreement to raise additional capital when, or in the amounts, we desire.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing or other capital, reduce expenditures, and, ultimately, generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need them, we will be required to curtail our operations, which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Table of Content
Item 6.    Exhibits

The exhibits listed below are filed or furnished as part of this report.

Number	Description
10.1+	License, Development and Supply Agreement, dated as of March 2022, by and between Aquestive Therapeutics, Inc. and Haisco Pharmaceutical Group Co., Ltd. (filed herewith).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101)

+ Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Somerset, State of New Jersey.

Aquestive Therapeutics, Inc. (REGISTRANT)

Date:	May 3, 2022	/s/ Keith J. Kendall
Keith J. Kendall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2022	/s/ A. Ernest Toth, Jr.
A. Ernest Toth, Jr.
Chief Financial Officer
(Principal Financial Officer)