Form 10-Q
period 2022-06-30
Aquestive Therapeutics, Inc.
filed 2022-08-02
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of outstanding shares of the registrant’s common stock, par value of $0.001 per share, as of the close of business on July 25, 2022 was 53,350,654.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
FORM 10-Q

Table of Content
PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (Unaudited)

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$17,695	$28,024
Trade and other receivables, net	19,165	12,120
Inventories, net	5,008	4,038
Prepaid expenses and other current assets	1,637	3,077
Total current assets	43,505	47,259
Property and equipment, net	4,569	5,055
Right-of-use assets, net	2,314	2,725
Intangible assets, net	25	51
Other non-current assets	5,897	6,903
Total assets	$56,310	$61,993

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$8,887	$8,314
Accrued expenses	7,042	8,736
Lease liabilities, current	913	899
Deferred revenue, current	1,599	765
Liability related to the sale of future revenue, current	1,445	1,225
Loans payable, current	9,750	2,025
Total current liabilities	29,636	21,964
Loans payable, net	43,821	51,551
Liability related to the sale of future revenue, net	61,839	59,059
Lease liabilities	1,502	1,946
Deferred revenue	13,490	7,122
Other non-current liabilities	2,379	2,485
Total liabilities	152,667	144,127
Contingencies (Note 19)

Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; 53,343,989 and 41,228,736 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	53	41
Additional paid-in capital	189,908	174,621
Accumulated deficit	(286,318)	(256,796)
Total stockholders’ deficit	(96,357)	(82,134)
Total liabilities and stockholders’ deficit	$56,310	$61,993
See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$13,265	$15,345	$25,535	$26,467
Costs and expenses:
Manufacture and supply	5,242	4,466	9,456	7,223
Research and development	5,198	4,262	9,971	7,921
Selling, general and administrative	15,587	13,134	28,608	26,365
Total costs and expenses	26,027	21,862	48,035	41,509
Loss from operations	(12,762)	(6,517)	(22,500)	(15,042)
Other income/ (expenses):
Interest expense	(1,635)	(2,757)	(3,253)	(5,518)
Interest expense related to the sale of future revenue, net	(1,937)	(3,466)	(3,798)	(6,800)
Interest and other income, net	32	373	29	321
Net loss before income taxes	(16,302)	(12,367)	(29,522)	(27,039)
Income taxes	—	—	—	—
Net loss	$(16,302)	$(12,367)	$(29,522)	$(27,039)
Comprehensive loss	$(16,302)	$(12,367)	$(29,522)	$(27,039)

Net loss per share - basic and diluted	$(0.36)	$(0.33)	$(0.68)	$(0.74)
Weighted-average number of common shares outstanding - basic and diluted	45,462,516	37,065,300	43,475,198	36,318,437

See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/Deficit
	Shares	Amount

Balance at December 31, 2021	41,228,736	$41	$174,621	$(256,796)	$(82,134)
Common Stock issued under public equity offering	391,652	—	1,360	—	1,360
Costs of common stock issued under public equity offering	—	—	(62)	—	(62)
Share-based compensation expense	—	—	913	—	913
Other	—	—	1	(1)	—
Net loss	—	—	—	(13,220)	(13,220)
Balance at March 31, 2022	41,620,388	41	176,833	(270,017)	(93,143)
Fair value of warrants issued	—	—	5,874	—	5,874
Common Stock issued under private equity offering	6,686,491	7	4,622	—	4,629
Costs of common stock issued under private equity offering	—	—	(824)	—	(824)
Common Stock issued upon warrant exercises	4,000,000	4	(4)	—	—
Common Stock issued under public equity offering	1,013,226	1	1,251	—	1,252
Costs of common stock issued under public equity offering	—	—	(77)	—	(77)
Shares issued under employee stock purchase plan	23,884	—	15	—	15
Share-based compensation expense	—	—	2,219	—	2,219
Vested restricted stock units	—	—	—	—	—
Other	—	—	(1)	1	—
Net loss	—	—	—	(16,302)	(16,302)
Balance at June 30, 2022	53,343,989	$53	$189,908	$(286,318)	$(96,357)

Balance at December 31,2020	34,569,254	$35	$137,725	$(186,257)	$(48,497)
Common Stock issued under public equity offering	1,672,104	1	10,196	—	10,197
Costs of common stock issued under public equity offering	—	—	(306)	—	(306)
Share-based compensation expense	—	—	1,507	—	1,507
Other	—	—	(27)	—	(27)
Net loss	—	—	—	(14,672)	(14,672)
Balance at March 31, 2021	36,241,358	36	149,095	(200,929)	(51,798)
Common Stock issued under public equity offering	2,304,949	3	9,238	—	9,241
Costs of common stock issued under public equity offering	—	—	(627)	—	(627)
Shares issued under employee stock purchase plan	19,270	—	76	—	76
Share-based compensation expense	—	—	1,710	—	1,710
Vested restricted stock units	2,665	—	(4)	—	(4)
Net loss	—	—	—	(12,367)	(12,367)
Balance at June 30, 2021	38,568,242	39	159,488	(213,296)	(53,769)

See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(29,522)	$(27,039)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	1,394	1,497
Share-based compensation	3,132	3,228
Amortization of debt issuance costs and discounts	109	2,388
Interest expense related to the sale of future revenue, net	3,722	6,729
Other, net	(161)	(125)
Changes in operating assets and liabilities:
Trade and other receivables, net	(6,949)	(5,392)
Inventories, net	(970)	(378)
Prepaid expenses and other assets	2,446	2,532
Accounts payable	574	1,011
Accrued expenses and other liabilities	(2,021)	(2,971)
Deferred revenue	7,202	2,667
Net cash used for operating activities	(21,044)	(15,853)
Investing activities:
Capital expenditures	(781)	(297)
Net cash used for investing activities	(781)	(297)
Financing activities:
Proceeds from common stock issued under public equity offering, net	2,473	18,505
Proceeds from common stock issued under private equity offering, net	3,805	—
Proceeds from issuance and exercise of warrants	5,878	—
Proceeds from shares issued under employee stock purchase plan	15	76
Premium paid to retire debt	(675)	—
Payments for taxes on share-based compensation	—	(4)
Net cash provided by financing activities	11,496	18,577
Net (decrease) increase in cash and cash equivalents	(10,329)	2,427
Cash and cash equivalents at beginning of period	28,024	31,807
Cash and cash equivalents at end of period	$17,695	$34,234

Supplemental disclosures of cash flow information:
Cash payments for interest	$1,609	$3,219

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

On March 26, 2021, the Company filed a prospectus supplement to offer up to an additional $50,000 of shares of common stock under the ATM facility. For the six months ended June 30, 2022, the Company sold 1,404,878 shares which provided net proceeds of approximately $2,473 after deducting commissions and other transaction costs of $139. For the six months ended June 30, 2021, the Company sold 3,977,053 shares which provided net proceeds of approximately $18,505 after deducting commissions and other transaction costs of $933. This ATM facility has approximately $34,791 available at June 30, 2022.

On April 12, 2022, the Company entered into a purchase agreement ("Lincoln Park Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), which provides that, upon the terms and subject to the conditions and limitations set forth in the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of its common stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that we will not issue, and Lincoln Park will not purchase, shares of common stock if it would result in their beneficial ownership exceeding 9.99%. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company's common stock. For the six months ended June 30, 2022, the Company sold 1,611,181 shares including commitment shares, which provided proceeds of approximately $1,987 in connection with the Lincoln Park Purchase Agreement. On April 13, 2022, the Company filed a prospectus supplement in connection with this offering.

On June 6, 2022, the Company entered into securities purchase agreements ("Securities Purchase Agreements") with certain purchasers. The Securities Purchase Agreements provided for the sale and issuance by the Company of an aggregate of: (i) 4,850,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 4,000,000 shares of common stock and (iii) common stock warrants to purchase up to 8,850,000 shares of common stock. The Company received net proceeds of approximately $7,796, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for general corporate purposes. On June 8, 2022, the Company filed a prospectus supplement in connection with this equity offering.

(C) Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X for interim financial reporting. In compliance with those rules, certain information and footnote disclosures normally included in annual consolidated financial

Table of Content
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

Recent Accounting Pronouncements Not Adopted as of June 30, 2022:

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

Table of Content
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This Accounting Standards Update was issued to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, and to introduce new disclosure requirements for such equity securities. These amendments will be effective for the Company beginning January 1, 2024, with early adoption of the amendments permitted. The Company is currently evaluating the impact from the adoption of ASU 2020-06 on its consolidated financial statements.

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

The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for 2022 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of June 30, 2022, the Company had $17,695 of cash and cash equivalents.

The Company has experienced a history of net losses. The Company's accumulated deficits totaled $286,318 as of June 30, 2022. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company's funding requirements have been met by its cash and cash equivalents, as well as its existing equity and debt offerings, including the Senior Secured Notes due 2025 (the "12.5% Notes"). However, the Company will require additional liquidity to continue its operations over the next 12 months.

The Company began utilizing its ATM facility in November 2020. Since inception to June 30, 2022, the Company sold 8,886,297 shares which generated net cash proceeds of approximately $38,306, net of commissions and other transaction costs of $1,903. For the six months ended June 30, 2022, the Company sold 1,404,878 shares which provided net proceeds of approximately $2,473, net of commissions and other transaction costs of $139. This ATM facility has approximately $34,791 available at June 30, 2022.

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

Table of Content
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

Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some, or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements.  In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Condensed Consolidated Balance Sheet. As of June 30, 2022,

Table of Content
and December 31, 2021, such contract assets were $3,474 and $3,087, respectively, consisting primarily of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services.

Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Condensed Consolidated Balance Sheet. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of June 30, 2022, and December 31, 2021, such contract liabilities were $15,089 and $7,887, respectively.

The Company’s revenues were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Manufacture and supply revenue	$9,874	$10,665	$19,045	$17,176
License and royalty revenue	552	2,311	1,058	4,672
Co-development and research fees	241	456	644	894
Proprietary product sales, net	2,598	1,913	4,788	3,725
Total revenues	$13,265	$15,345	$25,535	$26,467

Disaggregation of Revenue

The following table provides disaggregated net revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$11,257	$13,107	$22,338	$22,957
Ex-United States	2,008	2,238	3,197	3,510
Total revenues	$13,265	$15,345	$25,535	$26,467

Ex-United States revenues are derived primarily from Indivior Inc. ("Indivior") for product manufactured for markets outside of the United States.

Trade and other receivables, net consist of the following:

	June 30, 2022	December 31, 2021
Trade receivables	$16,240	$9,678
Contract and other receivables	3,474	3,087
Less: allowance for doubtful accounts	(40)	(40)
Less: sales-related allowances	(509)	(605)
Trade and other receivables, net	$19,165	$12,120

Table of Content
The following table presents the changes in the allowance for doubtful accounts:

	June 30, 2022	December 31, 2021
Allowance for doubtful accounts at beginning of the period	$40	$40
Additions charged to expense	—	—
Write-downs charged against the allowance	—	—
Allowance for doubtful accounts at end of the period	$40	$40

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

The following table provides a summary of activity with respect to sales related allowances and accruals for the six months ended June 30, 2022:

Total Sales Related Allowances

Balance at December 31, 2021	$605
Provision	529
Payments / credits	(625)
Balance at June 30, 2022	$509

Total reductions of gross product sales from sales-related allowances and accruals were $529 for the six months ended June 30, 2022. Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction of trade receivables and accruals for wholesaler service fees, co-pay support redemptions and rebates as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and Accounts payable and accrued expenses were $509 and $2,656, respectively, as of June 30, 2022 and $605 and $2,224, respectively, as of December 31, 2021.

Concentration of Major Customers

Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the six months ended June 30, 2022, Indivor exceeded the 10% threshold for revenue and represented approximately 77% of total revenue. As of June 30, 2022, Indivior and Haisco Pharmaceutical Group Co., Ltd. ("Haisco") exceeded the 10% threshold for outstanding receivables and represented 38% and 37%, respectively, of outstanding receivables. For the six months ended June 30, 2021, Indivior exceeded the 10% threshold for revenue and represented approximately 68% of total revenue. As of December 31, 2021, two customers exceeded the 10% threshold for outstanding receivables which were Indivior and Cardinal Health Inc. which represented 51% and 12%, respectively, of total trade and other receivables. See Note 5 for details on the Company's licensing and supply agreement with Haisco.

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

Table of Content
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

Table of Content

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

Purchase and Sale Agreement with an affiliate of Marathon Asset Management ("Marathon")

On November 3, 2020, the Company entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through June 30, 2022 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of June 30, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement. See Note 15 Sale of Future Revenue for further details on the accounting for the Monetization Agreement.

Agreement to Terminate CLA with KemPharm

In March 2012, the Company entered into an agreement with KemPharm, Inc. (“KemPharm”), to terminate a Collaboration and License Agreement entered into by the Company and KemPharm in April 2011. Under the termination arrangement, the Company has the right to participate in any and all value that KemPharm may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving KemPharm and collaborations, royalty arrangements, or other transactions from which KemPharm may realize value from these compounds. The Company received payment of $500 under this arrangement during June 2020 in connection with the FDA's acceptance of a New Drug Application ("NDA") filing for KP-415. On March 2, 2021 KemPharm announced FDA approval of KP 415 (AZTARYSTM) a new once-

Table of Content
daily treatment for ADHD. During the second quarter of 2021, the Company received $2,000 of milestone payments in connection with the FDA approval and other regulatory activities.

Licensing and Supply Agreement with Haisco for Exservan™ (Riluzole Oral Film) for ALS Treatment in China

The Company entered into a License, Development and Supply Agreement with Haisco, a Chinese limited company listed on the Shenzhen Stock Exchange effective as of March 3, 2022 ("Haisco Agreement"), pursuant to which Aquestive granted Haisco an exclusive license to develop and commercialize Exservan™ (riluzole oral film) for the treatment of amyotrophic lateral sclerosis, or ALS (“Exservan"), in China and Aquestive will serve as the exclusive sole manufacturer and supplier for Exservan in China. Under the Haisco Agreement, Haisco is obligated to pay the Company a $7,000 upfront cash payment, regulatory milestone payments, and double-digit royalties on net sales of Exservan in China, and the Company will earn manufacturing revenue upon the sale of Exservan in China, as the exclusive supplier of Exservan. Effective as of July 7, 2022, the Company and Haisco amended the terms of the Haisco Agreement which amendment provides that the due date of the $7 upfront payment due from Haisco under the Haisco Agreement will be the first to occur of: (i) the date that Haisco receives an official written confirmation from the Chinese equivalent of the FDA (the "NMPA") that the NMPA will receive and accept a Regulatory Approval Application with respect to Exservan in China that recognizes the Company as the Marketing Authorization Holder ("MAH"), and (ii) 21 business days after Haisco receives a copy of a written acknowledgement from the FDA that the U.S. NDA for Exservan was transferred to the Company from a third-party licensee of Exservan in the United States. The amendment further provides that the Haisco Agreement may be terminated by Haisco upon written notice to the Company if the Company is not the holder of the NDA for Exservan in the United States within six months from the effective date of the amendment and Haisco has not received an official written confirmation from the NMPA that the NMPA accepts a Regulatory Approval Application with respect to Exservan that recognizes the Company as the MAH in China. We may not receive any payments under the Haisco Agreement. Refer to Note 20 and Part II, Item 1A. Risk Factors for details.

Compensatory Arrangements of Certain Officers

On May 17, 2022, the Company announced that Keith J. Kendall, President and Chief Executive Officer of the Company, was leaving the Company and Board of Directors effective May 17, 2022. In connection with his departure, Mr. Kendall and the Company entered into a Separation Agreement, including a Consulting Agreement (collectively, the “Separation Agreement”) dated as of May 17, 2022. Pursuant to the Separation Agreement, Mr. Kendall’s employment with the Company ceased effective as of May 17, 2022 (the “Termination Date”). The Separation Agreement provides Mr. Kendall with the following principal severance benefits, contingent upon Mr. Kendall execution and delivery of a customary release of claims: (i) a cash payment consisting of the sum of any previously unpaid base salary through the Termination Date and any accrued and unused vacation time for the 2022 calendar year; (ii) a cash payment consisting of his pro-rata portion of his target bonus in the amount of $279,863; (iii) a cash payment in the amount of $150,000, representing 90 days of his base pay in lieu of the required notice period under Mr. Kendall’s employment agreement, (iv) severance payments consisting of (a) a cash payment of $262,500, which represents an acceleration of the first three installments of Mr. Kendall’s 18-month severance he is entitled to under his employment agreement, (b) monthly severance payments of $52,571.43 per month for the first through the seventh months following the Termination Date, (c) $69,500 paid for the eighth month after the Termination Date, and (d) monthly severance payments of $87,500 for the ninth through eighteenth months following the Termination Date, (v) accelerated vesting of unvested outstanding equity awards, with options remaining exercisable for the duration of the stated term of each award, and (vi) continuing coverage under the Company’s group health and life insurance plans at the same levels and on the same terms and conditions as are provided to similarly-situated executives, for a period of 18 months. Under the terms of the Separation Agreement, Mr. Kendall will serve as a consultant to the Company, on an as-needed basis providing transition services, strategic planning, financial planning, merger and acquisition advice and consultation, for a period from the Separation Date to December 31, 2022. For these services, Mr. Kendall will receive a consulting fee of $10,000 per month.

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

Table of Content
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

In June 2022, the Company issued pre-funded warrants to purchase up to 4,000,000 shares of common stock and common stock warrants to purchase up to 8,850,000 shares of common stock in connection with its Securities Purchase Agreements with certain purchasers. Those warrants were valued based on Level 3 inputs and their fair value was based primarily on an independent third-party appraisal prepared as of the grant date consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide. See Note 14 Warrants for further information on these warrants.

Note 7.    Inventories, Net

The components of Inventory, net are as follows:

	June 30, 2022	December 31, 2021
Raw material	$1,524	$1,442
Packaging material	1,795	1,414
Finished goods	1,689	1,182
Total inventory, net	$5,008	$4,038

Table of Content
Note 8.    Property and Equipment, Net

	Useful Lives	June 30, 2022	December 31, 2021
Machinery	3-15 years	$19,412	$19,250
Furniture and fixtures	3-15 years	769	769
Leasehold improvements	(a)	21,265	21,265
Computer, network equipment and software	3-7 years	2,469	2,469
Construction in progress		1,780	1,162
		45,695	44,915
Less: accumulated depreciation and amortization		(41,126)	(39,860)
Total property and equipment, net		$4,569	$5,055

(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

Total depreciation, amortization, and impairment related to property and equipment was $655 and $728 for the three-month periods ended June 30, 2022 and 2021, respectively. For the respective six-month periods, these expenses totaled $1,369 and $1,471.

Note 9.    Right-of-Use Assets and Lease Obligations

The Company leases all realty used as its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of these three leases include the characteristics specified in ASC 842, Leases, that require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases provide remaining terms between 0.8 and 4.3 years, including renewal options expected to be exercised to extend the lease periods.

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

Right-of-use assets recorded upon adoption of ASC 842 totaled $4,048. The Company's lease costs are recorded in manufacture and supply, research and development and selling, general and administrative expenses in its consolidated statements of income. For the three and six-months ended June 30, 2022, total operating lease expenses totaled $424 and $843, respectively, including variable lease expenses such as common area maintenance and operating costs of $127 and $223, respectively. For the three and six-months ended June 30, 2021, total operating lease expenses totaled $430 and $863, respectively, including variable lease expenses such as common area maintenance and operating costs of $116 and $235, respectively.

Maturities of the Company’s operating lease liabilities are as follows:

Table of Content

Remainder of 2022	$649
2023	945
2024	565
2025	565
2026	424
Total future lease payments	3,148
Less: imputed interest	(733)
Total operating lease liabilities	$2,415

Note 10.    Intangible Assets, Net

The following table provides the components of identifiable intangible assets, all of which are finite lived:

	June 30, 2022	December 31, 2021
Purchased technology-based intangible	$2,358	$2,358
Purchased patent	509	509
	2,867	2,867
Less: accumulated amortization	(2,842)	(2,816)
Intangible assets, net	25	51

Amortization expense was $12 and $12 for each of the three-month periods ended June 30, 2022 and 2021. For the corresponding six-month periods, these expenses totaled $25 and $25, respectively. During the remaining life of the purchased patent, estimated remaining amortization expense is $25 in 2022.

Note 11.    Other non-current Assets

The following table provides the components of other non-current assets:

	June 30, 2022	December 31, 2021
Royalty receivable	5,000	6,000
Other	897	903
Total other non-current assets	$5,897	$6,903

During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the eight $1,000 annual minimum guaranteed royalty that is due. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860 Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded it was not transferred. Royalty receivable consists of five annual minimum payments due from Sunovion, the last of which is due in March 2028. The current portion of the royalty receivable is included in Trade and other receivables, net. See Note 15 Sale of Future Revenue for further details on how this receivable relates to the Monetization Agreement transaction.

Table of Content
Note 12.    Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Accrued compensation	$3,928	$5,965
Real estate and personal property taxes	267	349
Accrued distribution expenses	2,656	2,224
Other	191	198
Total accrued expenses	$7,042	$8,736

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

On November 3, 2020, the Company entered into the First Supplemental Indenture (the "First Supplemental Indenture" and, together with all other subsequent supplemental indentures and the Base Indenture, collectively, the "Indenture") by and among the Company and U.S. Bank National Association, as Trustee (the "Trustee") and Collateral Agent thereunder to the Base Indenture, by and between the Company and the Trustee. Under the Second Supplemental Indenture, the Company repaid $22,500 of its $70,000 outstanding 12.5% Notes from the upfront proceeds received under the Monetization Agreement. Further, the Company entered into an additional Purchase Agreement with its lenders whereby the Company issued in aggregate $4,000 of additional 12.5% Notes (the "Additional Notes") in lieu of paying a prepayment premium to two lenders on the early repayment of the 12.5% Notes discussed above. The result of these two transactions reduced the net balance of the Company's 12.5% Senior Notes outstanding in the aggregate to $51,500 at December 31, 2020, and such aggregate principal amount remains outstanding as of June 30, 2022. The $4,000 principal issuance will be repaid proportionally over the same maturities as the other 12.5% Notes. The Company also paid to one of its lenders a $2,250 premium as result of the early retirement of debt.

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

The First Supplemental Indenture contains a provision whereby, as the Company receives any cash proceeds from the Monetization Agreement, each noteholder has the right to require the Company to redeem all or any part of such noteholder's outstanding 12.5% Notes at a repurchase price in cash equal to 112.5% of the principal amount, plus accrued and unpaid interest. This repurchase offer is capped at 30% of the cash proceeds received by the Company as the contingent milestones are attained, if any, up through June 30, 2025. A valuation study was performed by an independent third party appraiser and updated as of June 30, 2022. Based on the valuation study, the put option was valued at $105 and has been recorded in Other non-current liabilities. The embedded put option is deemed to be a derivative under ASC 815 Derivatives and Hedging, which requires the recording of the embedded put option at fair value and subject to remeasurement at each reporting period. In addition, as of the closing of this transaction, the Company issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of its common stock.

On August 6, 2021, pursuant to the Third Supplemental Indenture, the holders of the 12.5% Notes extended to June 30, 2022 from December 31, 2021, the Company's ability to access, at the Company's option, $30,000 of 12.5% Notes re-openers

Table of Content
under the Indenture. Under the Third Supplemental Indenture, the first $10,000 of 12.5% Notes re-openers represented a commitment of such amount by current holders of 12.5% Notes, at the option of the Company, contingent upon FDA approval of the Company's product candidate Libervant (diazepam) Buccal Film for the management of seizure clusters ("First Additional Securities"). In addition, under the Third Supplemental Indenture, a second $20,000 12.5% Notes re-opener represented a right, at the Company's option, to market to current holders of the Company's 12.5% Notes, and or other lenders, additional 12.5% Notes up to such amount, contingent upon FDA approval of Libervant for U.S. market access ("Second Additional Securities"). If and to the extent that the Company accesses these re-openers, it will grant warrants to purchase up to 714,000 shares of common stock, with the strike price calculated based on the 30-day volume weighted average closing price of the Company's common stock at the warrant grant date.

On May 13, 2022, pursuant to the Fifth Supplemental Indenture, the holders of the 12.5% Notes further extended to March 31, 2023 from June 30, 2022, the Company's ability to access, at the Company's option, $30,000 of 12.5% Notes re-openers under the Indenture. The Fifth Supplemental Indenture also provided that the Company's access to the First Additional Securities and Second Additional Securities is subject to the full approval of Libervant by the U.S Food and Drug Administration for sale in the United States, which full approval includes U.S. market access for Libervant. In addition, the Fifth Supplemental Indenture provides that the holders of 12.5% Notes have the right, but not the obligation, to purchase the First Additional Securities and Second Additional Securities.

A debt maturity table is presented below:

Remainder of 2022	$—
2023	18,025
2024	21,888
2025	11,587
Total	$51,500

The 12.5% Notes provide a stated fixed interest rate of 12.5%, payable quarterly in arrears, with the initial quarterly principal repayment of 12.5% Notes due on September 30, 2021 and the final quarterly payment due at maturity on June 30, 2025. Principal payments are scheduled to increase annually from 10% of the face amount of the debt then outstanding during the first four quarters to 40% of the 12.5% Notes during the final four quarters. As of June 30, 2022, the Company recorded its principal payments as Loans payable, net on its Condensed Consolidated Balance Sheet.

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

On October 7, 2021, the Company entered into the Fourth Supplemental Indenture by and among the Company and U.S. Bank National Association, as Trustee (the “Trustee”) and collateral agent thereunder, to the Indenture, dated as of July 15, 2019 (the “Base Indenture” and, as supplemented by the First Supplemental Indenture, the Second Supplemental Indenture, and the Third Supplemental Indenture, the “Indenture”), by and between the Company and the Trustee in connection with the 12.5% Senior Secured Notes due 2025 of the Company (the “Notes”). Pursuant to the Fourth Supplemental Indenture, the amortization schedule for the Notes has been amended to provide for the date of the first amortization payment to be extended to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of the Notes or the interest payment obligation due under the Notes. In connection with the Fourth Supplemental Indenture, the Company entered into a Consent Fee Letter with the holders of the Notes (the “Consent Fee Letter”), pursuant to which the Company has agreed to pay the holders of the Notes an additional cash payment ("Consent Fee") of $2,700 in the aggregate, payable in four quarterly payments beginning May 15, 2022. The Company has recorded the current portion of the Consent Fee as Loans payable, current, on its Consolidated Balance Sheet. Additionally, the Company recognized a loss on the extinguishment of debt of $13,822 for fees and expenses related to the Fourth Supplemental Indenture during the fourth quarter of 2021.

Table of Content
The Company capitalizes legal and other third-party costs incurred in connection with obtaining debt as deferred debt issuance costs and applies the unamortized portion as a reduction of the outstanding face amount of the related loan. Similarly, the Company amortizes debt discounts, such as those represented by warrants issued to its lenders, and offsets those as a direct reduction of its outstanding debt. Amortization expense arising from deferred debt issuance costs and debt discounts related to the 12.5% Notes for the three and six months ended June 30, 2022 were $4 and $8, respectively, while comparative amortization expenses for the three and six months ended June 30, 2021 were $1,165 and $2,317, respectively. Unamortized deferred debt issuance costs and deferred debt discounts totaled $35 and $43 as of June 30, 2022 and December 31, 2021, respectively.

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

Note 14.    Warrants

Warrants that were issued in conjunction with the Initial Notes (the “Initial Warrants”) and Additional Notes (the “Additional Warrants”) expire on June 30, 2025 and entitle the noteholders to purchase up to 2,143,000 shares of the Company's common stock at $0.001 per share and included specified registration rights. Management estimated the fair value of the Initial Warrants to be $6,800 and the Additional Warrants to be $735, each based on an assessment by an independent third-party appraiser. The fair value of the respective warrants is treated as a debt discount, amortizable over the term of the respective warrants, with the unamortized 12.5% Notes portion applied to reduce the aggregate principal amount of the 12.5% Notes in the Company’s unaudited condensed balance sheet. Additionally, since the warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the warrants, except in the case of a “cash change in control”, the fair value attributed to the warrants is presented in Additional Paid-in Capital in the Company’s unaudited condensed balance sheet. There were no warrants exercised during the six-months ended June 30, 2022 or 2021, respectively.

In June 2022, the Company issued pre-funded warrants and common stock warrants to certain purchasers in connection with the Securities Purchase Agreements. The pre-funded warrants will expire when exercised in full and entitle purchasers to purchase up to 4,000,000 shares of the Company's common stock at $0.0001 per share. The common stock warrants expire on June 8, 2027 and entitle the purchasers to purchase up to 8,850,000 shares of the Company's common stock at a price ranging from $0.96 to $1.09 per share. Management estimated the fair value of the pre-funded warrants and common stock warrants to be $5,874 based on an assessment by an independent third-party appraiser. The fair value of the pre-funded and common stock warrants is treated as equity and presented in Additional Paid-in Capital in the Company’s unaudited condensed balance sheet. The pre-funded warrants were fully exercised and no common stock warrants issued pursuant to the Securities Purchase Agreements were exercised during the six-months ended June 30, 2022.

Note 15.    Sale of Future Revenue

On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through June 30, 2022 under the Monetization Agreement.

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

Table of Content
Agreement in one or more jurisdictions of the licensed territory under the Sunovion License Agreement. The accounting liabilities, as adjusted over time, resulting from this transaction and any non-cash interest expenses associated to those liabilities do not and will not represent any obligation to pay or any potential future use of cash.

During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the $1,000 annual minimum guaranteed royalty that is due. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded that the receivable was not transferred.

As royalties are remitted to Marathon from Sunovion, the collection of the royalty receivable and balance of the liability related to the sale of future revenue will be effectively repaid over the life of the agreement. In order to determine the amortization of the liability related to the sale of future revenue, the Company is required to estimate the total amount of future royalty and milestone payments to Marathon over the life of the Monetization Agreement and contingent milestone payments from Marathon to the Company. The sum of future royalty payments less the $50,000 in proceeds received and future contingent payments will be recorded as interest expense over the life of the Monetization Agreement. At execution, the estimate of this total interest expense resulted in an effective annual interest rate of approximately 24.9%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the life of the Monetization Agreement. The Company will periodically assess the estimated royalty and milestone payments to Marathon from Sunovion and contingent milestone payments from Marathon to the Company. To the extent the amount or timing of such payments is materially different from the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty and milestone payments to Marathon from Sunovion, and correspondingly, the amount of interest expense recorded by the Company, most of which are not under the Company's control. Such factors include, but are not limited to, changing standards of care, the initiation of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in government health authority imposed restrictions on the use of products, significant changes in foreign exchange rates as the royalties remitted to Marathon are made in U.S. dollars (USD) while a portion of the underlying sales of KYNMOBI will be made in currencies other than USD, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenue and interest expense related to the sale of future revenue. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of June 30, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization Agreement.

The following table shows the activity of the liability related to the sale of future revenue for the six months ended June 30, 2022:

Liability related to the sale of future revenue, net at December 31, 2021	$60,284
Royalties related to the sale of future revenue	(823)
Amortization of issuance costs	101
Interest expense related to the sale of future revenue	3,722
Liability related to the sale of future revenue, net (includes current portion of $1,445)	$63,284

Table of Content
Note 16.    Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares.

As a result of the Company’s net loss incurred for the three and six months ended June 30, 2022 and 2021, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations for the periods.  Therefore, basic and diluted net loss per share were the same for all periods presented as reflected below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(16,302)	$(12,367)	$(29,522)	$(27,039)
Denominator:
Weighted-average number of common shares – basic	45,462,516	37,065,300	43,475,198	36,318,437
Loss per common share – basic and diluted	$(0.36)	$(0.33)	$(0.68)	$(0.74)

As of June 30, 2022 and 2021, respectively, the Company’s potentially dilutive instruments included 5,284,447 and 4,431,267 options to purchase common shares and 169,950 and 7,757 unvested restricted stock units that were excluded from the computation of diluted weighted average shares outstanding because these securities had an antidilutive impact due to the losses reported. Similarly excluded as of June 30, 2022 and 2021, were potentially dilutive warrants for the purchase of 10,564,429 and 1,571,429 shares of common stock for the respective periods.

Note 17.    Share-Based Compensation

The Company recognized share-based compensation in its Condensed Consolidated Statements of Operations and Comprehensive Loss during 2022 and 2021 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Manufacture and supply	$45	$71	$93	$153
Research and development	162	208	331	440
Selling, general and administrative	2,014	1,442	2,710	2,635
Total share-based compensation expenses	$2,221	$1,721	$3,134	$3,228

Share-based compensation from:
Restricted stock units	$39	$43	$39	$81
Stock options	2,180	1,667	3,093	3,136
Employee stock purchase plan	2	11	2	11
Total share-based compensation expenses	$2,221	$1,721	$3,134	$3,228

Share-Based Compensation Equity Awards

The following tables provide information about the Company’s restricted stock unit and stock option activity during the six-month period ended June 30, 2022:

Table of Content

Restricted Stock Unit Awards (RSUs):	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2021	—	$—
Granted	192	$2.38
Vested	—	$—
Forfeited	(22)	$2.24
Unvested as of June 30, 2022	170	$2.39
Vested and expected to vest as of June 30, 2022	154	$2.39

Stock Option Awards:	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding as of December 31, 2021	4,146	$7.28
Granted	1,250	$2.37
Exercised, Forfeited, Expired	(112)	$5.96
Outstanding as of June 30, 2022	5,284	$6.14
Vested and expected to vest as of June 30, 2022	5,155	$6.22
Exercisable as of June 30, 2022	3,461	$7.65

As of June 30, 2022, $334 of unrecognized compensation expense related to unvested restricted stock units is expected to be recognized over a weighted average period of 2.71 years from the date of grant.

The fair values of stock options granted during the six months ended June 30, 2022 were estimated using the Black-Scholes pricing model based on the following assumptions:

Expected dividend yield	—%
Expected volatility	100%
Expected term (years)	5.5	-	6.1
Risk-free interest rate	2.0%	-	3.2%

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2022 was $1.88. During the six-month period ended June 30, 2022, stock options were granted with an exercise price ranging from $0.71 to $2.55 and accordingly, given the Company’s share price of $0.64 at June 30, 2022, the intrinsic value provided by certain shares granted during this period was de minimus.

As of June 30, 2022, $2,866 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average period of 1.88 years from the date of grant.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP"), as amended and restated effective as of January 1, 2019, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to purchase the Company’s common stock at the lower of 85% of the fair value of shares on either the first or last day of the offering period. During the six months ended June 30, 2022 and 2021, respectively, 23,884 and 19,270 shares were purchased and issued through the ESPP at total discounts of $2 and $11.

Table of Content
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

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three months ended June 30, 2022 and 2021, the Company recorded no income tax benefit from its pretax losses of $16,302 and $12,367. Similarly for the six months ended June 30, 2022 and 2021, the Company recorded no income tax benefit from its pretax losses of $29,522 and $27,039.

The primary factor impacting the effective tax rate for the three and six months ended June 30, 2022 is the anticipated full year operating loss which will require full valuation allowances against any associated net deferred tax assets.

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

Patent-Related Litigation

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Dr. Reddy’s Labs. S.A. and Dr. Reddy’s Labs., Inc.

On February 7, 2018, the Company and Indivior Inc. and Indivior UK Ltd. (collectively, “Indivior”) initiated a lawsuit against Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “Dr. Reddy’s”) asserting infringement of U.S. Patent No. 9,855,221 (the "221 patent”). On April 3, 2018, the Company and Indivior initiated a separate lawsuit against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,931,305 (the "’305 patent”). On May 29, 2018, the lawsuits regarding the ’221 and ’305 patents were consolidated which was originally initiated by Indivior against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,687,454 (the "’454 patent”). On February 19, 2019, the Court granted the parties’ agreed stipulation to drop the ’221 patent from the case. On January 8, 2020, the Court entered a stipulated order of non-infringement of the ’305 patent based on the Court’s claim construction ruling, and the Company and Indivior preserved the right to appeal the claim construction ruling. On June 28, 2022, pursuant to a settlement agreement between the parties, the Court entered a Stipulation and Order of Dismissal, dismissing all claims and counterclaims with prejudice.

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

Table of Content
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

Antitrust Litigation

State of Wisconsin, et al. v. Indivior Inc., Reckitt Benckiser Healthcare (UK) Ltd., Indivior PLC, and MonoSol Rx, LLC,

On September 22, 2016, forty-one states and the District of Columbia, or the States, brought a lawsuit against Indivior and us in the U.S. District Court for the Eastern District of Pennsylvania alleging violations of federal and state antitrust statutes and state unfair trade and consumer protection laws relating to Indivior’s launch of Suboxone Sublingual Film in 2010 and seeking an injunction, civil penalties, and disgorgement. After filing the lawsuit, the case was consolidated for pre-trial purposes with the In re Suboxone (Buprenorphine Hydrochloride and Naloxone) Antitrust Litigation, MDL No. 2445, or the Suboxone MDL, a multidistrict litigation relating to putative class actions on behalf of various private plaintiffs against Indivior relating to its launch of Suboxone Sublingual Film. While the Company was not named as a defendant in the original Suboxone MDL cases, the action brought by the States alleges that the Company participated in an antitrust conspiracy with Indivior in connection with Indivior’s launch of Suboxone Sublingual Film and engaged in related conduct in violation of federal and state antitrust law. The Company moved to dismiss the States’ conspiracy claims, but by order dated October 30, 2017, the Court

Table of Content
denied the Company's motion to dismiss. The Company filed an answer denying the States’ claims on November 20, 2017. Daubert motions were filed on September 28, 2020, and oppositions were filed on October 19, 2020. On February 19, 2021, the Court issued an order denying all Daubert motions. On March 8, 2021, Aquestive filed a motion for summary judgment, and briefing on summary judgment motions was completed on May 28, 2021. The hearing on Aquestive’s motion for summary judgment was held on May 18, 2022, and the parties are awaiting the Court’s ruling on the motion. No trial date has yet been set. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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

California Litigation

Neurelis, Inc. v. Aquestive Therapeutics, Inc.

On December 5, 2019, Neurelis Inc. filed a lawsuit against us in the Superior Court of California, County of San Diego alleging the following three causes of action: (1) Unfair Competition under California Business and Professional Code § 17200 (“UCL”); (2) Defamation; and (3) Malicious Prosecution. Neurelis filed a First Amended Complaint on December 9, 2019, alleging the same three causes of action. The Company filed a Motion to Strike Neurelis’s Complaint under California’s anti-SLAPP (“strategic lawsuit against public participation”) statute on January 31, 2020, which Neurelis opposed. On August 6, 2020, the Court issued an order granting in part and denying in part the Company's anti-SLAPP motion. The Company filed a notice of appeal to the California Court of Appeal on September 1, 2020, and Neurelis filed a notice of cross-appeal on October 5, 2020. The Company filed its opening appeal brief on January 27, 2021, and briefing on the appeal ended on July 6, 2021. The Appeals Court held oral argument on the appeal on October 14, 2021, and issued its ruling on November 17, 2021. Under the ruling, the Court struck the entirety of the malicious prosecution claim and struck portions of the UCL and defamation claims. Aquestive filed a motion for attorney fees related to the anti-SLAPP motion on February 11, 2022. On April 12, 2022, Neurelis filed a Second Amended Complaint in response to the Court of Appeal's decision. The Second Amended Complaint also added a cause of action for Trade Libel. On May 3, 2022, Aquestive filed a "demurer" challenge to the sufficiency of the allegations of the Second Amended Complaint. Oral argument on Aquestive's motion for attorney fees related to the anti-SLAPP motion and on the Second Amended Complaint and demurer challenge was held on June 17, 2022. The Court entered an order granting Aquestive’s motion for attorney fees, awarding $156 and ordering Neurelis to pay the fees within 60 days of June 17, 2022. The Court denied Aquestive’s demurrer and the parties are proceeding with discovery on the claims in the Second Amended Complaint. No trial date has been set. Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Neurelis IPR Litigation

Table of Content
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

Shareholder Derivative Litigation

Loreen Niewenhuis v. Keith Kendall, et al.

On December 15, 2021, a purported Aquestive shareholder instituted a derivative action captioned Loreen Niewenhuis v. Keith Kendall, et al. in the United States District Court for the District of New Jersey, purportedly on behalf of the Company, against certain current and former officers and directors of the Company. The case was designated as related to the pending federal securities class action Deanna Lewakowski v. Aquestive Therapeutics, Inc., referenced above, and accepted by the same judge presiding over the class action. The complaint in this matter alleges claims for breach of fiduciary duty and contribution. The factual allegations that form the basis of these claims are similar to the disclosure-related allegations asserted in the class action. On April 4, 2022, the plaintiff filed an amended complaint asserting the same claims against the same defendants. The Company filed a motion to dismiss the amended complaint on April 25, 2022, which became fully briefed as of June 27, 2022. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Note 20.    Subsequent Events

Nasdaq Stock Market Notification

On July 14, 2022, the Company received a notice from the Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of the Company’s common stock has been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”). The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Global Market. The Company has 180 calendar days, or until January 10, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the minimum bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the Minimum Bid Price Requirement by January 10, 2023, the Company may be eligible for an additional 180-calendar day compliance period if it elects to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), the Company’s common stock will become subject to delisting. In the event that the Company receives notice that its common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel. The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

Table of Content
Haisco Receivable

Effective as of July 7, 2022, the Company and Haisco amended the terms of the Haisco Agreement, pursuant to which Haisco Agreement Aquestive granted Haisco an exclusive license to develop and commercialize Exservan™ (riluzole oral film) for the treatment of amyotrophic lateral sclerosis, or ALS, in China and Aquestive will serve as the exclusive sole manufacturer and supplier for Exservan in China. The amendment provides that the due date of the $7,000 upfront payment due from Haisco under the Haisco Agreement will be the first to occur of: (i) the date that Haisco receives an official written confirmation from the NMPA that the NMPA will receive and accept a Regulatory Approval Application with respect to Exservan in China that recognizes the Company as the MAH, and (ii) 21 business days after Haisco receives a copy of a written acknowledgement from the FDA that the U.S. NDA for Exservan was transferred to the Company from a third-party licensee of Exservan in the United States. The amendment further provides that the Haisco Agreement may be terminated by Haisco upon written notice to the Company if the Company is not the holder of the NDA for Exservan in the United States within six months from the effective date of the amendment and Haisco has not received an official written confirmation from the NMPA that the NMPA accepts a Regulatory Approval Application with respect to Exservan that recognizes the Company as the MAH in China.

Table of Content

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

These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of Libervant™, AQST-109 and AQST-108 through the regulatory and development pipeline; the focus on growing our commercial sales of Sympazan® and continuing to manufacture Suboxone®, Exservan® and other licensed products; the ability to address the concerns identified in the FDA's Complete Response Letter dated September 25, 2020 regarding the New Drug Application ("NDA") for Libervant and obtain FDA approval of Libervant for U.S. market access; the ability to obtain approval from the NMPA of the Marketing Authorization for the sale of Exservan in China and to transfer the NDA for Exservan to the Company from a third-party licensee of Exservan in the United States, and the risk of receiving payments under the Haisco Agreement relating thereto; clinical trial timing and plans for AQST-109 and AQST-108; the ability to fund our business operations; and business strategies, market opportunities, and other statements that are not historical facts. These forward-looking statements are also subject to the uncertain impact of the COVID-19 global pandemic on our business including with respect to our clinical trials including site initiation, patient enrollment and timing and adequacy of clinical trials; on regulatory submissions and regulatory reviews and approvals of our product candidates; pharmaceutical ingredients and other raw materials supply chain, manufacture and distribution; sale of and demand for our products; our liquidity and availability of capital resources, customer demand for our products and services; customers' ability to pay for goods and services; and ongoing availability of an appropriate labor force and skilled professionals. Given these uncertainties, we are unable to provide assurance that operations can be maintained as planned prior to the COVID-19 pandemic.

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

Table of Content
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

Table of Content
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

Table of Content
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

In July 2022, we reported positive topline results from the final two arms of Part 3 of the EPIPHAST study for AQST-109. The purpose of Part 3 was to continue to study the administration of the film under a variety of conditions to further characterize its pharmacokinetics, pharmacodynamics, and safety. The final two arms were designed to assess the impact of (1) administering the film sublingually two minutes after consuming a peanut butter sandwich and (2) swallowing the film whole immediately with water. Part 3 study results demonstrated consistent Tmax of 12 minutes with sublingual administration of AQST-109 epinephrine oral film, after consuming a peanut butter sandwich. Part 3 study results also showed an unexpectedly high level of gastrointestinal absorption after swallowing AQST-109 whole immediately with water.

Aquestive is conducting its EPIHPHAST II study comparing AQST-109 to epi 0.3mg IM injection (repeat dose) and AQST-109 to EpiPen 0.3mg (single dose). This data, along with the data from the complete EPIPHAST study, will be the basis for the End-of-Phase 2 meeting with the FDA that the Company plans to request in the fourth quarter 2022. This study will be designed to show the direct comparison of AQST-109 to EpiPen. We expect to move forward with the manufacture of registration batches, have an additional meeting with the FDA and, based on those studies, begin pivotal studies of AQST-109 by the end of 2022.

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

Licensed Commercial Products and Product Candidates

Our portfolio also includes products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the years ended December 31, 2021 and 2020, our licensed product portfolio generated $42.3 million and $40.2 million in revenue to Aquestive, respectively. Those products include:

•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone Sublingual Film was launched by our licensee, Indivior Inc., or Indivior, in 2010. Suboxone is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone Sublingual Film and have produced over 2.2 billion doses of Suboxone since its launch in 2010. As of June 30, 2022, Suboxone branded products retain approximately 36% film market share as generic film-based products have penetrated this market. We have filed patent infringement lawsuits against certain companies relating to generic film-based products for buprenorphine-naloxone. More details regarding these lawsuits are described in the unaudited financial statements, Note 19. Contingencies, contained herein.

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

In March 2022, we announced the grant of an exclusive license to Haisco Pharmaceutical Group Co., Ltd. ("Haisco") for Haisco to develop and commercialize Exservan for the treatment of ALS in China. Haisco is a China-based public pharmaceutical company. Haisco will lead the regulatory and commercialization activities for Exservan in China. Aquestive will serve as the exclusive sole manufacturer and supplier for Exservan in China. Under the Haisco Agreement, Haisco is obligated to pay Aquestive an upfront cash payment, regulatory milestone payments, and double-digit royalties on net sales of Exservan in China and Aquestive will earn manufacturing revenue on the sale of Exservan in China as the exclusive supplier of Exservan in China.

•KYNMOBI®– a sublingual film formulation of apomorphine, which is a dopamine agonist, was developed to treat episodic off-periods in Parkinson’s disease. We licensed our intellectual property to Cynapsus Therapeutics, Inc., a company that was acquired by Sunovion Pharmaceuticals Inc., or Sunovion, for the commercialization of KYNMOBI under an Agreement dated April 1, 2016, as amended (the "Sunovion License Agreement"). KYNMOBI was approved

Table of Content
by the FDA on May 21, 2020 and commercially launched by Sunovion in September 2020. On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. We received an aggregate amount of $50,000 through June 30, 2022 under the Monetization Agreement. Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential gross proceeds under the Monetization Agreement of $125,000. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of June 30, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement.

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

Table of Content
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

Table of Content
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

Table of Content

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

Table of Content

•Seeking to obtain the approval and subsequent launch of Libervant, subject to approval by the FDA for U.S. market access, which cannot be assured;

•Continuing the development of AQST-109 and AQST-108 along the 505(b)(2) pathway; and

•Growing the revenue contribution from Sympazan as a first step to position Aquestive in the epilepsy community.

Interest Expense

Interest expense consists of interest costs on our 12.5% Notes at a fixed rate of 12.5%, payable quarterly, as well as amortization of loan costs and the debt discount.  The 12.5% Notes are discussed in Note 13, 12.5 % Senior Secured Notes and Loans Payable, to our consolidated financial statements. See Liquidity and Capital Resources below for further detail on our 12.5% Notes.

Royalties and Interest Expense related to the Sale of Future Revenue

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone, and recorded these payments as a liability related to the sale of future revenue that will be amortized using the effective interest method over the life of the Monetization Agreement.. Although we sold all of our rights to receive royalties and milestones, as a result of our ongoing obligations related to the generation of these royalties, we will account for these royalties as revenue. We have received an aggregate amount of $50,000 through June 30, 2022 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of June 30, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Revenues:

The following table sets forth our revenue data for the periods indicated.

Table of Content

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except %)	2022	2021	$	%	2022	2021	$	%
Manufacture and supply revenue	$9,874	$10,665	$(791)	(7)%	$19,045	$17,176	$1,869	11%
License and royalty revenue	552	2,311	(1,759)	(76)%	1,058	4,672	(3,614)	(77)%
Co-development and research fees	241	456	(215)	(47)%	644	894	(250)	(28)%
Proprietary product sales, net	2,598	1,913	685	36%	4,788	3,725	1,063	29%
Total revenues	$13,265	$15,345	$(2,080)	(14)%	$25,535	$26,467	$(932)	(4)%

For the three months ended June 30, 2022, total revenues decreased 14% or $2,080 compared to same period in the prior year. For the six months ended June 30, 2022, total revenues decreased 4% or $932 compared to same period in the prior year. The decrease was primarily due to lower revenue from license and royalty as well as co-development and research fees.

Manufacture and supply revenue decreased 7% or $791 for the three months ended June 30, 2022 compared to the same period in the prior year due to a decline in Suboxone manufacturing volume. Manufacture and supply revenue increased 11% or $1,869 for the six months ended June 30, 2022 compared to the same period in the prior year. This increase was due to higher Suboxone manufacturing volume.

License and royalty revenue decreased 76% or $1,759 for the three months ended June 30, 2022 compared to the same period in the prior year. License and royalty revenue decreased 77% or $3,614 for the six months ended June 30, 2022 compared to the same period in the prior year. This decrease was primarily due to the remaining deferred revenue of $2,098 from the terminated license and supply agreement with Fortovia Therapeutics Inc., as well as milestone revenue earned from KemPharm, Inc. of $2,000 that were recognized in 2021 and did not reoccur in 2022.

Co-development and research fees decreased 47% or $215 for the three months ended June 30, 2022 compared to the same period in the prior year. Co-development and research fees decreased 28% or $250 for the six months ended June 30, 2022 compared to the same period in the prior year. The decrease was driven by the timing of the achievement of research and development performance obligations and are expected to fluctuate from one reporting period to the next.

Proprietary product sales, net increased 36% or $685 for the three months ended June 30, 2022 compared to the same period in the prior year. Proprietary product sales, net increased 29% or 1,063 for the six months ended June 30, 2022 compared to the same period in the prior year. The increase was due to a steady rise in acceptance with the medical and patient communities over time which led to increased prescriptions for Sympazan, our proprietary product.

Expenses and Other:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except %)	2022	2021	$	%	2022	2021	$	%
Manufacture and supply	$5,242	$4,466	$776	17%	$9,456	$7,223	$2,233	31%
Research and development	5,198	4,262	936	22%	9,971	7,921	2,050	26%
Selling, general and administrative	15,587	13,134	2,453	19%	28,608	26,365	2,243	9%
Interest expense	1,635	2,757	(1,122)	(41)%	3,253	5,518	(2,265)	(41)%
Interest expense related to the sale of future revenue, net	1,937	3,466	(1,529)	(44)%	3,798	6,800	(3,002)	(44)%
Interest and other income, net	(32)	(373)	341	91%	(29)	(321)	292	91%

Manufacture and supply costs and expenses increased 17% or $776 for the three months ended June 30, 2022 compared to the same period in the prior year. The increase was due to higher costs related to raw material and production. Manufacture and supply costs and expenses increased 31% or $2,233 for the six months ended June 30, 2022 compared to the same period in the prior year. The increase was to support volume growth, along with higher costs related to raw material and production.

Table of Content
Research and development expenses increased 22% or $936 for the three months ended June 30, 2022 compared to the same period in the prior year. Research and development expenses increased 26% or 2,050 for the six months ended June 30, 2022 compared to the same period in the prior year. Research and development expenses are driven primarily by the timing of clinical trial and other product development activities associated with our pipeline.

Selling, general and administrative expenses increased 19% or $2,453 for the three months ended June 30, 2022 as compared to the same period in the prior year. Selling, general and administrative expenses increased 9% or 2,243 for the six months ended June 30, 2022 as compared to the same period in the prior year. The increase was related to severance cost of $2,336 recorded during the three months ended June 30, 2022 and litigation expense that arose through the course of business during the three and six months ended June 30, 2022.

Interest expense decreased 41% or $1,122 and 41% or $2,265 for the three and six months ended June 30, 2022, compared to the same respective periods in the prior year. The decrease was driven by a loss on the extinguishment of debt that was recognized in connection with the Fourth Supplemental Indenture to the 12.5 % Senior Secured Notes during the fourth quarter of 2021, which resulted in a lower net carrying value of debt in 2022.

Interest expense related to the sale of future revenue, net was $1,937 and 3,798 for the three and six months ended June 30, 2022. This amount is due to the accounting associated with the sale of future revenue related to KYNMOBI® sold to Marathon on November 3, 2020 and does not represent a monetary obligation or cash outflow at any time during the life of the transaction. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of June 30, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement. This current forecast resulted in a decrease to the interest expense related to the sale of future revenue. See Note 15 for details.

Interest and other income, net increased $341 and $292 for the three and six months ended June 30, 2022 compared to the same period in the prior year. This was due to the fair value adjustment of the put option related to the 12.5% Notes. See Note 13 for details.

Liquidity and Capital Resources

Sources of Liquidity

The Company's on-going business, existing cash and equivalents, expense management activities as well as access to the equity capital markets, including through our ATM facility and under the Lincoln Park Purchase Agreement, potentially provide near term funding opportunities for the Company. In addition, pursuant to the Fifth Supplemental Indenture, the holders of the 12.5% Notes extended to March 31, 2023 from June 30, 2022 our ability to access, at our option, up to $30,000 of 12.5% Notes re-openers under the Indenture, subject to the Company obtaining FDA approval of Libervant for U.S. market access, and that the holders of 12.5% Notes have the right, but not the obligation, to purchase the $30,000 12.5% Notes re-openers.

We had $17,695 in cash and cash equivalents as of June 30, 2022. However, the Company’s ability to fund the execution of our business objectives cannot be assured.

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through June 30, 2022 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of June 30, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement.

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

Table of Content

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

On May 13, 2022, pursuant to the Fifth Supplemental Indenture, the holders of the 12.5% Notes further extended to March 31, 2023 from June 30, 2022, the Company's ability to access, at the Company's option, $30,000 of 12.5% Notes re-openers under the Indenture. The Fifth Supplemental Indenture also provided that the Company will only be able to access the re-openers upon FDA approval of Libervant for U.S. market access, and that the holders of 12.5% Notes have the right, but not the obligation, to purchase the re-openers. If and to the extent that we access these re-openers, we will grant warrants to the holders of the 12.5% Notes to purchase up to 714,000 shares of the Company's common stock, with the strike price calculated based on the 30-day volume weighted average closing price of our common stock at the warrant grant date.

In 2019, we established an “At-The-Market” (ATM) facility pursuant to which we may offer up to $25,000 of shares of common stock. In the first quarter of 2021, we filed a prospectus supplement to offer up to an additional $50,000 of shares of common stock under the ATM facility. Since inception to June 30, 2022, we sold 8,886,297 shares which generated net cash proceeds of approximately $38,306, net of commissions and other transaction costs of $1,903. For the six months ended June 30, 2022, we sold 1,404,878 shares which provided net proceeds of approximately $2,473, net of commissions and other transaction costs of $139. This ATM facility has approximately $34,791 available at June 30, 2022.

On April 12, 2022, we entered into the Lincoln Park Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations under the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of our common stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that we will not issue, and Lincoln Park will not purchase, shares of common stock if it would result in their beneficial ownership exceeding 9.99%. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. For the six months ended June 30, 2022, the Company sold 1,611,181 shares including commitment shares, which provided proceeds of approximately $1,987 in connection with the Lincoln Park Purchase Agreement. On April 13, 2022, the Company filed a prospectus supplement in connection with this offering.

On June 6, 2022, we entered into securities purchase agreements ("Securities Purchase Agreements") with certain purchasers. The Securities Purchase Agreements provide for the sale and issuance by us of an aggregate of: (i) 4,850,000 shares of common stock, (ii) pre-funded warrants to purchase up to 4,000,000 shares of common stock and (iii) common stock warrants to purchase up to 8,850,000 shares of common stock. We received net proceeds of approximately $7,796, after deducting placement agent fees and expenses and estimated offering expenses payable by us. The pre-funded warrants were fully exercised and no common stock warrants issued pursuant to the Securities Purchase Agreements were exercised during the six-months ended June 30, 2022.

Cash Flows

Six Months Ended June 30, 2022 and 2021

(in thousands)	2022	2021
Net cash (used for) operating activities	$(21,044)	$(15,853)
Net cash (used for) investing activities	(781)	(297)
Net cash provided by financing activities	11,496	18,577
Net decrease in cash and cash equivalents	$(10,329)	$2,427

Net Cash (Used for) Operating Activities

Table of Content
Net cash used for operating activities for the six months ended June 30, 2022 increased by $5,191 compared to the same period in the prior year. The increase was related to a higher net loss of $2,483 and lower non-cash operating expenses of $5,521, offset by changes in operating assets and liabilities of $2,813. The lower non-cash operating expenses were primarily due to less interest expense related to sale of future revenue ($3,007) and less amortization of debt issuance costs ($2,279). The change in operating assets and liabilities was primarily due to higher trade and other receivables, as well as increased deferred revenue related to a License, Development and Supply Agreement that we entered into with Haisco.

Net Cash (Used for) Investing Activities

Net cash used for investing activities for the six months ended June 30, 2022 increased by $484 compared to the same period in the prior year. The use of cash was related to capital expenditures.

Net Cash (Used for) Financing Activities

Net cash provided for financing activities for the six months ended June 30, 2022 decreased by $7,081 compared to the same period in the prior year. The decrease was due to less share purchase proceeds under the ATM facility in 2022, partially offset by proceeds from issuance of common stocks and warrants under private equity offerings in 2022. See Note 1 for details.

Funding Requirements

The Company's on-going business, existing cash and equivalents, expense management activities as well as access to the equity capital markets, including through our ATM facility and under the Lincoln Park Purchase Agreement, potentially provide near term funding opportunities for the Company. In addition, there is up to $30,000 available under the existing debt facility upon the full approval of Libervant by the FDA for U.S. market access. We can provide no assurance that any of these sources of funding, either individually or in combination, will be available on reasonable terms, if at all, or sufficient to fund our business objectives. In addition, we may be required to utilize available financial resources sooner than expected. We have based our expectation on assumptions that could change or prove to be inaccurate, due to unrelated factors including factors arising in the capital markets, asset monetization markets, regulatory approval process, including the full approval of Libervant by the FDA for U.S. market access, and regulatory oversight and other factors. Key factors and assumptions inherent in our planned continued operations and anticipated growth include, without limitation, those related to the following:

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

•full FDA approval of our drug candidate Libervant for U.S. market access;

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

Table of Content
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

To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience further dilution and the terms of these securities could include liquidation or other preferences (if and to the extent permitted under the Indenture) that would adversely affect our stockholders’ rights.  Our ability to secure additional equity financing could be significantly impacted by numerous factors including our operating performance and prospects, positive or negative developments in the regulatory approval process for our proprietary products, timely achievement of regulatory approval of our late-stage proprietary products, our existing level of debt which is secured by substantially all of our assets, restriction under the Indenture, and general financial market conditions, and there can be no assurance that we will continue to be successful in raising capital or that any such needed financing will be available, available on favorable or acceptable terms or at the times, or in the amounts needed, if at all. Additionally, while the potential economic impact brought on by and the duration of the coronavirus pandemic is difficult to assess or predict, the significant impact of the coronavirus pandemic on the global financial markets, and on our own stock trading price, may reduce our ability to access additional capital, which would negatively impact our short-term and longer-term liquidity.

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

As of June 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Table of Content

We will need substantial additional capital to fund our operations, which may not be available on acceptable terms, if at all.

The Company’s cash requirements for 2022 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of our products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of June 30, 2022, we had $17.7 million of cash and cash equivalents.

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

Under the Monetization Agreement, additional aggregate contingent payments of up to $75.0 million may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125.0 million. Based on the current forecast of estimated KYNMOBI sales as of June 30, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement.

With the upfront proceeds of the monetization, we repaid $22.5 million of the Senior Secured Notes due 2025 (the "12.5% Notes"), and issued $4.0 million of new 12.5% Notes in lieu of paying a prepayment premium on the early repayment of the 12.5% Notes, reducing the aggregate principal balance of 12.5% Notes outstanding to $51.5 million, and such aggregate principal amount remains outstanding as of June 30, 2022. In addition, the holders of the 12.5% Notes agreed to extend to March 31, 2023 from June 30, 2022, our ability to access, at our option, subject to certain conditions, an additional $30.0 million of 12.5% Notes re-openers under the Indenture. If and to the extent that we access these re-openers, we will grant warrants to purchase up to 714,000 shares of common stock, with the strike price calculated based on the 30-day volume weighted average closing price of our common stock at the warrant grant date. In addition, as of the closing of this monetization transaction, we issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of our common stock.

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

On May 13, 2022, pursuant to the Fifth Supplemental Indenture, the holders of the 12.5% Notes further extended to March 31, 2023 from June 30, 2022, our ability to access, at our option, $30.0 million of 12.5% Notes re-openers under the Indenture. The Fifth Supplemental Indenture also provided that the Company's access to re-openers is subject to the full approval of Libervant by the U.S Food and Drug Administration for sale in the United States, which full approval includes U.S. market access for Libervant. In addition, the Fifth Supplemental Indenture provided that the holders of 12.5% Notes have the right, but not the obligation, to purchase the re-openers.

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

Table of Content
bankruptcy protection or other alternatives that would likely result in our stockholders losing most if not all of their investment in us.

We may not receive any payments under our License Agreement with Haisco Pharmaceutical Group Co., Ltd. ("Haisco").

In March 2022, we announced the grant of an exclusive license (the “Haisco Agreement”) to Haisco for Haisco to develop and commercialize Exservan for the treatment of ALS in China. Under the Haisco Agreement, Haisco is obligated to pay us an upfront cash payment, regulatory milestone payments, and double-digit royalties on net sales of Exservan in China and we will earn manufacturing revenue on the sale of Exservan in China as the exclusive supplier of Exservan in China if approved for marketing and sale.

Pursuant to the Haisco Agreement, Haisco has been appointed to serve as our agent for matters relating to the commercialization of Exservan in China, including obtaining approval to market and sell (“Marketing Authorization”) Exservan in China. Subsequent to the execution of the Haisco Agreement in March 2022, the Chinese equivalent of the FDA (the “NMPA”) raised an issue regarding the named holder of the U.S. New Drug Application (NDA) for Exservan in relation to the application for Marketing Authorization of Exservan in China. It is not clear whether the NMPA will require that Aquestive be the holder of the NDA in order to approve the Marketing Authorization for Exservan in China, or whether the NMPA will find that Aquestive’s qualifications as the exclusive licensor, manufacturer and innovator of Exservan will be sufficient for the NMPA to approve Aquestive as the drug sponsor for Exservan in China and grant the Marketing Authorization for Exservan in China. Prior to entering into the Haisco Agreement, the Company had assigned the NDA for Exservan to another third-party in connection with a license agreement in the U.S. for Exservan and is not currently the named holder of the NDA. As a result of this issue, we have not received the $7 million upfront payment that was due from Haisco under the Haisco Agreement. Effective as of July 7, 2022, the Company and Haisco amended the terms of the Haisco Agreement to provide that the due date of the $7 million upfront payment due from Haisco under the Haisco Agreement will be the first to occur of: (i) the date that Haisco receives an official written confirmation from the NMPA that NMPA will receive and accept a Regulatory Approval Application with respect to Exservan in China that recognizes the Company as the MAH, and (ii) 21 business days after Haisco receives a copy of a written acknowledgement from the FDA that the U.S. NDA for Exservan was transferred to the Company from a third-party licensee of Exservan in the United States. The amendment further provides that the Haisco Agreement may be terminated by Haisco upon written notice to the Company if the Company is not the holder of the NDA for Exservan in the United States within six months from the effective date of the amendment and Haisco has not received an official written confirmation from the NMPA that the NMPA accepts a Regulatory Approval Application with respect to Exservan that recognizes the Company as the MAH in China. There is no assurance that the Company will receive the $7 million upfront payment due from Haisco, or that there will be any other contribution to the Company of cash payments, royalties or manufacturing revenue on launch of the product in China if we are not able to resolve this issue with the NMPA or obtain the approval from the FDA of the transfer of the NDA to the Company.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Table of Content
None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Table of Content
Item 6.    Exhibits

The exhibits listed below are filed or furnished as part of this report.

Number	Description
10.1	Executive Employment Agreement between the Company and Daniel Barber, effective on July 15, 2022.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101)

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Somerset, State of New Jersey.

Aquestive Therapeutics, Inc. (REGISTRANT)

Date:	August 2, 2022	/s/ Daniel Barber
Daniel Barber
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2022	/s/ A. Ernest Toth, Jr.
A. Ernest Toth, Jr.
Chief Financial Officer
(Principal Financial Officer)