Form 10-Q
period 2022-09-30
Aquestive Therapeutics, Inc.
filed 2022-11-01
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of outstanding shares of the registrant’s common stock, par value of $0.001 per share, as of the close of business on October 24, 2022 was 54,156,014.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
FORM 10-Q

Table of Content
PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (Unaudited)

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$18,649	$28,024
Trade and other receivables, net	10,737	12,120
Inventories, net	6,725	4,038
Prepaid expenses and other current assets	1,976	3,077
Total current assets	38,087	47,259
Property and equipment, net	4,284	5,055
Right-of-use assets, net	2,094	2,725
Intangible assets, net	1,487	51
Other non-current assets	5,893	6,903
Total assets	$51,845	$61,993

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$11,072	$8,314
Accrued expenses	7,733	8,736
Lease liabilities, current	846	899
Deferred revenue, current	774	765
Liability related to the sale of future revenue, current	1,910	1,225
Loans payable, current	14,225	2,025
Total current liabilities	36,560	21,964
Loans payable, net	38,675	51,551
Liability related to the sale of future revenue, net	63,308	59,059
Lease liabilities	1,340	1,946
Deferred revenue	17,622	7,122
Other non-current liabilities	2,159	2,485
Total liabilities	159,664	144,127
Contingencies (Note 19)

Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; 53,852,126 and 41,228,736 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	54	41
Additional paid-in capital	190,982	174,621
Accumulated deficit	(298,855)	(256,796)
Total stockholders’ deficit	(107,819)	(82,134)
Total liabilities and stockholders’ deficit	$51,845	$61,993
See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$11,463	$13,287	$36,998	$39,754
Costs and expenses:
Manufacture and supply	4,625	4,400	14,081	11,623
Research and development	3,232	4,726	13,203	12,647
Selling, general and administrative	12,459	12,129	41,067	38,494
Total costs and expenses	20,316	21,255	68,351	62,764
Loss from operations	(8,853)	(7,968)	(31,353)	(23,010)
Other income/ (expenses):
Interest expense	(1,649)	(2,787)	(4,902)	(8,305)
Interest expense related to the sale of future revenue, net	(2,039)	(3,767)	(5,837)	(10,567)
Interest and other income (expense), net	5	(33)	34	288
Net loss before income taxes	(12,536)	(14,555)	(42,058)	(41,594)
Income taxes	—	—	—	—
Net loss	$(12,536)	$(14,555)	$(42,058)	$(41,594)
Comprehensive loss	$(12,536)	$(14,555)	$(42,058)	$(41,594)

Net loss per share - basic and diluted	$(0.23)	$(0.37)	$(0.90)	$(1.12)
Weighted-average number of common shares outstanding - basic and diluted	53,424,922	39,224,863	46,828,218	37,297,892

See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/Deficit
	Shares	Amount

Balance at December 31, 2021	41,228,736	$41	$174,621	$(256,796)	$(82,134)
Common Stock issued under public equity offering	391,652	—	1,360	—	1,360
Costs of common stock issued under public equity offering	—	—	(62)	—	(62)
Share-based compensation expense	—	—	913	—	913
Other	—	—	1	(1)	—
Net loss	—	—	—	(13,220)	(13,220)
Balance at March 31, 2022	41,620,388	41	176,833	(270,017)	(93,143)
Fair value of warrants issued	—	—	5,874	—	5,874
Common Stock issued under private equity offering	6,686,491	7	4,622	—	4,629
Costs of common stock issued under private equity offering	—	—	(824)	—	(824)
Common Stock issued upon warrant exercises	4,000,000	4	(4)	—	—
Common Stock issued under public equity offering	1,013,226	1	1,251	—	1,252
Costs of common stock issued under public equity offering	—	—	(77)	—	(77)
Shares issued under employee stock purchase plan	23,884	—	15	—	15
Share-based compensation expense	—	—	2,219	—	2,219
Other	—	—	(1)	1	—
Net loss	—	—	—	(16,302)	(16,302)
Balance at June 30, 2022	53,343,989	53	189,908	(286,318)	(96,357)
Common Stock issued under public equity offering	501,472	1	641	—	642
Costs of common stock issued under public equity offering	—	—	(98)	—	(98)
Share-based compensation expense	—	—	535	—	535
Vested restricted stock units	6,665	—	(3)	—	(3)
Other	—	—	(1)	(1)	(2)
Net loss	—	—	—	(12,536)	(12,536)
Balance at September 30, 2022	53,852,126	$54	$190,982	$(298,855)	$(107,819)

Table of Content

Balance at December 31,2020	34,569,254	$35	$137,725	$(186,257)	$(48,497)
Common Stock issued under public equity offering	1,672,104	1	10,196	—	10,197
Costs of common stock issued under public equity offering	—	—	(306)	—	(306)
Share-based compensation expense	—	—	1,507	—	1,507
Other	—	—	(27)	—	(27)
Net loss	—	—	—	(14,672)	(14,672)
Balance at March 31, 2021	36,241,358	36	149,095	(200,929)	(51,798)
Common Stock issued under public equity offering	2,304,949	3	9,238	—	9,241
Costs of common stock issued under public equity offering	—	—	(627)	—	(627)
Shares issued under employee stock purchase plan	19,270	—	76	—	76
Share-based compensation expense	—	—	1,710	—	1,710
Vested restricted stock units	2,665	—	(4)	—	(4)
Net loss	—	—	—	(12,367)	(12,367)
Balance at June 30, 2021	38,568,242	39	159,488	(213,296)	(53,769)
Common Stock issued under public equity offering	1,509,818	1	6,221	—	6,222
Costs of common stock issued under public equity offering	—	—	(135)	—	(135)
Share-based compensation expense	—	—	1,900	—	1,900
Vested restricted stock units	5,185	—	(9)	—	(9)
Other	—	—	1	—	1
Net loss	—	—	—	(14,555)	(14,555)
Balance at September 30, 2021	40,083,245	$40	$167,466	$(227,851)	$(60,345)

See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(42,058)	$(41,594)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	1,990	2,233
Share-based compensation	3,667	5,128
Amortization of debt issuance costs and discounts	157	3,604
Interest expense related to the sale of future revenue, net	5,683	10,457
Other, net	60	(248)
Changes in operating assets and liabilities:
Trade and other receivables, net	1,257	(6,726)
Inventories, net	(2,687)	(402)
Prepaid expenses and other assets	2,111	1,793
Accounts payable	2,758	(874)
Accrued expenses and other liabilities	(2,357)	(2,046)
Deferred revenue	10,509	3,757
Loans payable	675	—
Net cash used for operating activities	(18,235)	(24,918)
Investing activities:
Capital expenditures	(998)	(380)
Additions to intangible assets	(1,500)	—
Net cash used for investing activities	(2,498)	(380)
Financing activities:
Proceeds from common stock issued under public equity offering, net	3,017	24,592
Proceeds from common stock issued under private equity offering, net	3,805	—
Proceeds from issuance and exercise of warrants	5,874	—
Proceeds from shares issued under employee stock purchase plan	15	76
Premium paid to retire debt	(1,350)	—
Payments for taxes on share-based compensation	(3)	(13)
Net cash provided by financing activities	11,358	24,655
Net (decrease) increase in cash and cash equivalents	(9,375)	(643)
Cash and cash equivalents at beginning of period	28,024	31,807
Cash and cash equivalents at end of period	$18,649	$31,164

Supplemental disclosures of cash flow information:
Cash payments for interest	$1,609	$4,828

See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share information)

Note 1.    Company Overview and Basis of Presentation

(A) Company Overview

Aquestive Therapeutics, Inc. (together with its subsidiary, “Aquestive” or “the Company”) is a pharmaceutical company advancing current standards of care to solve patients’ problems through simplifying complex delivery methods. The Company is developing pharmaceutical products to deliver complex molecules through alternative administrations to invasive and inconvenient standard of care therapies. Aquestive has five licensed commercialized products which are marketed by our licensees in the U.S. and around the world. The Company is the exclusive manufacturer of these licensed products. The Company also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. The Company is advancing an early stage product pipeline for the treatment of severe allergic reactions, including anaphylaxis. The Company has also developed a product pipeline focused on treating diseases of the central nervous system, or CNS. The Company's production facilities are located in Portage, Indiana, and our corporate headquarters, sales and commercialization operations and primary research laboratory facilities are based in Warren, New Jersey.

(B) Equity Transactions

Equity Offering of Common Stock

On September 11, 2019, the Company established an “At-The-Market” (ATM) facility pursuant to which the Company may offer up to $25,000 worth of shares of common stock, par value $0.001 per share, of the Company (the "Common Stock"). On November 20, 2020, the Company began utilizing the ATM facility. On March 26, 2021, the Company filed a prospectus supplement to offer up to an additional $50,000 worth of shares of Common Stock under the ATM . The 2019 Registration Statement expired under its terms on September 17, 2022. On September 7, 2022, the Company filed a prospectus supplement to register the offer and sale of up to $35,000 worth of shares of Common Stock pursuant to the Amended Equity Distribution Agreement under a shelf registration statement on Form S-3 (Registration Statement No. 333-254775), or the 2021 Registration Statement, that was declared effective by the Securities and Exchange Commission (SEC) on April 5, 2021. The Company discontinued using the 2021 Prospectus upon the filing of the prospectus supplement on September 7, 2022.

For the nine months ended September 30, 2022, the Company sold 1,906,350 shares of Common Stock under the ATM which provided net proceeds of approximately $3,017 after deducting commissions and other transaction costs of $237. For the nine months ended September 30, 2021, the Company sold 5,486,871 worth of shares of Common Stock under the ATM which provided net proceeds of approximately $24,592 after deducting commissions and other transaction costs of $1,068. This ATM facility has approximately $34,358 worth of shares of Common Stock available at September 30, 2022.

On April 12, 2022, the Company entered into a purchase agreement ("Lincoln Park Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), which provides that, upon the terms and subject to the conditions and limitations set forth in the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of Common Stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that we will not issue, and Lincoln Park will not purchase, shares of Common Stock if it would result in their beneficial ownership exceeding 9.99%. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company's common stock. For the nine months ended September 30, 2022, the Company sold 1,611,181 shares including commitment shares, which provided proceeds of approximately $1,987 in connection with the Lincoln Park Purchase Agreement. On April 13, 2022, the Company filed a prospectus supplement in connection with this offering.

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

Table of Content

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

Recent Accounting Pronouncements Not Adopted as of September 30, 2022:

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

Table of Content
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

The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for 2022 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of September 30, 2022, the Company had $18,649 of cash and cash equivalents.

The Company has experienced a history of net losses. The Company's accumulated deficits totaled $298,855 as of September 30, 2022. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company's funding requirements have been met by its cash and cash equivalents, as well as its existing equity and debt offerings, including the Senior Secured Notes due 2025 (the "12.5% Notes"). However, the Company will require additional liquidity to continue its operations over the next 12 months.

The Company began utilizing its ATM facility in November 2020. Since inception to September 30, 2022, the Company sold 9,387,769 shares of Common Stock which generated net cash proceeds of approximately $38,850, net of commissions and other transaction costs of $2,001. For the nine months ended September 30, 2022, the Company sold 1,906,350 shares of Common Stock which provided net proceeds of approximately $3,017, net of commissions and other transaction costs of $237. This ATM facility has approximately $34,358 worth of shares of Common Stock available at September 30, 2022.

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

Table of Content
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

Table of Content
of a sales threshold, the revenue from the milestone payments is recognized at the later of when the actual sales are incurred or the performance obligation to which the sales relate to has been satisfied.

Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some, or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements.  In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Condensed Consolidated Balance Sheet. As of September 30, 2022, and December 31, 2021, such contract assets were $2,150 and $3,087, respectively, consisting primarily of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services.

Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Condensed Consolidated Balance Sheet. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of September 30, 2022, and December 31, 2021, such contract liabilities were $18,396 and $7,887, respectively.

The Company’s revenues were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Manufacture and supply revenue	$8,411	$10,447	$27,456	$27,623
License and royalty revenue	376	328	1,434	5,000
Co-development and research fees	395	523	1,039	1,417
Proprietary product sales, net	2,281	1,989	7,069	5,714
Total revenues	$11,463	$13,287	$36,998	$39,754

Disaggregation of Revenue

The following table provides disaggregated net revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$9,078	$10,530	$31,416	$33,487
Ex-United States	2,385	2,757	5,582	6,267
Total revenues	$11,463	$13,287	$36,998	$39,754

Ex-United States revenues are derived primarily from Indivior Inc. ("Indivior") for product manufactured for markets outside of the United States.

Trade and other receivables, net consist of the following:

	September 30, 2022	December 31, 2021
Trade receivables	$9,358	$9,678
Contract and other receivables	2,150	3,087
Less: allowance for doubtful accounts	(40)	(40)
Less: sales-related allowances	(731)	(605)
Trade and other receivables, net	$10,737	$12,120

Table of Content

The following table presents the changes in the allowance for doubtful accounts:

	September 30, 2022	December 31, 2021
Allowance for doubtful accounts at beginning of the period	$40	$40
Additions charged to expense	—	—
Write-downs charged against the allowance	—	—
Allowance for doubtful accounts at end of the period	$40	$40

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

The following table provides a summary of activity with respect to sales related allowances and accruals for the nine months ended September 30, 2022:

Total Sales Related Allowances

Balance at December 31, 2021	$605
Provision	1,121
Payments / credits	(995)
Balance at September 30, 2022	$731

Total reductions of gross product sales from sales-related allowances and accruals were $1,121 for the nine months ended September 30, 2022. Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction of trade receivables and accruals for wholesaler service fees, co-pay support redemptions and rebates as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and Accounts payable and accrued expenses were $731 and $2,229, respectively, as of September 30, 2022 and $605 and $2,224, respectively, as of December 31, 2021.

Concentration of Major Customers

Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the nine months ended September 30, 2022, Indivor exceeded the 10% threshold for revenue and represented approximately 75% of total revenue. As of September 30, 2022, Indivior and Cardinal Health Inc. exceeded the 10% threshold for outstanding receivables and represented 60% and 12%, respectively, of outstanding receivables. For the nine months ended September 30, 2021, Indivior exceeded the 10% threshold for revenue and represented approximately 73% of total revenue. As of December 31, 2021, two customers exceeded the 10% threshold for outstanding receivables which were Indivior and Cardinal Health Inc. which represented 51% and 12%, respectively, of total trade and other receivables.

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

License Agreement with Sunovion Pharmaceuticals, Inc.

On April 1, 2016, the Company entered into a license agreement with Cynapsus Therapeutics Inc. (the "Sunovion License Agreement"). Cynapsus Therapeutics was later succeeded to in interest by Sunovion Pharmaceuticals, Inc. ("Sunovion"). Pursuant to the Sunovion License Agreement, Sunovion obtained an exclusive, worldwide license (with the right to sub-license) to certain intellectual property, including existing and future patents and patent applications, covering all oral films containing apomorphine for the treatment of off episodes in Parkinson’s disease patients. Sunovion used this intellectual property to develop its apomorphine product KYNMOBI®, which was approved by the United States Food and Drug Administration (FDA) on May 21, 2020 and commercially launched by Sunovion in September 2020. The FDA approval triggered Sunovion's obligation to remit a payment of $4,000 which was received in September 2020 and was included in License and royalty revenues for the year ended December 31, 2020.

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

Purchase and Sale Agreement with an affiliate of Marathon Asset Management ("Marathon")

On November 3, 2020, the Company entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through September 30, 2022 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of September 30, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement. See Note 15 Sale of Future Revenue for further details on the accounting for the Monetization Agreement.

Agreement to Terminate CLA with KemPharm

In March 2012, the Company entered into an agreement with KemPharm, Inc. (“KemPharm”), to terminate a Collaboration and License Agreement entered into by the Company and KemPharm in April 2011. Under the termination arrangement, the Company has the right to participate in any and all value that KemPharm may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving KemPharm and collaborations, royalty arrangements, or other transactions from which KemPharm may realize value from these compounds. The Company received payment of $500 under this arrangement during June 2020 in connection with the FDA's acceptance of a New Drug Application ("NDA") filing for KP-415. On March 2, 2021 KemPharm announced FDA approval of KP 415 (AZTARYSTM) a new once

Table of Content
daily treatment for ADHD. During the second quarter of 2021, the Company received $2,000 of milestone payments in connection with the FDA approval and other regulatory activities.

Licensing and Supply Agreement with Haisco for Exservan™ (Riluzole Oral Film) for ALS Treatment in China

The Company entered into a License, Development and Supply Agreement with Haisco, a Chinese limited company listed on the Shenzhen Stock Exchange, effective as of March 3, 2022 ("Haisco Agreement"), pursuant to which Aquestive granted Haisco an exclusive license to develop and commercialize Exservan™ (riluzole oral film) for the treatment of amyotrophic lateral sclerosis, or ALS (“Exservan"), in China. Under the terms of the Haisco Agreement, Aquestive will serve as the exclusive sole manufacturer and supplier for Exservan in China. Under the Haisco Agreement, as amended, the Company received a $7,000 upfront cash payment, and will receive regulatory milestone payments, receive double-digit royalties on net sales of Exservan in China, and earn manufacturing revenue upon the sale of Exservan in China.

Compensatory Arrangements of Certain Officers

On May 17, 2022, the Company announced that Keith J. Kendall, President and Chief Executive Officer of the Company, was leaving the Company and the Company's Board of Directors, effective May 17, 2022. In connection with his departure, Mr. Kendall and the Company entered into a Separation Agreement, including a Consulting Agreement (collectively, the “Separation Agreement”) dated as of May 17, 2022. Pursuant to the Separation Agreement, Mr. Kendall’s employment with the Company ceased effective as of May 17, 2022 (the “Termination Date”). Under the Separation Agreement, Mr. Kendall received the following principal severance benefits, contingent upon Mr. Kendall's execution and delivery of a customary release of claims: (i) a cash payment consisting of the sum of any previously unpaid base salary through the Termination Date and any accrued and unused vacation time for the 2022 calendar year; (ii) a cash payment consisting of his pro-rata portion of his target bonus in the amount of $280; (iii) a cash payment in the amount of $150, representing 90 days of his base pay in lieu of the required notice period under Mr. Kendall’s employment agreement; (iv) severance payments consisting of (a) a cash payment of $263, which represents an acceleration of the first three installments of Mr. Kendall’s 18-month severance he is entitled to under his employment agreement; (b) monthly severance payments of $53 per month for the first through the seventh months following the Termination Date; (c) $70 paid for the eighth month after the Termination Date; and (d) monthly severance payments of $88 for the ninth through eighteenth months following the Termination Date; (v) accelerated vesting of unvested outstanding equity awards, with options remaining exercisable for the duration of the stated term of each award; and (vi) continuing coverage under the Company’s group health and life insurance plans at the same levels and on the same terms and conditions as are provided to similarly-situated executives, for a period of 18 months. Under the terms of the Separation Agreement, Mr. Kendall will serve as a consultant to the Company, on an as-needed basis providing transition services, strategic planning, financial planning, merger and acquisition advice and consultation, for a period from the Separation Date to December 31, 2022. For these services, Mr. Kendall will receive a consulting fee of $10 per month.

Licensing and Supply Agreement with Atnahs Pharma UK Limited

The Company entered into a License and Supply Agreement with Atnahs Pharma UK Limited, a company registered in England and Wales ("Pharmanovia"), effective as of September 26, 2022 (the "Pharmanovia Agreement"), pursuant to which the Company granted Pharmanovia an exclusive license to certain of the Company's intellectual property to develop and commercialize Libervant™ (diazepam) Buccal Film for the treatment of prolonged or acute, convulsive seizures in all ages in certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa (the "Territory") during the term of the Pharmanovia Agreement. Under the Pharmanovia Agreement, Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and the Company will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory. Pursuant to the Pharmanovia Agreement, the Company received $3,500 upon agreement execution and will receive additional milestone payments upon the occurrence of certain conditions set forth in the Pharmanovia Agreement, additional milestone payments and profit shares, as well as manufacturing fees and royalty fees through the expiration of the Pharmanovia Agreement.

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

Table of Content
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

The Company's 12.5% Senior Secured Notes contain a repurchase offer or put option which gives holders of the option the right, but not the obligation, to require the Company to redeem the Notes up to a capped portion of milestone payments resulting from the Monetization Agreement. This put option was valued based on Level 3 inputs and its fair value was based primarily on an independent third-party appraisal consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants Accounting and Valuation Guide. See Note 13 12.5% Senior Secured Notes and Loans Payable for further discussion.

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

Note 7.    Inventories, Net

The components of Inventory, net are as follows:

	September 30, 2022	December 31, 2021
Raw material	$1,734	$1,442
Packaging material	2,995	1,414
Finished goods	1,996	1,182
Total inventory, net	$6,725	$4,038

Table of Content
Note 8.    Property and Equipment, Net

	Useful Lives	September 30, 2022	December 31, 2021
Machinery	3-15 years	$19,412	$19,250
Furniture and fixtures	3-15 years	769	769
Leasehold improvements	(a)	21,265	21,265
Computer, network equipment and software	3-7 years	2,469	2,469
Construction in progress		1,998	1,162
		45,913	44,915
Less: accumulated depreciation and amortization		(41,629)	(39,860)
Total property and equipment, net		$4,284	$5,055

(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

Total depreciation, amortization, and impairment related to property and equipment was $557 and $724 for the three-month periods ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, these expenses totaled $1,926 and $2,195, respectively.

Note 9.    Right-of-Use Assets and Lease Obligations

The Company leases all realty used as its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of these three leases include the characteristics specified in ASC 842, Leases, that require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases provide remaining terms between 0.5 and 4.0 years, including renewal options expected to be exercised to extend the lease periods.

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

Right-of-use assets recorded upon adoption of ASC 842 totaled $4,048. The Company's lease costs are recorded in manufacture and supply, research and development and selling, general and administrative expenses in its consolidated statements of income. For the three and nine-months ended September 30, 2022, total operating lease expenses totaled $424 and $1,267, respectively, including variable lease expenses such as common area maintenance and operating costs of $110 and $333, respectively. For the three and nine-months ended September 30, 2021, total operating lease expenses totaled $431 and $1,294, respectively, including variable lease expenses such as common area maintenance and operating costs of $117 and $352, respectively.

Table of Content
Maturities of the Company’s operating lease liabilities are as follows:

Remainder of 2022	$324
2023	944
2024	565
2025	565
2026	424
Total future lease payments	2,822
Less: imputed interest	(636)
Total operating lease liabilities	$2,186

Note 10.    Intangible Assets, Net

The following table provides the components of identifiable intangible assets, all of which are finite lived:

	September 30, 2022	December 31, 2021
Purchased intangible	$3,858	$2,358
Purchased patent	509	509
	4,367	2,867
Less: accumulated amortization	(2,880)	(2,816)
Intangible assets, net	1,487	51

Amortization expense was $39 and $13 for each of the three-month periods ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, these expenses totaled $64 and $38, respectively. During the remaining life of the purchased intangible assets, estimated amortization expense is $50 in the remainder of 2022 and $150 in 2023, respectively.

Note 11.    Other non-current Assets

The following table provides the components of other non-current assets:

	September 30, 2022	December 31, 2021
Royalty receivable	5,000	6,000
Other	893	903
Total other non-current assets	$5,893	$6,903

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

Table of Content
Note 12.    Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
Accrued compensation	$4,939	$5,965
Real estate and personal property taxes	351	349
Accrued distribution expenses	2,229	2,224
Other	214	198
Total accrued expenses	$7,733	$8,736

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

On November 3, 2020, the Company entered into the First Supplemental Indenture (the "First Supplemental Indenture" and, together with all other subsequent supplemental indentures and the Base Indenture, collectively, the "Indenture") by and among the Company and U.S. Bank National Association, as Trustee (the "Trustee") and Collateral Agent thereunder to the Base Indenture, by and between the Company and the Trustee. Under the Second Supplemental Indenture, the Company repaid $22,500 of its $70,000 outstanding 12.5% Notes from the upfront proceeds received under the Monetization Agreement. Further, the Company entered into an additional Purchase Agreement with its lenders whereby the Company issued in aggregate $4,000 of additional 12.5% Notes (the "Additional Notes") in lieu of paying a prepayment premium to two lenders on the early repayment of the 12.5% Notes discussed above. The result of these two transactions reduced the net balance of the Company's 12.5% Senior Notes outstanding in the aggregate to $51,500 at December 31, 2020, and such aggregate principal amount remains outstanding as of September 30, 2022. The $4,000 principal issuance will be repaid proportionally over the same maturities as the other 12.5% Notes. The Company also paid to one of its lenders a $2,250 premium as result of the early retirement of debt.

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

The First Supplemental Indenture contains a provision whereby, as the Company receives any cash proceeds from the Monetization Agreement, each noteholder has the right to require the Company to redeem all or any part of such noteholder's outstanding 12.5% Notes at a repurchase price in cash equal to 112.5% of the principal amount, plus accrued and unpaid interest. This repurchase offer is capped at 30% of the cash proceeds received by the Company as the contingent milestones are attained, if any, up through June 30, 2025. A valuation study was performed by an independent third party appraiser and updated as of September 30, 2022. Based on the valuation study, the put option was valued at $108 and has been recorded in Other non-current liabilities. The embedded put option is deemed to be a derivative under ASC 815 Derivatives and Hedging, which requires the recording of the embedded put option at fair value and subject to remeasurement at each reporting period. In addition, as of the closing of this transaction, the Company issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of its common stock.

On August 6, 2021, pursuant to the Third Supplemental Indenture, the holders of the 12.5% Notes extended to June 30, 2022 from December 31, 2021, the Company's ability to access, at the Company's option, $30,000 of 12.5% Notes re-openers

Table of Content
under the Indenture. Under the Third Supplemental Indenture, the first $10,000 of 12.5% Notes re-openers represented a commitment of such amount by current holders of 12.5% Notes, at the option of the Company, contingent upon FDA approval of the Company's product candidate Libervant™ (diazepam) Buccal Film for the management of seizure clusters ("First Additional Securities"). In addition, under the Third Supplemental Indenture, a second $20,000 12.5% Notes re-opener represented a right, at the Company's option, to market to current holders of the Company's 12.5% Notes, and or other lenders, additional 12.5% Notes up to such amount, contingent upon FDA approval of Libervant for U.S. market access ("Second Additional Securities"). If and to the extent that the Company accesses these re-openers, it will grant warrants to purchase up to 714,000 shares of Common Stock, with the strike price calculated based on the 30-day volume weighted average closing price of the Common Stock at the warrant grant date.

On May 13, 2022, pursuant to the Fifth Supplemental Indenture, the holders of the 12.5% Notes further extended to March 31, 2023 from June 30, 2022, the Company's ability to access, at the Company's option, $30,000 of 12.5% Notes re-openers under the Indenture. The Fifth Supplemental Indenture also provided that the Company's access to the First Additional Securities and Second Additional Securities is subject to the full approval of Libervant by the FDA for sale in the United States, which full approval includes U.S. market access for Libervant. In addition, the Fifth Supplemental Indenture provides that the holders of 12.5% Notes have the right, but not the obligation, to purchase the First Additional Securities and Second Additional Securities.

A debt maturity table is presented below:

Remainder of 2022	$—
2023	18,025
2024	21,888
2025	11,587
Total	$51,500

The 12.5% Notes provide a stated fixed interest rate of 12.5%, payable quarterly in arrears, with the initial quarterly principal repayment of 12.5% Notes due on September 30, 2021 and the final quarterly payment due at maturity on June 30, 2025. Principal payments are scheduled to increase annually from 10% of the face amount of the debt then outstanding during the first four quarters to 40% of the 12.5% Notes during the final four quarters. As of September 30, 2022, the Company recorded its principal payments as Loans payable, net on its Condensed Consolidated Balance Sheet.

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

On October 7, 2021, the Company entered into the Fourth Supplemental Indenture, pursuant to which the amortization schedule for the 12.5% Notes has been amended to provide for the date of the first amortization payment to be extended to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of the 12.5% Notes or the interest payment obligation due under the 12.5% Notes. In connection with the Fourth Supplemental Indenture, the Company entered into a Consent Fee Letter with the holders of the 12.5% Notes (the “Consent Fee Letter”), pursuant to which the Company agreed to pay the holders of the 12.5% Notes an additional cash payment ("Consent Fee") of $2,700 in the aggregate, payable in four quarterly payments beginning May 15, 2022. As of September 30, 2022, the Company recorded the Consent Fee as Loans payable, current, on its Consolidated Balance Sheet. Additionally, the Company recognized a loss on the extinguishment of debt of $13,822 for fees and expenses related to the Fourth Supplemental Indenture during the fourth quarter of 2021.

The Company capitalizes legal and other third-party costs incurred in connection with obtaining debt as deferred debt issuance costs and applies the unamortized portion as a reduction of the outstanding face amount of the related loan. Similarly, the Company amortizes debt discounts, such as those represented by warrants issued to its lenders, and offsets those as a direct reduction of its outstanding debt. Amortization expense arising from deferred debt issuance costs and debt discounts related to the 12.5% Notes for the three and nine months ended September 30, 2022 were $4 and $12, respectively, while comparative amortization expenses for the three and nine months ended September 30, 2021 were $1,171 and $3,488, respectively. Unamortized deferred debt issuance costs and deferred debt discounts totaled $31 and $43 as of September 30, 2022 and December 31, 2021, respectively.

Table of Content
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

Note 14.    Warrants

Warrants that were issued in conjunction with the Initial Notes (the “Initial Warrants”) and Additional Notes (the “Additional Warrants”) expire on June 30, 2025 and entitle the noteholders to purchase up to 2,143,000 shares of Common Stock and included specified registration rights. Management estimated the fair value of the Initial Warrants to be $6,800 and the Additional Warrants to be $735, each based on an assessment by an independent third-party appraiser. The fair value of the respective warrants is treated as a debt discount, amortizable over the term of the respective warrants, with the unamortized 12.5% Notes portion applied to reduce the aggregate principal amount of the 12.5% Notes in the Company’s unaudited condensed balance sheet. Additionally, since the Initial Warrants and Additional Warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the warrants, except in the case of a “cash change in control”, the fair value attributed to the warrants is presented in Additional Paid-in Capital in the Company’s unaudited condensed balance sheet. There were no warrants exercised as it relates to the Initial Warrants and the Additional Warrants during the nine-months ended September 30, 2022 or 2021, respectively.

In June 2022, the Company issued pre-funded warrants and Common Stock warrants to certain purchasers in connection with the Securities Purchase Agreements. The pre-funded warrants will expire when exercised in full and entitle purchasers to purchase up to 4,000,000 shares of Common Stock. The Common Stock warrants expire on June 8, 2027 and entitle the purchasers to purchase up to 8,850,000 shares of Common Stock at a price ranging from $0.96 to $1.09 per share. Management estimated the fair value of the pre-funded warrants and Common Stock warrants to be $5,874 based on an assessment by an independent third-party appraiser. The fair value of the pre-funded and Common Stock warrants is treated as equity and presented in Additional Paid-in Capital in the Company’s unaudited condensed balance sheet. The pre-funded warrants were fully exercised and no Common Stock warrants issued pursuant to the Securities Purchase Agreements were exercised during the nine-months ended September 30, 2022.

Note 15.    Sale of Future Revenue

On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through September 30, 2022 under the Monetization Agreement.

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

Table of Content
As royalties are remitted to Marathon from Sunovion, the collection of the royalty receivable and balance of the liability related to the sale of future revenue will be effectively repaid over the life of the agreement. In order to determine the amortization of the liability related to the sale of future revenue, the Company is required to estimate the total amount of future royalty and milestone payments to Marathon over the life of the Monetization Agreement and contingent milestone payments from Marathon to the Company. The sum of future royalty payments less the $50,000 in proceeds received and future contingent payments will be recorded as interest expense over the life of the Monetization Agreement. At execution, the estimate of this total interest expense resulted in an effective annual interest rate of approximately 24.9%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the life of the Monetization Agreement. The Company will periodically assess the estimated royalty and milestone payments to Marathon from Sunovion and contingent milestone payments from Marathon to the Company. To the extent the amount or timing of such payments is materially different from the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty and milestone payments to Marathon from Sunovion, and correspondingly, the amount of interest expense recorded by the Company, most of which are not under the Company's control. Such factors include, but are not limited to, changing standards of care, the initiation of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in government health authority imposed restrictions on the use of products, significant changes in foreign exchange rates as the royalties remitted to Marathon are made in U.S. dollars (USD) while a portion of the underlying sales of KYNMOBI will be made in currencies other than USD, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenue and interest expense related to the sale of future revenue. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of September 30, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization Agreement.

The following table shows the activity of the liability related to the sale of future revenue for the nine months ended September 30, 2022:

Liability related to the sale of future revenue, net at December 31, 2021	$60,284
Royalties related to the sale of future revenue	(903)
Amortization of issuance costs	154
Interest expense related to the sale of future revenue	5,683
Liability related to the sale of future revenue, net (includes current portion of $1,910)	$65,218

Note 16.    Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares.

As a result of the Company’s net loss incurred for the three and nine months ended September 30, 2022 and 2021, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations for the periods.  Therefore, basic and diluted net loss per share were the same for all periods presented as reflected below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(12,536)	$(14,555)	$(42,058)	$(41,594)
Denominator:
Weighted-average number of common shares – basic	53,424,922	39,224,863	46,828,218	37,297,892
Loss per common share – basic and diluted	$(0.23)	$(0.37)	$(0.90)	$(1.12)

As of September 30, 2022 and 2021, respectively, the Company’s potentially dilutive instruments included 5,967,492 and 4,341,967 options to purchase common shares and 168,050 and no unvested restricted stock units that were excluded from the computation of diluted weighted average shares outstanding because these securities had an antidilutive impact due to the

Table of Content
losses reported. Similarly excluded as of September 30, 2022 and 2021, were potentially dilutive warrants for the purchase of 10,564,429 and 1,571,429 shares of common stock for the respective periods.

Note 17.    Share-Based Compensation

The Company recognized share-based compensation in its Condensed Consolidated Statements of Operations and Comprehensive Loss during 2022 and 2021 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Manufacture and supply	$66	$88	$159	$241
Research and development	75	230	406	670
Selling, general and administrative	394	1,582	3,104	4,217
Total share-based compensation expenses	$535	$1,900	$3,669	$5,128

Share-based compensation from:
Restricted stock units	$58	$—	$97	$81
Stock options	477	1,900	3,570	5,036
Employee stock purchase plan	—	—	2	11
Total share-based compensation expenses	$535	$1,900	$3,669	$5,128

Share-Based Compensation Equity Awards

The following tables provide information about the Company’s restricted stock unit and stock option activity during the nine-month period ended September 30, 2022:

Restricted Stock Unit Awards (RSUs):	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2021	—	$—
Granted	192	$2.38
Vested	(10)	$2.55
Forfeited	(14)	$2.06
Unvested as of September 30, 2022	168	$2.39
Vested and expected to vest as of September 30, 2022	154	$2.39

Stock Option Awards:	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding as of December 31, 2021	4,146	$7.28
Granted	1,830	$1.93
Exercised, Forfeited, Expired	(9)	$10.76
Outstanding as of September 30, 2022	5,967	$5.70
Vested and expected to vest as of September 30, 2022	5,800	$5.80
Exercisable as of September 30, 2022	3,651	$7.62

As of September 30, 2022, $301 of unrecognized compensation expense related to unvested restricted stock units is expected to be recognized over a weighted average period of 2.46 years from the date of grant.

Table of Content
The fair values of stock options granted during the nine months ended September 30, 2022 were estimated using the Black-Scholes pricing model based on the following assumptions:

Expected dividend yield	—%
Expected volatility	100%
Expected term (years)	5.5	-	6.1
Risk-free interest rate	2.0%	-	3.4%

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2022 was $1.54. During the nine-month period ended September 30, 2022, stock options were granted with an exercise price ranging from $0.71 to $2.55 and accordingly, given the Company’s share price of $1.17 at September 30, 2022, the intrinsic value provided by certain shares granted during this period was de minimus.

As of September 30, 2022, $2,778 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average period of 2.00 years from the date of grant.

2022 Inducement Equity Incentive Plan

In accordance with Nasdaq Listing Rule 5635(c)(4), the Company adopted the 2022 Equity Inducement Plan approved by the Compensation Committee of the Board of Directors of the Company effective as of July 29, 2022. Under the 2022 Equity Inducement Plan, the Company granted an inducement equity of 100,000 shares of non-qualified Common Stock options award to an officer in September 2022.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP"), as amended and restated effective as of January 1, 2019, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to purchase Common Stock at the lower of 85% of the fair value of shares on either the first or last day of the offering period. During the nine months ended September 30, 2022 and 2021, respectively, 23,884 and 19,270 shares were purchased and issued through the ESPP at total discounts of $2 and $11.

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

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three months ended September 30, 2022 and 2021, the Company recorded no income tax benefit from its pretax losses of $12,536 and $14,555. Similarly for the nine months ended September 30, 2022 and 2021, the Company recorded no income tax benefit from its pretax losses of $42,058 and $41,594.

The primary factor impacting the effective tax rate for the three and nine months ended September 30, 2022 is the anticipated full year operating loss which will require full valuation allowances against any associated net deferred tax assets.

Note 19.    Contingencies

Litigation and Contingencies

From time to time, the Company has been and may again become involved in legal proceedings arising in the course of its business, including product liability, intellectual property, commercial litigation, or environmental or other regulatory matters.

Table of Content
Patent-Related Litigation

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Dr. Reddy’s Labs. S.A. and Dr. Reddy’s Labs., Inc.

On February 7, 2018, the Company and Indivior Inc. and Indivior UK Ltd. (collectively, “Indivior”) initiated a lawsuit against Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “Dr. Reddy’s”) asserting infringement of U.S. Patent No. 9,855,221 (the "221 patent”). On April 3, 2018, the Company and Indivior initiated a separate lawsuit against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,931,305 (the "’305 patent”). On May 29, 2018, the lawsuits regarding the ’221 and ’305 patents were consolidated which was originally initiated by Indivior against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,687,454 (the "’454 patent”). On February 19, 2019, the Court granted the parties’ agreed stipulation to drop the ’221 patent from the case. On January 8, 2020, the Court entered a stipulated order of non-infringement of the ’305 patent based on the Court’s claim construction ruling, and the Company and Indivior preserved the right to appeal the claim construction ruling. On June 28, 2022, pursuant to a settlement agreement between the parties, the Court entered a Stipulation and Order of Dismissal, dismissing all claims and counterclaims with prejudice in the lawsuit.

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

On November 21, 2019, Alvogen filed an amended answer and counterclaims asserting monopolization, attempted monopolization, and conspiracy to monopolize against us and Indivior under federal and New Jersey antitrust laws. The Court denied the Company's motion to dismiss Alvogen’s counterclaims on August 24, 2020. On November 2, 2020, Alvogen filed a second amended answer and counterclaims, removing its allegations of monopolization and attempted monopolization against us and asserting only conspiracy to monopolize against us. Fact discovery on Alvogen’s antitrust counterclaims concluded on January 29, 2021. Expert discovery concluded on October 8, 2021, and dispositive motions were filed on October 26, 2021. The Court heard oral argument on the dispositive motions on August 29, 2022, and the parties are awaiting a ruling from the Court. There is no trial date set. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

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

Table of Content
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

Antitrust Litigation

State of Wisconsin, et al. v. Indivior Inc., Reckitt Benckiser Healthcare (UK) Ltd., Indivior PLC, and MonoSol Rx, LLC,

On September 22, 2016, forty-one states and the District of Columbia, or the States, brought a lawsuit against Indivior and us in the U.S. District Court for the Eastern District of Pennsylvania alleging violations of federal and state antitrust statutes and state unfair trade and consumer protection laws relating to Indivior’s launch of Suboxone Sublingual Film in 2010 and seeking an injunction, civil penalties, and disgorgement. After filing the lawsuit, the case was consolidated for pre-trial purposes with the In re Suboxone (Buprenorphine Hydrochloride and Naloxone) Antitrust Litigation, MDL No. 2445, or the Suboxone MDL, a multidistrict litigation relating to putative class actions on behalf of various private plaintiffs against Indivior relating to its launch of Suboxone Sublingual Film. While the Company was not named as a defendant in the original Suboxone MDL cases, the action brought by the States alleges that the Company participated in an antitrust conspiracy with Indivior in connection with Indivior’s launch of Suboxone Sublingual Film and engaged in related conduct in violation of federal and state antitrust law. The Company moved to dismiss the States’ conspiracy claims, but by order dated October 30, 2017, the Court denied the Company's motion to dismiss. The Company filed an answer denying the States’ claims on November 20, 2017. Daubert motions were filed on September 28, 2020, and oppositions were filed on October 19, 2020. On February 19, 2021, the Court issued an order denying all Daubert motions. On March 8, 2021, Aquestive filed a motion for summary judgment, and briefing on summary judgment motions was completed on May 28, 2021. The hearing on Aquestive’s motion for summary judgment was held on May 18, 2022 and, on October 19, 2022, the Court entered an order dismissing all claims against the Company in the lawsuit. The order dismissing all claims against the Company could be appealed by the plaintiffs in this case. The Company is not able to determine or predict whether the plaintiffs will appeal the order or the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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

On September 18, 2020, Humana, Inc. (“Humana”), a health insurance payor, filed a lawsuit against the Company and Indivior in the Eastern District of Pennsylvania alleging facts similar to those at issue in the Antitrust Case and the Suboxone MDL described above, which lawsuit was assigned to the same judge that is presiding over Antitrust Case and Suboxone MDL. Humana’s Complaint alleges five causes of action against the Company, including conspiracy to violate the RICO Act, fraud under state law, unfair and deceptive trade practices under state law, insurance fraud, and unjust enrichment.

On September 21, 2020, Centene Corporation (“Centene”) and other related insurance payors filed a similar lawsuit against the Company and Indivior in the Eastern District of Missouri. The counsel representing Humana is also representing

Table of Content
Centene in this matter. On September 21, 2020, the Centene action was provisionally transferred to the Eastern District of Pennsylvania by the United States Judicial Panel on Multidistrict Litigation. On January 15, 2021, the Company filed a motion to dismiss the Centene and Humana complaints. The Court in the Eastern District of Pennsylvania dismissed all complaints against the defendants in these matters on July 22, 2021. On August 20, 2021, Centene and Humana appealed the decision to the U.S. Appeals Court for the Third Circuit (“Third Circuit”). Also, on August 20, 2021, Humana filed a complaint in state court in Kentucky, alleging the same causes of action previously filed in the federal case in the Eastern District of Pennsylvania. That state court action is stayed pending resolution of the federal appeal in the Third Circuit. The Third Circuit appeal is fully briefed and oral argument was held on March 31, 2022. The parties are awaiting a ruling from the Third Circuit on the appeal. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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

Shareholder Derivative Litigation

Loreen Niewenhuis v. Keith Kendall, et al.

Table of Content
On December 15, 2021, a purported Aquestive shareholder instituted a derivative action captioned Loreen Niewenhuis v. Keith Kendall, et al. in the United States District Court for the District of New Jersey, purportedly on behalf of the Company, against certain current and former officers and directors of the Company. The case was designated as related to the pending federal securities class action Deanna Lewakowski v. Aquestive Therapeutics, Inc., referenced above, and accepted by the same judge presiding over the securities class action. The complaint in this matter alleges claims for breach of fiduciary duty and contribution. The factual allegations that form the basis of these claims are similar to the disclosure-related allegations asserted in the class action. On April 4, 2022, the plaintiff filed an amended complaint asserting the same claims against the same defendants. The Company filed a motion to dismiss the amended complaint on April 25, 2022, which became fully briefed as of June 27, 2022. There is no date set for a hearing on the motion to dismiss and no trial date has yet been set. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Note 20.    Subsequent Events

Continued Utilization of the At-The-Market Facility

The Company continued utilization of its At-The-Market facility from October 1 through October 31, 2022 and sold 351,150 shares of Common Stock which generated net proceeds of approximately $355.

Positive Decision in States’ Suboxone Antitrust Lawsuit on All Claims

The Company announced that the United States District Court for the Eastern District of Pennsylvania entered an order on October 19, 2022 dismissing all claims against the Company in the Suboxone antitrust lawsuit brought by a group of States’ Attorneys General against Indivior Inc. (f/k/a Reckitt Benckiser Pharmaceuticals, Inc.) and Aquestive, Case No. 16-cv-5073.

Licensing Agreement with Assertio Holdings, Inc.

Effective October 26, 2022, the Company entered into a License Agreement with Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc. (NASDAQ: ASRT) (“Assertio”), a specialty pharmaceutical company offering differentiated products to patients, to license Sympazan® (clobazam) oral film for the adjunctive treatment of seizures associated with Lennox‐Gastaut syndrome in patients aged two years of age or older (the "Assertio License Agreement"). Under the terms of the Assertio License Agreement, the Company granted an exclusive, worldwide license of its intellectual property for Sympazan to Assertio during the term of the Assertio License Agreement for an upfront payment of $9,000. Under the terms of the Assertio License Agreement, Aquestive will receive a $6,000 milestone payment within thirty (30) days after Aquestive's receipt of a notice of allowance from the United States Patent and Trademark Office (PTO) of the Company's patent application U.S. Serial No. 16/561,573, and payment by the Company of the related allowance fee. The Company received the notice of allowance from the PTO and paid the related allowance fee on October 27, 2022. In addition, under the Assertio License Agreement, the Company will receive royalties from Assertio for the sale of the product through the expiration of the Assertio License Agreement. The Company also entered into a long-term supply agreement with Assertio for Sympazan pursuant to which the Company is the exclusive sole worldwide manufacturer and supplier of the product and will receive manufacturing fees from Assertio for the product through the expiration of such supply agreement.

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

These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of AQST-109 and AQST-108 through the regulatory and development pipeline; the focus on continuing to manufacture Suboxone®, Exservan®, Sympazan® and other licensed products; the likelihood that we can overcome the seven year orphan drug exclusivity granted by the FDA for the approved nasal spray product of a competitor in the U.S. in order for Libervant® to be granted U.S. market access; clinical trial timing and plans for AQST-109 and AQST-108; the ability to fund our business operations; and business strategies, market opportunities, and other statements that are not historical facts. These forward-looking statements are also subject to the uncertain impact of the COVID-19 global pandemic on our business including with respect to our clinical trials including site initiation, patient enrollment and timing and adequacy of clinical trials; on regulatory submissions and regulatory reviews and approvals of our product candidates; pharmaceutical ingredients and other raw materials supply chain, manufacture and distribution; sale of and demand for our products; our liquidity and availability of capital resources, customer demand for our products and services; customers' ability to pay for goods and services; and ongoing availability of an appropriate labor force and skilled professionals. Given these uncertainties, we are unable to provide assurance that operations can be maintained as planned prior to the COVID-19 pandemic.

These forward-looking statements are also based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Such risks and uncertainties include, but are not limited to, the risk that we may not overcome the seven year orphan drug exclusivity granted by the FDA for the approved nasal spray product of a competitor in the U.S. in order for Libervant to be granted U.S. market access; risks associated with our development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials; risk of delays in regulatory advancement through the FDA of AQST-109 and our other drug candidates or failure to receive approval; the risk that a competitor obtains FDA orphan drug exclusivity for a product with the same active moiety as any of our other drug products for which we are seeking FDA approval and that such earlier approved competitor orphan drug blocks such other product candidates in the U.S. for seven years for the same indication; risk in obtaining market access for our product candidates for other reasons; risk inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); the risk of the failure to obtain U.S. market access for Libervant to restrict our ability to access additional funding under the Company's 12.5% Notes; risks and uncertainties concerning the revenue stream from the monetization of our royalty rights for the product KYNMOBI®, as well as the achievement of royalty targets worldwide or in any jurisdiction and certain other commercial targets required for contingent payments under the KYNMOBI monetization transaction; risk of development of our sales and marketing capabilities; risk of sufficient capital and cash resources, including access to available debt and equity financing, including under the Company's ATM facility and the Lincoln Park Purchase Agreement, and revenues from operations, to satisfy all of our short-term and longer-term cash requirements and other cash needs, at the times and in the amounts needed, including near-term debt amortization schedules; risk of failure to satisfy all financial and other debt covenants and of any default; short-term and long-term liquidity and cash requirements, cash funding and cash burn; risk related to government claims against Indivior for which we license, manufacture and sell Suboxone® and which accounts for the substantial part of our current operating revenues; risks related to the outsourcing of certain marketing and other operational and staff functions to third parties; risk of the rate and degree of market acceptance of our product and product candidates; the success of any competing products including generics, risk of the size and growth of our product markets; risk of compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to our products; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business including relating to our products and products candidates and product pricing, reimbursement or access therefore; risk of loss of significant customers; risks related to claims and legal proceedings including patent infringement, securities, business torts,

Table of Content
investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; the COVID-19 pandemic and its impact on our business; uncertainties related to general economic, political, business, industry, regulatory and market conditions and other unusual items; and other uncertainties affecting us including those described in the "Risk Factors" section and in other sections included in this Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q, and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC).  Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made.  All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update forward-looking statements, or outlook or guidance after the date of this Quarterly Report on Form 10-Q whether as a result of new information, future events or otherwise, except as may be required by applicable law.  Readers should not rely on the forward-looking statements included in this Quarterly Report on Form 10-Q as representing our views as of any date after the date of the filing of this Quarterly Report on Form 10-Q whether as a result of new information, future events or otherwise, except as may be required by applicable law.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in the risk factors of our 2021 Annual Report on Form 10-K.

Overview

We are a pharmaceutical company advancing current standards of care to solve patients’ problems through simplifying complex delivery methods. The Company is developing pharmaceutical products to deliver complex molecules through alternative administrations to invasive and inconvenient standard of care therapies. Aquestive has five licensed commercialized products which are marketed by our licensees in the U.S. and around the world. The Company is the exclusive manufacturer of these licensed products. The Company also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. The Company is advancing an early stage product pipeline for the treatment of severe allergic reactions, including anaphylaxis. The Company has also developed a product pipeline focused on treating diseases of the central nervous system, or CNS. Our production facilities are located in Portage, Indiana, and our corporate headquarters, sales and commercialization operations and primary research laboratory facilities are based in Warren, New Jersey.

We manufacture licensed products at our FDA, Australian Government Department of Health's Therapeutics Goods Administration, or TGA, and Drug Enforcement Agency, or DEA, inspected facilities and anticipate that our current manufacturing capacity is sufficient for commercial quantities of our products and product candidates currently in development. Not all collaborative or licensed products of the Company that may be commercially launched in the future will necessarily be manufactured by us, such as the case with KYNMOBI®.

Complex Molecule Portfolio

We have also developed a proprietary pipeline of complex molecule-based product candidates as alternatives to invasively administered standard of care injectable therapeutics addressing large market opportunities.

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

Table of Content
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

In September 2022, we reported positive topline results from the EPIPHAST II trial for AQST-109. The EPIPHAST II trial was designed to compare single doses of AQST-109 to EpiPen® 0.3mg and epinephrine 0.3mg intramuscular (IM) injection, as well as repeat doses of AQST-109 to repeat doses of epinephrine 0.3mg IM injection. Results from the single dose administration showed AQST-109 achieved a significantly faster Tmax (12 minutes), compared to both EpiPen® (22.5 minutes) and epinephrine 0.3mg IM injection (45 minutes). AQST-109 repeat dosing provided significantly higher drug plasma concentrations, with a Tmax of 8 minutes after administration, and extensive absorption was observed. The mean maximum concentration (Cmax) of AQST-109 was 465 pg/mL after one dose and 2,958 pg/mL after two doses. In comparison, the epi 0.3mg IM injection Cmax was 489 pg/mL after one dose and 911 pg/mL after two doses. The single dose of EpiPen resulted in a Cmax of 869 pg/mL. Changes in systolic blood pressure and heart rate were similar after a single dose of AQST-109 when compared to a single dose of EpiPen. This data, along with the data from the complete EPIPHAST study, will be the basis for our second End-of-Phase 2 (EoP2) meeting with the FDA. We received a positive written feedback from the FDA after our initial EoP2 meeting request to discuss Chemistry, Manufacturing, and Controls (CMC) for AQST-109, which indicates that our approach to characterizing attributes of AQST-109 appears reasonable in the context of a potential future filing. We plan to obtain guidance and or concurrence on specific questions relating to the clinical components of a potential AQST-109 filing during the EoP2 meeting. At this meeting, we also anticipate receiving feedback on our EPIPHAST study data as well as the proposed clinical development plan for AQST-109. This meeting has been granted by the FDA and is scheduled to occur prior to the end of 2022.

•AQST-108 – is a sublingual film formulation delivering systemic epinephrine that is also in development by Aquestive for the treatment of conditions other than anaphylaxis. AQST-108 is composed of the prodrug dipivefrin which is enzymatically cleaved systemically into epinephrine after administration. Dipivefrin is currently available outside of the U.S. for ophthalmic indications. Based on top-line results of a recent second Phase 1 PK trial in 28 healthy adult volunteers, AQST-108 was generally well-tolerated, with systemic adverse events observed that are consistent with the known adverse events profile for epinephrine. We are on track to request a pre-IND meeting for AQST-108 with the FDA in 2023 and plan to disclose the indication and path forward for development, once we have received feedback from the FDA.

Table of Content
•AQST-305 – is a sublingual film formulation of octreotide, a small peptide that has a similar pharmacological profile to natural somatostatin, for the treatment of acromegaly, as well as severe diarrhea and flushing associated with carcinoid syndrome. Acromegaly is a hormone disorder that results in the overproduction of growth hormone in middle-aged adults. Octreotide is the standard of care for the treatment of acromegaly. The current market leader, Sandostatin, is administered via deep subcutaneous or intramuscular injections once a month. This monthly treatment regimen can result in loss of efficacy toward the end of the monthly treatment cycle. We are developing AQST-305 as a non-invasive, pain-free alternative to Sandostatin to reduce treatment burden, healthcare costs and the potential loss of efficacy in the treatment cycle. AQST-305 has shown promising preclinical and human proof of concept results. While we focus our efforts on AQST-109, and AQST-108, in the short-term, we have taken the necessary steps to prepare AQST-305 for additional research trials.

CNS Products

We initially focused the Company's proprietary product pipeline on certain difficult to treat CNS diseases, in the area of epilepsy, as follows:

•Sympazan® – an oral soluble film formulation of clobazam used for the treatment of seizures associated with a rare, intractable form of epilepsy known as Lennox-Gastaut syndrome, or LGS, in patients aged two years of age or older, was approved by the FDA on November 1, 2018. We commercially launched Sympazan in December 2018. Sympazan was launched as a precursor and complement to our product candidate Libervant. On October 26, 2022, the Company entered into a License Agreement with Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc. (NASDAQ: ASRT) (“Assertio”), a specialty pharmaceutical company offering differentiated products to patients, pursuant to which the Company granted an exclusive, worldwide license of its intellectual property for Sympazan to Assertio during the term of that agreement. The Company is the exclusive sole manufacturer and supplier of Sympazan for Assertio.

•Libervant™ – a buccally, or inside of the cheek, administered soluble film formulation of diazepam is our most advanced proprietary investigational product candidate. Aquestive is developing Libervant as an alternative to device-dependent rescue therapies currently available to patients with refractory epilepsy, which are a rectal gel and nasal sprays. In August 2022, the FDA granted tentative approval for Libervant for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy 12 years of age and older. The FDA has concluded that Libervant has met all required quality, safety, and efficacy standards for approval. Due to an existing FDA regulatory grant of orphan drug market exclusivity for Valtoco®, a diazepam nasal spray product sold by another company, Libervant is not yet eligible for marketing in the United States. As a result of the FDA determination, the Agency cannot give final approval for Libervant until the expiration or inapplicability of the orphan drug market exclusivity, including, for example, by a reversal of the FDA’s decision and determination that Libervant is “clinically superior” to Valtoco. We are actively engaging the FDA regarding its determination. We continue to believe that, particularly in the case of our submitted studies on the effect of food on the absorption of diazepam formulations, Libervant has the distinct advantage of being able to be readily administered when needed without regard to food, providing an important benefit to patients. However, overcoming the orphan drug marketing exclusivity is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such marketing exclusivity and approve Libervant for U.S. market access. Further, there can be no assurance that a competitor will not obtain other FDA marketing exclusivity that blocks U.S. market access for Libervant. More details on this product approval are described in the “Competition” section of Item I. Business of our 2021 Annual Report on Form 10-K.

In September 2022, we announced the grant of an exclusive license to Atnahs Pharma UK Limited ("Pharmanovia") for Pharmanovia to develop and commercialize Libervant (diazepam) Buccal Film for the treatment of prolonged or acute, convulsive seizures in all ages in certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa ("Territory") during the term of the Pharmanovia Agreement. Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and the Company will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory.

Licensed Commercial Products and Product Candidates

Our portfolio also includes other products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the years ended December 31, 2021 and 2020, our

Table of Content
licensed product portfolio generated $42.3 million and $40.2 million in revenue to Aquestive, respectively. Those products include:

•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone Sublingual Film was launched by our licensee, Indivior Inc., or Indivior, in 2010. Suboxone is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone Sublingual Film and have produced over 2.3 billion doses of Suboxone since its launch in 2010. As of September 30, 2022, Suboxone branded products retain approximately 35% film market share as generic film-based products have penetrated this market. We have filed patent infringement lawsuits against certain companies relating to generic film-based products for buprenorphine-naloxone. More details regarding these lawsuits are described in the unaudited financial statements, Note 19. Contingencies, contained herein.

•ExservanTM (riluzole) – an oral film formulation of riluzole, has been developed by the Company for the treatment of amyotrophic lateral sclerosis (ALS). We believe that Exservan can bring meaningful assistance to patients who are diagnosed with ALS and face difficulties swallowing traditional forms of medication. Exservan was approved by the FDA on November 22, 2019. During the fourth quarter of 2019, we announced the grant of a license to Zambon S.p.A. ("Zambon") for the development and commercialization of Exservan in the European Union (EU) for the treatment of ALS. Zambon is a multinational pharmaceutical company with a focus on the CNS therapeutic area. Under the terms of the license agreement with Zambon, an upfront payment was paid to Aquestive for the development and commercialization rights of Exservan in the EU, and Aquestive will be paid development and sales milestone payments and low double-digit royalties on net sales of the product in the EU. Zambon is responsible for the regulatory approval and marketing of Exservan in the countries where Zambon seeks to market the product, and Aquestive will be responsible for the development and manufacture of the product.

In January 2021, we announced that the Company granted an exclusive license to Mitsubishi Tanabe Pharma Holdings America, Inc. ("MTHA") for the commercialization in the United States of Exservan. MTHA is a multinational pharmaceutical company with a focus on patients with ALS. The product was launched by MTHA in June 2021. Under the terms of the MTHA license agreement, Aquestive is the exclusive manufacturer and supplier of Exservan for MTHA in the United States. Exservan may potentially fulfill a critical need for ALS patients, given it can be administered safely and easily, twice daily, without water.

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

•Zuplenz – an oral soluble film formulation of ondansetron, a 5-HT antagonist, was developed for the treatment of nausea and vomiting associated with chemotherapy and post-operative recovery. Ondansetron is available as branded and generic products as intravenous injections, intramuscular injections, orally dissolving tablets, oral solution tablets, and film. We licensed commercial rights for Zuplenz to Hypera in Brazil (which Hypera refers as to Ondif). Hypera received approval to market Zuplenz in Brazil from the Brazilian regulatory authority (ANVISA) on February 21, 2022. We licensed commercial rights for Zuplenz to Fortovia Therapeutics Inc. (previously Midatech Pharma PLC, "Fortovia") in the United States, Canada, and China. Fortovia launched Zuplenz in the United States in 2015. We had been the sole and exclusive manufacturer of Zuplenz for Fortovia. On August 31, 2020 Fortovia filed a Chapter 11 bankruptcy proceeding in the Bankruptcy Court for the Eastern District of North Carolina. On January 29, 2021, the Bankruptcy Court approved an agreement pursuant to which the license and supply agreement between Aquestive and

Table of Content
Fortovia was terminated, and all rights to commercialize Zuplenz returned to us, effective January 30, 2021. While not expected to be a material product for us, we are seeking a new partner to commercialize Zuplenz in the United States.

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

Table of Content
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

Proprietary Product Sales, Net

We commercialized our first proprietary CNS product, Sympazan, in December 2018.  Prior to our license of the product on October 26, 2022, we sold Sympazan through wholesalers for distribution through retail and specialty pharmacies. Revenues from sales of proprietary product are recorded net of prompt payment discounts, wholesaler service fees, returns

Table of Content
allowances, rebates and co-pay support redemptions, each of which are described in more detail below. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale. We include these estimated amounts in connection with the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. The calculation of some of these items requires management to make estimates based on sales data, historical return data, contracts and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis.

Costs and Expenses

Our costs and expenses are primarily the result of the following activities: generation of manufacture and supply revenues; development of our pipeline of proprietary product candidates; and selling, general and administrative expenses, including launch commercialization efforts, intellectual property procurement, protection, prosecution and litigation expenses, corporate management functions, medical and clinical affairs administration; public company costs, share-based compensation expenses and interest on our corporate borrowings. We primarily record our costs and expenses in the following categories:

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

We expect to continue to seek to rationalize and manage costs to reflect the declining production volumes of Suboxone.  We reduced the cost of manufacturing and supply in late 2019 and continued throughout 2020 and in 2021 in order to recognize the declining volume of Suboxone that will continue declining in 2022. We expect our manufacture and supply costs and expenses to decrease over the next several years due to the decline in Suboxone volumes as the generics in that market continue to take market share, modestly offset by the commercialization of Sympazan launched in December 2018.  We may add licensee products to our production line which may need additional resources to manufacture.  If such growth should occur for higher volume product opportunities such as Suboxone, we would incur increased costs associated with hiring additional personnel to support the increased manufacturing and supply costs arising from higher manufactured volumes from proprietary and licensed products.

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

Table of Content
We expect our research and development expenses to continue to be significant over the next several years as we continue to develop existing product candidates such as AQST-109 and AQST-108 and others, and we identify and develop or acquire additional product candidates and technologies.  We may hire or engage additional skilled colleagues or third parties to perform these activities, conduct clinical trials and ultimately seek regulatory approvals for any product candidate that successfully completes those clinical trials.

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

A significant portion of selling, general and administrative expenses relates to the sale and marketing of Sympazan. Sympazan was developed as the precursor and complement to the launch of Libervant, while pending approval for U.S. market access by the FDA, as we believed that there was a very high degree of overlap and correlation between prescribers of Sympazan and the likely prescribers of an approved Libervant. With the recent exclusive license of Sympazan to Assertio and the tentative approval of Libervant from the FDA withholding U.S. market access, we expect to significantly reduce the costs of our commercial organization.

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

We continue to manage business costs to appropriately reflect the declining state of Suboxone revenue, the out-license of Sympazan and other external factors affecting our business, including the continuing impact of the COVID-19 pandemic, as we continue to focus on our core business:

•Seeking to obtain the approval and subsequent launch of Libervant, subject to approval by the FDA for U.S. market access, which cannot be assured; and

•Continuing the development of AQST-109 and AQST-108 along the 505(b)(2) pathway.

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

Royalties and Interest Expense related to the Sale of Future Revenue

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the U.S. FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone, and recorded these payments as a liability related to the sale of future revenue that will be amortized using the effective interest method over the life of the Monetization Agreement.. Although we sold all of our rights to receive royalties and milestones, as a result of our ongoing obligations related to the generation of these royalties, we will account for these royalties as revenue. We have received an aggregate amount of $50,000 through September 30, 2022 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total

Table of Content
potential proceeds of $125,000. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of September 30, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Revenues:

The following table sets forth our revenue data for the periods indicated.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except %)	2022	2021	$	%	2022	2021	$	%
Manufacture and supply revenue	$8,411	$10,447	$(2,036)	(19)%	$27,456	$27,623	$(167)	(1)%
License and royalty revenue	376	328	48	15%	1,434	5,000	(3,566)	(71)%
Co-development and research fees	395	523	(128)	(24)%	1,039	1,417	(378)	(27)%
Proprietary product sales, net	2,281	1,989	292	15%	7,069	5,714	1,355	24%
Total revenues	$11,463	$13,287	$(1,824)	(14)%	$36,998	$39,754	$(2,756)	(7)%

For the three months ended September 30, 2022, total revenues decreased 14% or $1,824 compared to same period in the prior year. The decrease was primarily due to lower revenue from co-development and research fees, as well as manufacture and supply, partially offset by an increase in proprietary product sales as well as license and royalty revenue. For the nine months ended September 30, 2022, total revenues decreased 7% or $2,756 compared to same period in the prior year. The decrease was primarily due to lower license and royalty revenue as well as co-development and research fees, partially offset by an increase in proprietary product sales revenue.

Manufacture and supply revenue decreased 19% or $2,036 for the three months ended September 30, 2022 compared to the same period in the prior year due to a decline in Suboxone manufacturing volume. Manufacture and supply revenue remained flat for the nine months ended September 30, 2022 compared to the same period in the prior year.

License and royalty revenue increased 15% or $48 for the three months ended September 30, 2022 compared to the same period in the prior year. This increase was primarily due to milestone revenue earned from Hypera. License and royalty revenue decreased 71% or $3,566 for the nine months ended September 30, 2022 compared to the same period in the prior year. The decrease was primarily due to the remaining deferred revenue of $2,098 from the terminated license and supply agreement with Fortovia Therapeutics Inc., as well as milestone revenue earned from KemPharm, Inc. of $2,000 that were recognized in 2021 and did not reoccur in 2022.

Co-development and research fees decreased 24% or $128 for the three months ended September 30, 2022 compared to the same period in the prior year. Co-development and research fees decreased 27% or $378 for the nine months ended September 30, 2022 compared to the same period in the prior year. The decrease was driven by the timing of the achievement of research and development performance obligations and are expected to fluctuate from one reporting period to the next.

Table of Content
Proprietary product sales, net increased 15% or $292 for the three months ended September 30, 2022 compared to the same period in the prior year. Proprietary product sales, net increased 24% or 1,355 for the nine months ended September 30, 2022 compared to the same period in the prior year. The increase was due to a steady rise in acceptance with the medical and patient communities over time which led to increased prescriptions for Sympazan.

Expenses and Other:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except %)	2022	2021	$	%	2022	2021	$	%
Manufacture and supply	$4,625	$4,400	$225	5%	$14,081	$11,623	$2,458	21%
Research and development	3,232	4,726	(1,494)	(32)%	13,203	12,647	556	4%
Selling, general and administrative	12,459	12,129	330	3%	41,067	38,494	2,573	7%
Interest expense	1,649	2,787	(1,138)	(41)%	4,902	8,305	(3,403)	(41)%
Interest expense related to the sale of future revenue, net	2,039	3,767	(1,728)	(46)%	5,837	10,567	(4,730)	(45)%
Interest and other (income) expense, net	(5)	33	(38)	(115)%	(34)	(288)	254	88%

Manufacture and supply costs and expenses increased 5% or $225 for the three months ended September 30, 2022 compared to the same period in the prior year. Manufacture and supply costs and expenses increased 21% or $2,458 for the nine months ended September 30, 2022 compared to the same period in the prior year. The increase was due to higher costs related to raw material and production.

Research and development expenses decreased 32% or $1,494 for the three months ended September 30, 2022 compared to the same period in the prior year. Research and development expenses increased 4% or $556 for the nine months ended September 30, 2022 compared to the same period in the prior year. Research and development expenses are driven primarily by the timing of clinical trial and other product development activities associated with our pipeline.

Selling, general and administrative expenses increased 3% or $330 for the three months ended September 30, 2022 as compared to the same period in the prior year. Selling, general and administrative expenses increased 7% or $2,573 for the nine months ended September 30, 2022 as compared to the same period in the prior year. The increase was related to severance cost and litigation expense that arose through the course of business.

Interest expense decreased 41% or $1,138 for the three months ended September 30, 2022 compared to the same period in the prior year. Interest expense decreased 41% or $3,403 for the nine months ended September 30, 2022 compared to the same period in the prior year. The decrease was driven by a loss on the extinguishment of debt that was recognized in connection with the Fourth Supplemental Indenture to the 12.5 % Senior Secured Notes during the fourth quarter of 2021, which resulted in a lower net carrying value of debt in 2022.

Interest expense related to the sale of future revenue, net was $2,039 and 5,837 for the three and nine months ended September 30, 2022. This amount is due to the accounting associated with the sale of future revenue related to KYNMOBI® sold to Marathon on November 3, 2020 and does not represent a monetary obligation or cash outflow at any time during the life of the transaction. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of September 30, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement. This current forecast resulted in a decrease to the interest expense related to the sale of future revenue. See Note 15 for details.

Interest and other expense, net decreased $38 and increased $254 for the three and nine months ended September 30, 2022 compared to the same period in the prior year. This was due to the fair value adjustment of the put option related to the 12.5% Notes. See Note 13 for details.

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

Table of Content
of the 12.5% Notes extended to March 31, 2023 from June 30, 2022 our ability to access, at our option, up to $30,000 of 12.5% Notes re-openers under the Indenture, subject to the Company obtaining FDA approval of Libervant for U.S. market access, and that the holders of 12.5% Notes have the right, but not the obligation, to purchase the $30,000 12.5% Notes re-openers.

We had $18,649 in cash and cash equivalents as of September 30, 2022. However, the Company’s ability to fund the execution of our business objectives cannot be assured.

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through September 30, 2022 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of September 30, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement.

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

On October 7, 2021, the Company entered into the Fourth Supplemental Indenture, pursuant to which the amortization schedule for the 12.5% Notes was amended to provide for the date of the first amortization payment to be extended to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of the Notes or the interest payment obligation due under the Notes. In connection with the Fourth Supplemental Indenture, the Company entered into a Consent Fee Letter with the holders of the 12.5% Notes, pursuant to which the Company agreed to pay the holders of the 12.5% Notes an additional cash payment of $2,700 in the aggregate, payable in four quarterly payments beginning May 15, 2022.

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

In 2019, we established an “At-The-Market” (ATM) facility and currently have a prospectus supplement registering the offer and sale of up to $35,000 of shares of Common Stock pursuant under the ATM facility. Since inception to September 30, 2022, we sold 9,387,769 shares which generated net cash proceeds of approximately $38,850, net of commissions and other transaction costs of $2,001. For the nine months ended September 30, 2022, we sold 1,906,350 shares which provided net proceeds of approximately $3,017, net of commissions and other transaction costs of $237. This ATM facility has approximately $34,358 available at September 30, 2022.

On April 12, 2022, we entered into the Lincoln Park Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations under the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of our Common Stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that we will not issue, and Lincoln Park will not purchase, shares of Common Stock if it would result in their beneficial ownership exceeding 9.99%. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our Common Stock. For the nine months ended September 30, 2022, the Company sold 1,611,181 shares including commitment shares of Common Stock, which provided proceeds of approximately $1,987 in connection with the Lincoln Park Purchase Agreement. On April 13, 2022, the Company filed a prospectus supplement in connection with this offering.

Table of Content
On June 6, 2022, we entered into securities purchase agreements ("Securities Purchase Agreements") with certain purchasers. The Securities Purchase Agreements provide for the sale and issuance by us of an aggregate of: (i) 4,850,000 shares of Common Stock, (ii) pre-funded warrants to purchase up to 4,000,000 shares of Common Stock and (iii) Common Stock warrants to purchase up to 8,850,000 shares of Common Stock. We received net proceeds of approximately $7,796, after deducting placement agent fees and expenses and estimated offering expenses payable by us. The pre-funded warrants were fully exercised and no Common Stock warrants issued pursuant to the Securities Purchase Agreements were exercised during the nine-months ended September 30, 2022.

Cash Flows

Nine Months Ended September 30, 2022 and 2021

(in thousands)	2022	2021
Net cash (used for) operating activities	$(18,235)	$(24,918)
Net cash (used for) investing activities	(2,498)	(380)
Net cash provided by financing activities	11,358	24,655
Net decrease in cash and cash equivalents	$(9,375)	$(643)

Net Cash (Used for) Operating Activities

Net cash used for operating activities for the nine months ended September 30, 2022 decreased by $6,683 compared to the same period in the prior year. The decrease was related to changes in operating assets and liabilities of $16,764, partially offset by a higher net loss of $464 and lower non-cash operating expenses of $9,617. The change in operating assets and liabilities was primarily due to lower trade and other receivables and higher accounts payable due to timing, as well as increased deferred revenue related to License and Supply Agreements that we entered into in 2022. The lower non-cash operating expenses were primarily due to less interest expense related to sale of future revenue ($4,774), less amortization of debt issuance costs ($3,447), and less share-based compensation expense ($1,461).

Net Cash (Used for) Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2022 increased by $2,118 compared to the same period in the prior year. The use of cash was related to capital expenditures and additions to intangible assets.

Net Cash Provided by Financing Activities

Net cash provided for financing activities for the nine months ended September 30, 2022 decreased by $13,297 compared to the same period in the prior year. The decrease was primarily due to less share purchase proceeds under the ATM facility and premium paid to retire debt in 2022, partially offset by proceeds from issuance of common stocks and warrants under private equity offerings in 2022. See Note 1 for detail.

Funding Requirements

The Company's on-going business, existing cash and equivalents, expense management activities as well as access to the equity capital markets, including through our ATM facility and under the Lincoln Park Purchase Agreement, potentially provide near term funding opportunities for the Company. In addition, there is up to $30,000 available under the existing debt facility upon the full approval of Libervant by the FDA for U.S. market access. Due to to the FDA decision in August 2022, discussed above under "-Overview - Proprietary CNS Product Portfolio - Libervant," however, we must overcome the seven year orphan drug exclusivity granted by the FDA for the approved nasal spray product of a competitor in the U.S. in order for Libervant to be granted U.S. market access. We can provide no assurance that any of these sources of funding, either individually or in combination, will be available on reasonable terms, if at all, or sufficient to fund our business objectives. In addition, we may be required to utilize available financial resources sooner than expected. We have based our expectation on assumptions that could change or prove to be inaccurate, due to unrelated factors including factors arising in the capital markets, asset monetization markets, regulatory approval process, including the full approval of Libervant by the FDA for U.S. market access, and regulatory oversight and other factors. Key factors and assumptions inherent in our planned continued operations and anticipated growth include, without limitation, those related to the following:

•the effects of the COVID-19 pandemic on our operations, operations of our key suppliers and third-party clinical and other service providers, our colleagues and contractors and debt equity and other capital markets;

Table of Content
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

•continued growth and market penetration of Sympazan within expected commercialization cost levels for this product, including anticipated patient and physician acceptance and our licensee's ability to obtain adequate price and payment support from government agencies and other private medical insurers;

•effective commercialization within anticipated cost levels and expected ramp-up timeframes of our product candidate Libervant, if approved for U.S. market access by the FDA;

•infrastructure and administrative costs at expected levels to support operations as an FDA and highly regulated public company;

•a manageable level of costs for ongoing efforts to protect our intellectual property rights, including litigation costs in connection with seeking to enforce our rights concerning third parties' "at-risk" launch of generic products, and other litigation matters in which we are involved;

•continued compliance with all covenants under our 12.5% Notes, including our ability to comply with our debt service obligations as required thereunder;

•absence of significant unforeseen cash requirements;

•our ability to access funding through the Company's ATM facility and under the Lincoln Park Purchase Agreement.

We expect to continue to manage business costs to appropriately reflect the anticipated general decline in Suboxone revenue, the proceeds from the KYNMOBI Monetization Agreement, and other external resources or factors affecting our business including, if available, any future potential issuances of additional 12.5% Notes under the Indenture, net proceeds or future equity financing, other future access to the capital markets or other potential available sources of liquidity, as well as the uncertainties associated with the coronavirus pandemic. In doing so, we plan to continue to focus on the core drivers of value for our stockholders, including, more importantly, continued investments in our ongoing product development activities in support AQST-109, AQST-108 and our other pipeline products. Until profitability is achieved, if at all, additional capital and/or other financing or funding will be required, which could be material, to further advance the development and commercialization of Libervant, AQST-109 and AQST-108, if approved by the FDA for U.S. market access, and to meet our other cash requirements, including debt service, specifically our 12.5% Notes. We plan to conservatively manage our pre-launch spending as to both timing and level relating to Libervant in light of the tentative approval of Libervant by the FDA. In this regard and in light of our out-license of Sympazan, we expect to significantly reduce our cost on commercialization in 2022 compared to 2021. Even as such, we expect to incur losses and negative cash flows for the foreseeable future and, therefore, we expect to be dependent upon external financing and funding to achieve our operating plan.

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

Table of Content
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

To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience further dilution and the terms of these securities could include liquidation or other preferences (if and to the extent permitted under the Indenture) that would adversely affect our stockholders’ rights.  Our ability to secure additional equity financing could be significantly impacted by numerous factors including our operating performance and prospects, positive or negative developments in the regulatory approval process for our proprietary products, timely achievement of regulatory approval of our late-stage proprietary product, our existing level of debt which is secured by substantially all of our assets, restriction under the Indenture, and general financial market conditions, and there can be no assurance that we will continue to be successful in raising capital or that any such needed financing will be available, available on favorable or acceptable terms or at the times, or in the amounts needed, if at all. Additionally, while the potential economic impact brought on by and the duration of the coronavirus pandemic is difficult to assess or predict, the significant impact of the coronavirus pandemic on the global financial markets, and on our own stock trading price, may reduce our ability to access additional capital, which would negatively impact our short-term and longer-term liquidity.

If adequate funds are not available for our short-term or longer-term liquidity needs and cash requirements as and when needed, we would be required to engage in expense management activities such as reducing staff, delaying, significantly scaling back, or even discontinuing some or all of our current or planned research and development programs and clinical and other product development activities, or reducing our planned commercialization efforts and otherwise significantly reducing our other spending and adjusting our operating plan, and we would need to seek to take other steps intended to improve our liquidity. We also may be required to evaluate additional licensing opportunities, if any become available, of our proprietary product candidate programs that we currently plan to self-commercialize or explore other potential liquidity opportunities or other alternatives or options or strategic alternatives, such asset sales, although we cannot assure that any of these actions would be available or available on reasonable terms.

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

As of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Table of Content

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

The Company’s cash requirements for 2022 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of our products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of September 30, 2022, we had $18.6 million of cash and cash equivalents.

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

Under the Monetization Agreement, additional aggregate contingent payments of up to $75.0 million may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125.0 million. Based on the current forecast of estimated KYNMOBI sales as of September 30, 2022, the Company may not receive any of the additional aggregate contingent payments under the Monetization agreement.

With the upfront proceeds of the monetization, we repaid $22.5 million of the Senior Secured Notes due 2025 (the "12.5% Notes"), and issued $4.0 million of new 12.5% Notes in lieu of paying a prepayment premium on the early repayment of the 12.5% Notes, reducing the aggregate principal balance of 12.5% Notes outstanding to $51.5 million, and such aggregate principal amount remains outstanding as of September 30, 2022. In addition, the holders of the 12.5% Notes agreed to extend to March 31, 2023 from June 30, 2022, our ability to access, at our option, subject to certain conditions, an additional $30.0 million of 12.5% Notes re-openers under the Indenture. If and to the extent that we access these re-openers, we will grant warrants to purchase up to 714,000 shares of Common Stock, with the strike price calculated based on the 30-day volume weighted average closing price of our Common Stock at the warrant grant date. In addition, as of the closing of this monetization transaction, we issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of our Common Stock.

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

On May 13, 2022, pursuant to the Fifth Supplemental Indenture, the holders of the 12.5% Notes further extended to March 31, 2023 from June 30, 2022, our ability to access, at our option, $30.0 million of 12.5% Notes re-openers under the Indenture. The Fifth Supplemental Indenture also provided that the Company's access to re-openers is subject to the full approval of Libervant by the FDA for sale in the United States, which full approval includes U.S. market access for Libervant. In addition, the Fifth Supplemental Indenture provided that the holders of 12.5% Notes have the right, but not the obligation, to purchase the re-openers.

Table of Content

In 2019, we established an “at-the-market” (ATM) facility, under which, from time to time, we may offer and sell shares of our Common Stock. In April 2022, we entered into a Purchase Agreement with Lincoln Park, under which, from time to time, we may cause Lincoln Park to purchase shares of our Common Stock.

We may not be able to raise additional capital or secure other funding on terms acceptable to us, or at all, and any failure to raise additional capital or other funding as and when needed for our cash requirements, including payments on our 12.5% Notes, would have a negative impact on our business, financial condition and prospects and on our ability to execute and achieve our business plan.

If adequate funds are not available for our liquidity needs and cash requirements as and when needed from the sources referred to above or otherwise, or at all, we would be required to engage in expense management activities such as reducing staff, delaying, significantly scaling back, or even discontinuing some or all of our current or planned research and development programs and clinical and other product development activities, or reducing our planned commercialization efforts and otherwise significantly reducing our other spending and adjusting our operating plan, and we would need to seek to take other steps intended to improve our liquidity. We also may be required to evaluate additional licensing opportunities, if any become available, of our proprietary product candidate programs that we currently plan to self-commercialize or explore other potential liquidity opportunities or other alternatives or options or strategic alternatives, including asset sales, although we cannot assure that any of these actions would be available or available on reasonable terms. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing most if not all of their investment in the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Table of Content
Item 6.    Exhibits

The exhibits listed below are filed or furnished as part of this report.

Number	Description
10.1+	License and Supply Agreement, dated as of September 26, 2022, by and between Aquestive Therapeutics, Inc. and Atnahs Pharma UK Limited (filed herewith).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101)

+ Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Somerset, State of New Jersey.

Aquestive Therapeutics, Inc. (REGISTRANT)

Date:	November 1, 2022	/s/ Daniel Barber
Daniel Barber
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2022	/s/ A. Ernest Toth, Jr.
A. Ernest Toth, Jr.
Chief Financial Officer
(Principal Financial Officer)