Form 10-K
period 2022-12-31
Aquestive Therapeutics, Inc.
filed 2023-03-31
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7263(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $27.6 million based on the closing price of the registrant’s common stock on such date.

The number of outstanding shares of the registrant’s par value $0.001 common stock as of the close of business on March 1, 2023 was 55,870,556.

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2023 Annual Meeting of Shareholders within 120 days of the end of its fiscal year ended December 31, 2022.  Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of our product candidates AQST-109 and AQST-108 through the regulatory and development pipeline; the focus on continuing to manufacture Suboxone®, Exservan®, Sympazan® and other licensed products; the ability to overcome the seven year orphan drug exclusivity granted by the United States Food and Drug Administration (FDA) for the approved nasal spray product of a competitor in the U.S. in order for Libervant™ to be granted U.S. market access; the potential benefits our products and product candidates could bring to patients; the 2023 financial outlook; and business strategies, market opportunities, and other statements that are not historical facts. These forward-looking statements are also subject to the uncertain impact of the COVID-19 global pandemic on our business including with respect to our clinical trials including site initiation, patient enrollment and timing and adequacy of clinical trials; on regulatory submissions and regulatory reviews and approvals of our product candidates; pharmaceutical ingredients and other raw materials supply chain, manufacture and distribution; sale of and demand for our products; our liquidity and availability of capital resources, customer demand for our products and services; customers' ability to pay for goods and services; and ongoing availability of an appropriate labor force and skilled professionals. Given these uncertainties, we are unable to provide assurance that operations can be maintained as planned prior to the COVID-19 pandemic.

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

These forward-looking statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with our development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials and plans, including those relating to AQST-109; risk of delays in regulatory advancement through the FDA of AQST-109 and our other drug candidates or failure to receive approval at all; the risk that we may not overcome the seven year orphan drug exclusivity granted by the FDA for the approved nasal spray product of a competitor in the U.S. in order for Libervant to be granted U.S. market access; risk in obtaining market access from the FDA for our other product candidates; risk inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); the risk of the failure to obtain U.S. market access for Libervant to restrict our ability to access additional funding under the Company's 12.5% Notes prior to March 31, 2023; risks and uncertainties concerning the revenue stream from the monetization of our royalty rights for the product KYNMOBI®, as well as the achievement of royalty targets worldwide or in any jurisdiction and certain other commercial targets required for contingent payments under the KYNMOBI monetization transaction; risk of development of a sales and marketing capability for future commercialization of our product candidates; risk of sufficient capital and cash resources, including access to available debt and equity financing, including under the Company's ATM facility and the Lincoln Park Purchase Agreement, and revenues from operations, to satisfy all of our short-term and longer-term cash requirements and other cash needs, at the times and in the amounts needed, including near-term debt amortization schedules; risk of failure to satisfy all financial and other debt covenants and of any default; short-term and long-term liquidity and cash requirements, cash funding and cash burn; risk related to government claims against Indivior Inc. ("Indivior") for which we license, manufacture and sell Suboxone® and which accounts for the substantial part of our current operating revenues; risks related to the outsourcing of certain sales, marketing and other operational and staff functions to third parties; risk of the rate and degree of market acceptance of our product and product candidates; the success of any competing products including generics, risk of the size and growth of our product markets; risk of compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to our products; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business including relating to our products and products candidates and product pricing, reimbursement or access therefor; risk of loss of significant customers; risks related to claims and legal proceedings including patent infringement, securities, business torts, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; adverse developments affecting the financial services industry; risks related to inflation and rising interest rates; uncertainties related to general economic, political, business, industry, regulatory and market conditions and other unusual items; and other uncertainties affecting us including those described in the "Risk Factors" section and in other sections included in this Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q, and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC). Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update forward-looking statements, or outlook or guidance after the date of this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, except as may be required by applicable law. Readers should not rely on the forward-looking statements included in this Annual Report on Form 10-K as representing our views as of any date after the date of the filing of this Annual Report on Form 10-K.

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

Item 1.    Business Overview

Aquestive Therapeutics, Inc. ("we", "Aquestive", the "Company") is a pharmaceutical company advancing medicines to solve patients' problems with current standards of care and provide transformative products to improve their lives. We are developing pharmaceutical products that deliver complex molecules through alternative administrations to invasive and inconvenient standard of care therapies. Aquestive has five licensed commercialized products which are marketed by our licensees in the U.S. and around the world. We are the exclusive manufacturer of these licensed products. Aquestive also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. Aquestive is advancing a product pipeline for the treatment of severe allergic reactions, including anaphylaxis. The Company has also developed a product pipeline focused on treating diseases of the central nervous system, or CNS. Our production facilities are located in Portage, Indiana, and our corporate headquarters and primary research laboratory facilities are based in Warren, New Jersey.

We manufacture licensed products at our facilities and anticipate that our current manufacturing capacity is sufficient for commercial quantities of our products and product candidates currently in development. Our facilities have been inspected by the Food and Drug Administration (FDA), Australian Government Department of Health's Therapeutics Goods Administration (TGA), and Drug Enforcement Agency (DEA), and are subject to inspection by all applicable health agencies, including the Brazilian Health Regulatory Agency (ANVISA) and European Medicines Agency (EMA). Not all collaborative or licensed products of the Company that may be commercially launched in the future will necessarily be manufactured by us, such as the case with KYNMOBI®.

PharmFilm® – Our Oral Film Technology

We are presently the worldwide leader in oral film drug delivery and manufacturing, having historically supplied the substantial majority of the world’s oral films for prescription pharmaceutical use, and we have the capability to produce more than one billion commercial doses a year. We developed our PharmFilm® technology to provide meaningful clinical and therapeutic advantages over other existing dosage forms and, in turn, to improve the lives of patients and caregivers. PharmFilm is protected by our patent portfolio, which currently includes at least 204 issued patents worldwide, of which at least 40 are U.S. patents, and more than 120 pending patent applications worldwide. Several of the patents in this intellectual property portfolio are utilized in each of our proprietary pipeline products. We are continuing to develop additional intellectual property and know-how related to the applications and engineering of PharmFilm alone or in combination with other technologies to create product capabilities that have compelling value propositions.

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

Buccal delivery

Sublingual delivery

Lingual delivery

Characteristics of PharmFilm

How does PharmFilm work?

- Polymers are used as film formers to hold API and excipients in place;
- Patented techniques are used to ensure the API is uniformly distributed throughout the film; and
- We utilize the proprietary technology features of PharmFilm along with pH modifiers and permeation enhancers to achieve target absorption.

Kinetics: Tmax & Cmax

- Deep understanding of oral mucosa allows for tailored absorption profiles;
- Novel use of permeation enhancers, stabilizers, and polymer blends ensures effective and reproducible delivery of active ingredients; and
- Film designs are customized to maximize transcellular and/or intercellular transport across the buccal mucosa.

Oral cavity absorption

- Upon application to the mucosa, PharmFilm begins to dissolve based on the compositional profile created during formulation; and
- APIs or proteins are released at a rate determined by the proprietary compositional profile.

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

•customizable delivery routes for tailored pharmacokinetic, or PK, profiles (buccal, sublingual or lingual); and

•customizable taste profiles.

Our Product Portfolio and Pipeline

The following table outlines our proprietary growth drivers and licensed products.

Our Products

Proprietary growth drivers
Pre-Clinical
Clinical
Filed
Marketed
LIBERVANT™ Buccal Film (Diazepam)
(Refractory Seizures)
Tentative Approval - US
AQST-109-SF (Epinephrine)
(Anaphylaxis)
AQST-108-SF (Epinephrine)
(Alternate Indications)
Licensed commercial products
Pre-Clinical
Clinical
Filed
Marketed
Suboxone® Sublingual Film (Buprenorphine/Naloxone)
(Opioid Dependence)
FDA Approved 2010
EMA and TGA Approved
Exservan™ Oral Film (Riluzole)
(Amyotrophic Lateral Sclerosis/ALS)
FDA Approved 2019
EU Approava
Kynmobi® Sublingual Film (Apomorphine HCl)
(OFF Episodes of Parkinson's)
FDA Approved 2020
Zuplenz® Oral Film (Ondansetron)
(Antiemetic)
FDA Approved 2010
ANVISA Approved
Azstarys™ (serdexmethylphenidate and dexmethylphenidate)
(Attention-Deficit Hyperactivity Disorder/ADHD)
FDA Approved 2021
SYMPAZAN® Oral Film (Clobazam)
(Lennox-Gastaut syndrome)
FDA Approved 2018
LIBERVANT™ Buccal Film (Diazepam)
(Refractory Seizures)
EU Submission 2024

Sympazan®, Zuplenz®, PharmFilm® and the Aquestive logo are registered trademarks of Aquestive Therapeutics, Inc. All other registered trademarks referenced herein are the property of their respective owners.

Proprietary Growth Drivers

Complex Molecule Portfolio

Our PharmFilm® technology allows us to develop medicines that offer non-invasive delivery, customized suitability for patients with dysphagia, or trouble swallowing, can be administered without water and ensures consistent therapeutic dosing. We believe that these characteristics will permit us to achieve the desired patient outcomes, while potentially reducing the total cost of patient care.

We have developed a proprietary pipeline of complex molecule-based product candidates as alternatives to invasively administered standard of care therapeutics addressing large market opportunities. The active programs in our complex molecule pipeline portfolio are:

•AQST-109-SF (or sublingual film)– the first and only orally delivered epinephrine product candidate that has shown clinical results comparable to autoinjectors (such as EpiPen® and Auvi-Q®) for the emergency treatment of allergic reactions, including anaphylaxis. Epinephrine is the standard of care in the treatment of anaphylaxis and is currently administered via intramuscular injection (IM) including auto-injectors, such as EpiPen® and Auvi-Q®, which require patients or caregivers to inject epinephrine into their thighs during an emergency allergic reaction. As a result of this route of administration, many patients and their caregivers are reluctant to use currently available products. However, AQST-109 would, if approved by the FDA, allow a patient to simply place a dissolvable strip, approximately the size and weight of a postage stamp, under the tongue, providing an appropriate medication where it is needed, when it is needed and in a form preferred by patients.

We completed a first-in-human Phase 1 clinical trial for AQST-109 in Canada. This Phase 1 randomized, single-ascending dose study was performed in order to assess the safety, tolerability, and pharmacologic profile of AQST-109. On February 25, 2022, we reported positive topline data from Part 1 of our crossover study of AQST-109, EPIPHAST, a randomized, open-label, three-part adaptive design, crossover study in healthy adult subjects comparing the pharmacokinetics (PK) and pharmacodynamics (PD) of epinephrine delivered via AQST-109 oral film compared to epinephrine IM. The EPIPHAST study was also conducted in Canada. In Part 1 of the EPIPHAST study, multiple oral film formulations and dosage strengths of AQST-109 were evaluated. The lead formulation of AQST-109 has shown clinically meaningful blood concentrations when delivered in two different physical configurations, with a median time to maximum concentration (Tmax) of 13.5 minutes and 22.5 minutes, respectively. Part 1 also showed arithmetic mean maximum concentrations (Cmax) of 771 pg/mL and 580 pg/mL for the two configurations, or geometric mean Cmax values of 258pg/mL and 268pg/mL for the two configurations, respectively. These geometric mean Cmax and median Tmax values are consistent with those previously reported for approved injectable epinephrine devices such as EpiPen. Under the EPIPHAST study, the healthy volunteers were also exposed to a 0.5mg IM of epinephrine, allowing for a comparison with the PK, safety, and tolerability of the higher end of the approved dosage range of epinephrine, consistent with guidance received from the FDA in a written response to our Investigational New Drug Application (IND) for AQST-109. The findings show that these two configurations of the selected AQST-109 formulation can deliver clinically meaningful blood concentrations of epinephrine sooner than that observed with the higher dose of epinephrine IM injection, and in line with existing epinephrine autoinjectors. In addition, dosing with AQST-109 resulted in changes in blood pressure and heart rate that were comparable to epinephrine auto-injectors. The EPIPHAST trial indicated that treatment was well tolerated, with no serious adverse events, significant medical events, or treatment-related severe adverse events reported. On February 24, 2022, the FDA cleared our IND, allowing for clinical investigation of AQST-109 in the U.S. The FDA confirmed that the 505(b)(2) approval pathway is acceptable for the development of AQST-109. The FDA granted Fast Track designation in March 2022 to AQST-109 for the emergency treatment of allergic reactions, including anaphylaxis.

In April 2022, we reported positive topline results from Part 2 of the EPIPHAST study for AQST-109. Part 2 is a randomized, crossover design comparing AQST-109 12mg to epinephrine IM 0.3mg. Utilizing a replicate crossover design, Part 2 confirmed in a larger population of 24 healthy subjects the key PK and PD measures observed in Part 1 of the EPIPHAST study and the first-in-human PK study. The median Tmax was observed to be 15 minutes for AQST-109, compared to 50 minutes for the epinephrine IM 0.3mg.

In July 2022, we reported positive topline results from the final two arms of Part 3 of the EPIPHAST study for AQST-109. The purpose of Part 3 was to continue to study the administration of the film under a variety of conditions to further characterize its PK, PD and safety. The final two arms were designed to assess the impact of (1) administering the film sublingually two minutes after consuming a peanut butter sandwich and (2) swallowing the film whole immediately with water. Part 3 study results demonstrated consistent Tmax of 12 minutes with sublingual administration of AQST-109 epinephrine oral film, after consuming a peanut butter sandwich. Part 3 study also showed positive results with an unexpectedly high level of gastrointestinal absorption after swallowing AQST-109 whole immediately with water that was distinct from the sublingually absorbed profile.

In September 2022, we reported positive topline results from the EPIPHAST II trial for AQST-109. The EPIPHAST II trial was designed to compare single doses of AQST-109 to EpiPen 0.3mg and epinephrine IM 0.3mg, as well as repeat doses of AQST-109 to repeat doses of epinephrine IM 0.3mg. Results from the single dose administration showed AQST-109 achieved a significantly faster Tmax (12 minutes), compared to both EpiPen (22.5 minutes) and epinephrine IM 0.3mg (45 minutes). AQST-109 repeat dosing provided significantly higher drug plasma concentrations, with a Tmax of 8 minutes after administration, and extensive absorption was observed. The mean Cmax of AQST-109 was 465 pg/mL after one dose and 2,958 pg/mL after two doses. In comparison, the epinephrine IM 0.3mg Cmax was 489 pg/mL after one dose and 911 pg/mL after two doses. The single dose of EpiPen resulted in a Cmax of 869 pg/mL. Changes in systolic blood pressure and heart rate were similar after a single dose of AQST-109 when compared to a single dose of EpiPen. This data, along with the data from the completed EPIPHAST study, was the basis for our second End-of-Phase 2 (EoP2) meeting with the FDA. We received a positive written feedback from the FDA after our initial EoP2 meeting request to discuss Chemistry, Manufacturing, and Controls (CMC) for AQST-109, which we believe indicates that our approach to characterizing attributes of AQST-109 appears reasonable in the context of a potential future filing.

In late December 2022, we received the final minutes from the EoP2 meeting with the FDA which provided clarity as to the FDA’s expectations regarding key program areas. We are conducting an additional PK study to aide in the selection of the comparator products to be used in the upcoming pivotal trial in the second half of 2023. We anticipate conducting the pivotal PK study in the third quarter of 2023, and continue to plan for a potential launch in 2025, if approved by the FDA.

•AQST-108-SF – AQST-108 is composed of the prodrug dipivefrin which is enzymatically cleaved into epinephrine after administration. Dipivefrin is currently available outside of the U.S. for ophthalmic indications. A sublingual film formulation delivering systemic epinephrine has been development by Aquestive for the treatment of conditions other than anaphylaxis. Based on topline results of a recent second Phase 1 PK trial in 28 healthy adult volunteers conducted by Aquestive, AQST-108 was generally well-tolerated, with systemic adverse events observed that are consistent with the known adverse events profile for epinephrine. Additional indications and delivery methods are currently being explored preclinically. Upon completion of the preclinical work, we will request a pre-IND meeting for AQST-108 with the FDA and plan to disclose the indication and path forward for development, once we have received feedback from the FDA.

Proprietary CNS Product Candidate

We believe the application of PharmFilm is particularly valuable and relevant to patients suffering from certain CNS disorders to meet patients' unmet medical needs and to solve patients' therapeutic problems. We believe there remains significant opportunity to develop additional products in the CNS market. Additionally, our know-how and proprietary position have broad application beyond CNS, and we plan to explore the applications of PharmFilm in other disease areas. Our most advanced asset within our proprietary CNS portfolio, focused in epilepsy, is as follows:

•Libervant™ – a buccally, or inside of the cheek, administered soluble film formulation of diazepam is our most advanced proprietary investigational product candidate. Aquestive developed Libervant as an alternative to device-dependent rescue therapies currently available to patients with refractory epilepsy, which are a rectal gel and nasal sprays. In August 2022, the FDA granted tentative approval for Libervant for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy 12 years of age and older. The FDA has concluded that Libervant has met all required quality, safety, and efficacy standards for approval. Due to an existing FDA regulatory grant of orphan drug market exclusivity for Valtoco®, a diazepam nasal spray product sold by another company, Libervant is not yet eligible for marketing in the United States. As a result of the FDA determination, the FDA cannot give final approval for Libervant until the expiration or inapplicability of the orphan drug market exclusivity, including, for example, by a reversal of the FDA’s decision and determination that Libervant is “clinically superior” to Valtoco. We are actively engaging the FDA regarding its determination. We provided the FDA with additional clinical data in September 2022 and were informed that the FDA was reviewing this data. Furthermore, in October 2022, we provided the FDA with a draft protocol for a head-to-head comparative PK study of Libervant versus the competing product. We continue to believe that, particularly in the case of our submitted studies on the effect of food on the absorption of diazepam formulations, Libervant has the distinct advantage of being able to be readily administered when needed without regard to food, providing an important benefit to patients. However, overcoming the orphan drug marketing exclusivity is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such market exclusivity and approve Libervant for U.S. market access earlier than January 2027, the schedule date for expiration of orphan drug market exclusivity, if this effort is not successful. Further, there can be no assurance that a competitor will not obtain other FDA market exclusivity that blocks U.S. market access for Libervant. More details on this product approval are described in the “Competition” section of this Item I. Business of this Form 10-K.

In September 2022, we announced the grant of an exclusive license to Atnahs Pharma UK Limited ("Pharmanovia") for Pharmanovia to develop and commercialize Libervant for the treatment of prolonged or acute, convulsive seizures in all ages in certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa (the "Territory") during the term of the Pharmanovia licensee. Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and the Company will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory.

Licensed Commercial Products and Product Candidates

Our portfolio also includes products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the years ended December 31, 2022 and 2021, our licensed product portfolio generated $40.0 million and $42.3 million in revenue to Aquestive, respectively. Those products include:

•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone was launched by our licensee, Indivior Inc., or Indivior, in 2010. Suboxone is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone and have produced over 2.5 billion doses of Suboxone since its launch in 2010. As of December 31, 2022, Suboxone retains approximately 34% film market share as generic film-based products have penetrated this market. We have filed patent infringement lawsuits against certain companies relating to generic film-based products for buprenorphine-naloxone. More details regarding these lawsuits are described in Part II Item 8. Financial Statements and Supplementary Data, Note 20, Contingencies.

•Exservan® – an oral film formulation of riluzole, has been developed by the Company for the treatment of amyotrophic lateral sclerosis (ALS). We believe that Exservan can bring meaningful assistance to patients who are diagnosed with ALS and face difficulties swallowing traditional forms of medication. Exservan was approved by the FDA on November 22, 2019. During the fourth quarter of 2019, we announced the grant of a license to Zambon S.p.A. ("Zambon") for the development and commercialization of Exservan in the European Union (EU) for the treatment of ALS. Zambon is a multinational pharmaceutical company with a focus on the CNS therapeutic area. Under the terms of the license agreement with Zambon, an upfront payment was paid to Aquestive for the development and commercialization rights of Exservan in the EU, and Aquestive will be paid development and sales milestone payments and low double-digit royalties on net sales of the product in the EU. Zambon is responsible for the regulatory approval and marketing of Exservan in the countries where Zambon seeks to market the product, and Aquestive will be responsible for the development and manufacture of the product. During the fourth quarter of 2022, Aquestive received a $0.5 million milestone payment upon in connection with the receipt of regulatory approval for Exservan pursuant to the terms of the license agreement with Zambon.

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

In March 2022, we announced the grant of an exclusive license to Haisco Pharmaceutical Group Co., Ltd. ("Haisco") for Haisco to develop and commercialize Exservan for the treatment of ALS in China. Haisco is a China-based public pharmaceutical company. Haisco will lead the regulatory and commercialization activities for Exservan in China. Aquestive will serve as the exclusive sole manufacturer and supplier for Exservan in China. Under the the terms of license agreement with Haisco, as amended, Aquestive received a $7.0 million upfront cash payment, and will receive regulatory milestone payments, double-digit royalties on net sales of Exservan in China, and earn manufacturing revenue upon the sale of Exservan in China.

•KYNMOBI® – a sublingual film formulation of apomorphine, which is a dopamine agonist, was developed to treat episodic off-periods in Parkinson’s disease. We licensed our intellectual property to Cynapsus Therapeutics, Inc., a company that was acquired by Sunovion Pharmaceuticals Inc., or Sunovion, for the commercialization of KYNMOBI under an Agreement dated April 1, 2016, as amended (the "Sunovion License Agreement"). KYNMOBI was approved by the FDA on May 21, 2020 and commercially launched by Sunovion in September 2020. On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI.

•Zuplenz® – an oral soluble film formulation of ondansetron, a 5-HT antagonist, was developed for the treatment of nausea and vomiting associated with chemotherapy and post-operative recovery. Ondansetron is available as branded and generic products as intravenous injections, intramuscular injections, orally dissolving tablets, oral solution tablets, and film. We licensed commercial rights for Zuplenz to Hypera in Brazil (which Hypera markets as Ondif). Hypera received approval to market Zuplenz in Brazil from the Brazilian regulatory authority (ANVISA) on February 21, 2022. We licensed commercial rights for Zuplenz to Fortovia Therapeutics Inc. (previously Midatech Pharma PLC, "Fortovia") in the United States, Canada, and China. Fortovia launched Zuplenz in the United States in 2015. We had been the sole and exclusive manufacturer of Zuplenz for Fortovia. On August 31, 2020 Fortovia filed a Chapter 11 bankruptcy proceeding in the Bankruptcy Court for the Eastern District of North Carolina. On January 29, 2021, the Bankruptcy Court approved an agreement pursuant to which the license and supply agreement between Aquestive and Fortovia was terminated, and all rights to commercialize Zuplenz returned to us, effective January 30, 2021.

•AzstarysTM – an FDA-approved, once-daily product for the treatment of attention deficit hyperactivity disorder (ADHD) in patients age six years or older. AZSTARYS consists of serdexmethylphenidate, a prodrug of d-methylphenidate (d-MPH), co-formulated with immediate release d-MPH. In March 2012, the Company entered into an agreement with Zevra Therapeutics, Inc. (formerly KemPharm, Inc.) (“Zevra”), to terminate a Collaboration and License Agreement entered into by the Company and Zevra in April 2011. Under this termination arrangement, the Company has the right to participate in any and all value that Zevra may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving Zevra and collaborations, royalty arrangements, or other transactions from which Zevra may realize value from these compounds, including the product Azstarys. On March 2, 2021, Zevra announced FDA approval of Azstarys for the treatment of ADHD. For the year ended December 31, 2021, the Company received payment of $2.0 million under this arrangement, which was included in License and royalty revenues.

•Libervant™ - a buccal film formulation of diazepam tentatively approved by the FDA for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy 12 years of age and older. The Company entered into a License and Supply Agreement with Atnahs Pharma UK Limited, a company registered in England and Wales ("Pharmanovia"), effective as of September 26, 2022 (the "Pharmanovia Agreement"), pursuant to which the Company granted Pharmanovia an exclusive license to certain of the Company's intellectual property to develop and commercialize Libervant for the treatment of prolonged or acute, convulsive seizures in all ages in certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa (the "Territory") during the term of the Pharmanovia Agreement. Under the Pharmanovia Agreement, Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and the Company will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory.

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

Market Overview

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

Treatment of anaphylaxis typically consists of an intramuscular injection of epinephrine administered at the earliest opportunity, followed by additional intramuscular or intravenous injections as needed. A generic form of epinephrine auto-injector (brand form EpiPen®) is the leading self-administered form of epinephrine. People with known allergies and who are at risk for anaphylaxis are advised to carry two epinephrine auto-injectors with them at all times and self-administer at the first signs of an anaphylactic reaction. Auto-injectors can be inconvenient to transport and many patients and caregivers dislike injections as a delivery method. Proper dosing and the ability to effectively administer epinephrine in a timely, reliable manner is critical for patients experiencing anaphylaxis. However, we believe that the inability to administer complex molecules via oral administration has limited the development of treatments that have the potential to provide significant patient benefit. We designed AQST-109, a “first of its kind” oral sublingual film formulation delivering systemic epinephrine, as a rescue medicine for the treatment of anaphylaxis, using Aquestive’s proprietary PharmFilm® technologies, to improve patient compliance and lower the total cost of care. We believe there is a significant market opportunity for a non-injectable, easier to administer product with a fast onset of action. A product with this profile could enable patients to conveniently and rapidly self-administer a reliable and accurate dose of epinephrine during an anaphylactic reaction, which we believe will improve patient compliance. Subject to our achieving regulatory approval of this product candidate, which we cannot assure, we believe AQST-109 has the potential to reduce the treatment burden currently associated with intramuscular injections and may lower costs to the healthcare system associated with anaphylaxis, due to inaccurate or untimely dosing.

Epilepsy

Epilepsy is a chronic CNS disorder characterized by recurrent seizure activity. There are 3.4 million people in the United States suffering from epilepsy. According to Symphony Health data, antiepileptic medications generated billions of dollars of sales in the United States in 2022. The direct (medical) and indirect (lost wages and productivity) annual costs associated with epileptic patients in the United States are significant.

Epilepsy treatment regimens typically consist of chronic and acute management therapies. Chronic medicines are used on a daily basis to suppress seizure activity. Approximately 1.1 million of those suffering from epilepsy will continue to suffer with breakthrough seizures and may require an acute (rescue) management strategy. Patients are routinely prescribed antiepileptic drugs, or AEDs, as “maintenance” therapy to control chronic seizure activity. Most AEDs specifically target neuronal excitation or neuronal inhibitory pathways. Patients are routinely prescribed benzodiazepines as “rescue” therapy for the management of acute seizure emergencies.

Rescue therapies are administered as needed in the event of an acute seizure to rapidly terminate seizure activity. One of the most effective benzodiazepines currently available for the treatment of acute seizures is diazepam. Diazepam has historically been marketed as a product administered rectally and more recently, a nasal spray product was introduced to the market. Rectal administration of this drug presents a particular challenge for patients. We developed our product candidate Libervant as an alternative to the device-dependent rescue therapies currently available to patients with refractory epilepsy.  See “Our Product Portfolio and Pipeline” above and “Competition” below in this Item 1. Business of this Form 10-K for additional information concerning the Libervant FDA approval process and market access issues.

There are multiple epileptic syndromes including LGS, which is a rare, intractable form of epilepsy. Patients with LGS are often drug resistant, predisposing them to recurrent seizures, and are typically prescribed a combination of antiepileptic medications, which often includes clobazam. Clobazam (branded name Onfi) is available in both a tablet and suspension formulation.  Generic versions of the clobazam tablet and suspension formulation are available to patients, as well. Sympazan was developed as an alternative to these other routes of administration of clobazam.

Manufacturing and Product Supply

We operate two manufacturing and primary packaging facilities located in Portage, Indiana, where we currently manufacture our licensed products, Suboxone, Exservan, Ondif and Sympazan, on an exclusive basis. These facilities are expected to have a combined capacity to accommodate the production of our proprietary product pipeline candidates and licensed products, without any current need for additional infrastructure. In 2022, we completed work to expand our manufacturing capabilities to include serialization and secondary packaging. This expansion allows us to support our existing and possible future business collaborations more broadly. With the GMP facilities in Indiana, we will continue to explore possible additional manufacturing capabilities in 2023. We will also continue to consider our anticipated facilities and infrastructure needs as our product development grows. We have produced over 1.0 billion doses in the last five years. As a company, our research and development laboratories are registered with the DEA for Schedule II-V drugs.

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

On January 10, 2020, a competitor of Aquestive obtained FDA approval of its diazepam nasal spray drug candidate, Valtoco, and was granted orphan-drug-exclusivity for this drug commencing as of January 10, 2020.  A company that obtains FDA approval for a designated orphan drug receives orphan market exclusivity for that drug for the designated indication for a period of seven years from the grant date in the United States. This orphan drug exclusivity approval prevents a subsequent product seeking FDA approval from being marketed in the United States during the exclusivity period for the same active moiety for the same orphan drug indication except in the case where the drug candidate sponsor is able to demonstrate, and the FDA concludes, that the later drug is “clinically superior” to the approved products (e.g., safer, more effective, or providing a major contribution to patient care) within the meaning of FDA regulations and guidance.  In assessing whether a drug candidate sponsor has demonstrated that its drug candidate provides a “major contribution to patient care” over and above the currently approved drugs, which is evaluated by the FDA on a case by case basis, there is no single objective standard and the FDA may, in appropriate circumstances, consider such factors as convenience of treatment location, duration of treatment, patient comfort, reduced treatment burden, advances in ease and comfort of drug administration, longer periods between doses, and potential for self-administration.

In August 2022, the FDA granted tentative approval for Libervant for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy 12 years of age and older. The FDA concluded that Libervant has met all required quality, safety, and efficacy standards for approval. Due to an existing FDA regulatory grant of orphan drug market exclusivity for our competitor's diazepam nasal spray product discussed above, Libervant is not yet eligible for marketing in the United States. As a result of the FDA determination, the FDA cannot give final approval for Libervant until the expiration or inapplicability of the orphan drug market exclusivity. We are actively engaging the FDA regarding its determination. We provided the FDA with additional clinical data in September 2022 and were informed that the FDA was reviewing this data. Furthermore, in October 2022, we provided the FDA with a draft protocol for a head-to-head comparative PK study of Libervant versus the competing product. We continue to believe that, particularly in the case of our submitted studies on the effect of food on the absorption of diazepam formulations, Libervant has the distinct advantage of being able to be readily administered when needed without regard to food, providing an important benefit to patients. However, overcoming the orphan drug marketing exclusivity is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such market exclusivity and approve Libervant for U.S. market access. Further, there can be no assurance that a competitor will not obtain other FDA market exclusivity that blocks U.S. market access for Libervant.

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

Patents

Our patent portfolio currently comprises at least 232 issued patents worldwide, of which at least 43 are U.S. patents, and more than 120 pending patent applications worldwide. These issued patents and pending patent applications provide both process of making and composition of matter protection for our PharmFilm® technology and products and product candidates, including Suboxone and our PharmFilm® formulations of tadalafil, diazepam, clobazam, riluzole, and epinephrine. These patents and, if issued as patents, pending patent applications will likely expire between 2023 and 2042. The pending patent applications filed in 2017 will provide composition of matter and process of making protection for our PharmFilm® dosage formulations of diazepam and epinephrine and, if issued as patents, will likely expire by 2042. The projected expiration dates exclude any patent term adjustment or patent term extension.

PharmFilm® – Our Oral Film Technology

Our PharmFilm® technology is covered by at least 12 patent families. These patent families provide process, composition of matter protection for our PharmFilm® technology, and comprise at least 49 issued patents worldwide, of which at least 12 are U.S. patents, and related pending patent applications worldwide. The patents and pending patent applications, if issued as patents, will likely expire between 2023 and 2042, excluding any patent term adjustment or patent term extension.

The PharmFilm® technology patents and/or patent applications also generically and specifically protect the technology utilized in the products and product candidates in our CNS programs, our complex molecule programs, as well as our licensee programs. For example, encompassed within our platform technology patents and/or patent applications is specific coverage directed to PharmFilm dosage formulations of CNS molecules such as diazepam. Also encompassed within our platform technology is coverage for our complex molecule program which includes molecules such as epinephrine. Our platform technology patents and/or patent applications further cover the products Suboxone and Zuplenz, as well as our formulations of the molecules apomorphine and tadalafil, which are part of our licensed programs. The expiration dates for patents covering these products and product candidates, and for pending applications if issued as patents, extend from 2023 to 2042, excluding any patent term adjustment or patent term extension.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including current Good Laboratory Practices (GLPs). The results of preclinical testing are submitted to the FDA as part of an IND application along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND application is submitted.

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

The Federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the Federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,000 and $25,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the Federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. In addition, private individuals can bring actions under the Federal False Claims Act and certain states have enacted laws modeled after the Federal False Claims Act.

In addition to the privacy and security requirements of the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (which we refer to collectively as HIPAA), HIPAA also expanded and created several additional federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.

There are also an increasing number of state laws with requirements for manufacturers and/or marketers of pharmaceutical products. Some states require the reporting of expenses relating to the marketing and promotion of drug products and the reporting of gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the reporting of certain pricing information, including information pertaining to and justification of price increases, or prohibit prescription drug price gouging. In addition, states such as California, Connecticut, Nevada, Massachusetts and the District of Columbia require pharmaceutical companies to implement compliance programs and/or marketing codes. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed below, a similar federal requirement requires manufacturers to track and report to the federal government certain payments made to physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives and teaching hospitals made in the previous calendar year. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, and soon federal, authorities.

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

Compliance with such laws and regulations requires substantial resources. While we no longer engage in the commercial sale of any proprietary drug products, because of the breadth of these various fraud and abuse laws, it is possible that some of our business activities in the past could be subject to challenge under one or more of such laws. Such a challenge could have material adverse effects on our business, financial condition and results of operations. In the event governmental authorities conclude that our business practices did not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations, they may impose sanctions under these laws, which are potentially significant and may include civil monetary penalties, damages, exclusion of an entity or individual from participation in government health care programs, criminal fines and individual imprisonment, additional reporting requirements if we become subject to a corporate integrity agreement or other settlement to resolve allegations of violations of these laws, as well as the potential curtailment or restructuring of our operations. Further, we may be subject to contractual damages and reputational harm as result of such non-compliance. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity.

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

There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On July 24, 2020, four Executive Orders were signed and enacted directing the Secretary of HHS to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale, which may be delayed until 2032 by the recent Consolidated Appropriations Act ; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center, or FQHC, as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. On October 1, 2020, the FDA issued its final rule allowing importation of certain prescription drugs from Canada. On September 13, 2020, President Trump signed an Executive Order directing HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. While some proposed measures will require authorization through additional legislation to become effective, Congress has indicated that they will continue to pursue new legislative and/or administrative measures to control drug costs, including price or patient reimbursement constraints, discounts, restrictions on certain access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Most recently, the Inflation Reduction Act of 2022, or IRA, included a number of significant drug pricing reforms, which include the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services, or HHS (beginning in 2026) that requires manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation (first due in 2023), and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs (beginning in 2025).

It is difficult at this time to predict whether additional executive or legislative initiatives may be proposed related to drug pricing. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of products for which we receive regulatory approval or to successfully commercialize our product candidates, if approved.

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

Additionally, discounted pricing or rebates on purchases of pharmaceutical products must be offered under various federal and state healthcare programs, including: the Centers for Medicare & Medicaid Services’ Medicaid Drug Rebate Program, Medicare Part B Program and Medicare Part D Coverage Gap Discount Programs, the U.S. Department of Veterans Affairs’ Federal Supply Schedule Program, and the Health Resources and Services Administration’s 340B Drug Pricing Program. Specific prices must be reported to government agencies under healthcare programs, such as the Medicaid Drug Rebate Program. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may expose us to penalties.

Some third‑party payors may have cost‑containment measures to be adopted or implemented in the future, including any changes to any Medicare reimbursement program, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and to operate profitably.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. There can be no assurance that our products and product candidates will be considered medically reasonable and necessary for a specific indication, that our products and product candidates will be considered cost‑effective by third‑party payors, that an adequate level of reimbursement will be available, or that the third‑party payors’ reimbursement policies will not adversely affect our ability to sell our products and product candidates, if approved, profitably.

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

Human Capital

As of December 31, 2022, we employed approximately 130 colleagues. All of our colleagues were employed in the U.S. Of these colleagues, 16 are directly involved in research and development, 81 are involved in manufacturing operations, and 33 are involved in business development and general and administrative activities. Our colleagues are not represented by a labor union.

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

Supporting that philosophy, our management team is responsible for ensuring that our policies and procedures reflect and reinforce the Company’s desired corporate culture including policies and procedures related to risk management, ethics and compliance.

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

We remain proactive in ensuring the safety of our colleagues, their families, our patients and our products as we continue to monitor the COVID-19 landscape both in the United States and globally. We were able to overcome many of the challenges presented by the worldwide COVID-19 pandemic by engaging colleagues early and often through organizational messaging aimed at reinforcing our commitment to safety. We continue to engage and educate our colleagues to prevent the spread of COVID-19 to minimize any impact to our business. We follow the CDC guidelines and provide testing to and quarantining of colleagues, when necessary.

Environmental Safety

We have few environmental risks but are committed to be part of the global solution. We run environmentally responsible laboratory waste collection, recycling and disposal programs. We educate and encourage our colleagues to be environmentally responsible. As of December 31, 2022, we were in compliance with government and environmental regulations.

Available Information

We file with or submit to the SEC our annual, quarterly, periodic and current reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports and other publicly filed information available as soon as reasonable practicable after we electronically file such material with, or furnish it to the SEC. Our Internet address where these documents and other information can be found is https//aquestive.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report. Our annual, quarterly, periodic and current reports, proxy statements and other public filings are also available free of charge on the EDGAR Database on the SEC's Internet website at www.sec.gov.

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

Summary of Risk Factors

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

•we may need to raise substantial funds in the future to fund our operations. These funds may not be available on acceptable terms or at all and our ability to fund the execution of our business objectives cannot be assured. A failure to obtain this necessary capital when needed could force us to delay, limit, scale back or cease some or all operations.

•we have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability;

•we may fail to obtain regulatory approvals to market our products in the United States or in other countries;

•the failure to overcome a present stay on Libervant entering the U.S. market due to a competitor's orphan drug market exclusivity status;

•the development of pharmaceutical products involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product;

•if our competitors are better able to develop products for the diagnosis and treatment of diseases of the central nervous system and the treatment for anaphylaxis that are safer, more effective, less costly, easier to use or otherwise more attractive than our PharmFilm technology, our business will be adversely impacted;

•even if our product candidates are approved for commercial sale, if we are unable to develop a sales and marketing infrastructure, we may not be successful in commercializing our products in the United States;

•our ability to commercialize our product candidates will depend in part on the extent to which reimbursement will be available from government and health administration authorities, private health maintenance organizations and health insurers, and other healthcare payors;

•any delays or changes to the timing, cost and success of clinical trials for AQST- 109 and our other product candidates;

•failure to generate sufficient data in our PK and PD comparability submission for FDA approval of AQST-109;

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

•we may be subject to damages resulting from claims that we, or our colleagues, have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors;

•our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer;

•if we issue more shares of our Common Stock to raise capital, our current stockholders will incur substantial dilution;

•we may be subject to damages resulting from litigation matters currently pending against the Company;

•our business and operations may be adversely affected by the COVID-19 pandemic; and

•adverse developments affecting the financial services industry which could adversely affect our current and projected business operations and our financial condition and results of operations.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

Some of our product candidates will require substantial additional development time and resources before we are able to receive regulatory approvals, implement commercialization infrastructure and strategies, or license product out to begin generating revenue from product sales or royalty streams. Our current product candidates are still in their early stages and we may not generate substantial revenue from sales or royalties of our product candidates in the near term, if ever.

We have devoted most of our financial resources to product development. To date, we have financed our operations primarily through the sale of equity and debt securities, proceeds from our debt facilities, and from revenues from certain product licenses and collaborations. The extent of future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue.

The development, regulatory approval process, and commercialization of drug candidates involve significant risk and significant uncertainty, including matters over which we have no control.  Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our expenses. We expect to incur substantial expenses going forward, which we expect will increase as we expand our development activities and product portfolio. Some of the expenses we expect to incur going forward include:

•conducting clinical trials of our product candidates;

•seeking regulatory approval for any of our product candidates that successfully complete clinical development;

•maintaining, expanding and protecting our intellectual property portfolio;

•acquiring or in-licensing new technologies or development-stage or approved products;

•adding clinical, scientific, operational, financial, and management information systems personnel, including personnel to support our product development and to support our operations as a public company; and

•experiencing incremental costs due to delays or encountering any issues with any of the above, including, but not limited to, failed or not fully successful trials, complex results, safety issues or other regulatory challenges.

We expect to continue to incur net losses for at least the next few years as we pursue the development efforts of our product candidates. Our net losses may fluctuate significantly from period to period, depending on regulatory approval developments concerning our product candidates, the timing of our planned clinical trials and expenditures on our other research and development. We expect our expenses will continue to be substantial in 2023 and future periods as we continue to:

•continue to clinically develop AQST-109 and provide supporting data needed for market approval from the FDA;

•continue to seek licensing and other transactions of our product candidates; and

•continue to engage with the FDA to overcome the present stay on Libervant entering the U.S. market due to a competitor's orphan drug market exclusivity status.

We expect to continue to manage the timing and level of expenses in light of the declining Suboxone revenues, while focusing on the development and commercialization of AQST-109.

Until we become profitable, if ever, we expect to need to raise significant additional capital in the future through equity or debt issuances, or both, to continue to manage our expenses to extend our capital runway, in order to further the development, and regulatory approval of our products and product candidates, and to conduct our business. We have no committed sources of additional capital, and there can be no assurance that such needed capital or debt financing will be available on favorable terms, or at all. We may seek to obtain additional capital in the future through the issuance of our Common Stock, through other public or private equity or debt financings, through potential non-dilutive capital raising events that may result from royalty streams that may be realizable from our licensed products or licensed intellectual property, through collaborations or licensing arrangements with other companies, and through the sale of assets, including product, product candidates, plants or other tangible assets, or by other means, if available. We may not be able to raise additional capital or other funding on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan and cause us to delay or curtail our operations until such funding is received. To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience dilution, and debt financings, if available (and subject to all of the existing restrictions and conditions under the Company's debt instruments) may involve increased restrictive covenants and increased fixed payments or may otherwise further constrain our financial flexibility.

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

The Company’s cash requirements for 2023 and beyond include expenses related to continuing development and clinical evaluation of our products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of December 31, 2022, we had $27.3 million of cash and cash equivalents.

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine film product, KYNMOBI®, for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. We have received an aggregate amount of $50.0 million through December 31, 2022 under the Monetization Agreement.

Under the Monetization Agreement, additional contingent payments of up to $75.0 million may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125.0 million. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of December 31, 2022, we may not receive any of the additional contingent payments under the Monetization agreement.

With the upfront proceeds of the Marathon monetization, we repaid $22.5 million of the Company's Senior Secured Notes due 2025 (the "12.5% Notes"), and issued $4.0 million of new 12.5% Notes in lieu of paying a prepayment premium due to the holders of the 12.5% Notes (the "Holders") under the Indenture dated July 15, 2019, among Aquestive Therapeutics, Inc., as Issuer, any Guarantor that becomes party thereto and U.S. Bank National Association, as Trustee and Collateral Agent (the "Indenture") on the early repayment of the 12.5% Notes. As a result, we reduced the aggregate principal balance of the 12.5% Notes outstanding to $51.5 million, and such aggregate principal amount remains outstanding as of December 31, 2022. In addition, as of the closing of the Marathon monetization transaction, we issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of our Common Stock.

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

On May 13, 2022, pursuant to the Fifth Supplemental Indenture, the Holders agreed to further extend from June 30, 2022 to March 31, 2023 our ability to access, at our option, an additional $30.0 million of 12.5% Notes re-openers under the Indenture. The Fifth Supplemental Indenture also provided that the Company's access to re-openers is subject to the full approval of Libervant by the FDA for sale in the United States, which full approval includes U.S. market access for Libervant. In addition, the Fifth Supplemental Indenture provided that the holders of 12.5% Notes have the right, but not the obligation, to purchase the re-openers. If and to the extent that we access these re-openers, we will grant the Holders warrants to purchase up to 714,000 shares of Common Stock, with the strike price calculated based on the 30-day volume weighted average closing price of our Common Stock at the warrant grant date.

In 2019, we established an “at-the-market” (ATM) facility, under which, from time to time, we may offer and sell shares of our Common Stock. In April 2022, we entered into a Purchase Agreement with Lincoln Park, under which, from time to time, we may cause Lincoln Park to purchase shares of our Common Stock.

We may not be able to raise additional capital or secure other funding on terms acceptable to us, or at all, and any failure to raise additional capital or other funding as and when needed for our cash requirements, including payments on our 12.5% Notes, would have a negative impact on our business, financial condition and prospects and on our ability to execute and achieve our business plan. We expect to be subject to the issuer "baby shelf" rules of the SEC upon filing this Annual Report on Form 10-K, which will limit our ability to access all available amounts under our ATM and the Lincoln Park Purchase Agreement and limit our ability to otherwise fully utilize our shelf registration statement for capital raising. See "Liquidity and Capital Resources".

If adequate funds are not available for our liquidity needs and cash requirements, as and when needed, from the sources referred to above or otherwise, or at all, we would be required to engage in expense management activities such as reducing staff, delaying, significantly scaling back, or even discontinuing some or all of our current or planned research and development programs and clinical and other product development activities, or reducing our planned commercialization efforts and otherwise significantly reducing our other spending and adjusting our operating plan, and we would need to seek to take other steps intended to improve our liquidity. We also may be required to evaluate additional licensing opportunities, if any become available, of our proprietary product and product candidate programs that we currently plan to self-commercialize or explore other potential liquidity opportunities or other alternatives or options or strategic alternatives, including asset sales, although we cannot assure that any of these actions would be available or available on reasonable terms. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing most, if not all, of their investment in the Company.

We may sell additional equity, incur debt or raise funds through licensing arrangements to fund our operations, which may result in dilution to our stockholders, impose restrictions on our business or require us to relinquish proprietary rights.

Aquestive has experienced a history of net losses and our accumulated deficits totaled $311.2 million as of December 31, 2022. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties.

On November 20, 2020, the Company began utilizing the Company's ATM facility. For the year ended December 31, 2022, the Company sold 2,860,538 shares which provided net proceeds of approximately $3.9 million, after deducting commissions and other transaction costs of $0.3 million. This ATM facility has approximately $33.4 million available at December 31, 2022.

For the year ended December 31, 2021, the Company sold 6,550,486 shares which provided net proceeds of approximately $29.8 million after deducting commissions and other transaction costs of $1.3 million.

Until such time, if ever, that we can generate sufficient revenue to fully fund our operations, we would need to seek additional capital and cash resources through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the stockholders' existing ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financings may be coupled with an equity component, such as warrants to purchase shares of our common stock, which could also result in dilution of existing stockholders’ ownership. The incurrence of additional indebtedness would result in increased fixed payment obligations and could also result in certain increased restrictive covenants (most, if not all, of which currently exist under our existing debt facilities), such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights or sell assets, and other operating restrictions that could adversely impact our ability to conduct our business and continue to result in liens being placed on all of our assets and intellectual property. If we were to default on such indebtedness, we could lose all such assets and intellectual property and our ability to operate our business.

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

•the timing of addressing any additional data required to obtain FDA approval of AQST-109 and delays as a result thereof;

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

•our ability to maintain selling prices and gross margins on our products;

•changes in coverage and reimbursement policies of health plans and other health insurers, including changes to Medicare, Medicaid and similar government healthcare programs;

•our ability to comply with complex governmental regulations applicable to many aspects of our business;

•increases in the cost of raw materials used to manufacture our products and product candidates;

•manufacturing and supply interruptions, including product rejections or recalls due to failure to comply with manufacturing specifications or current Good Manufacturing Practices;

•timing of revenue recognition related to our collaboration agreements;

•our ability and the significant cost to protect our intellectual property and avoid infringing the intellectual property of others and any adverse developments in any related legal proceeding or in other legal proceedings of any nature; and

•the outcome and cost of existing or possible future litigation with third parties.

Our level of indebtedness and significant debt service obligations could constrain our ability to invest in our business and make it more difficult for us to fund our operations.

We have substantial debt and substantial debt service obligations. At December 31, 2022, we had an aggregate principal amount of $51.5 million of outstanding indebtedness, represented by the 12.5% Notes. In the future, we may need to raise additional funds.

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

•if cash flow from revenues from licensed product or collaborative arrangements are insufficient to satisfy our obligations with respect to our existing indebtedness, we may be forced to seek to sell assets (subject to obtaining consent under the Indenture) or seek additional capital, which we may not be able to accomplish on favorable terms, if at all;

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

We are dependent upon the commercial success of our licensed products and other licensing activities to generate revenue for the near future.

Although we are in the process of testing and developing proprietary product candidates and may seek to acquire rights in other approved drugs, we anticipate that our ability to generate revenue and to become profitable in the near future will depend upon the continued commercial success of Sympazan, Suboxone, Exservan, Azstarys, and KYNMOBI in the U.S., the continued commercial success of Ondif® in Brazil, and our ability to commercialize our product candidate Libervant subject to FDA approval for U.S. market access, including our ability to overcome the current orphan drug market exclusivity of another approved drug, which is difficult to establish and with limited precedent. There can be no assurance that the FDA will agree with our position seeking to overcome such market exclusivity and approve Libervant for U.S. market access. Further, there is no assurance that we will become commercially successful to the extent necessary to become profitable. If our current products are not commercially successful, our ability to generate manufacturing and sale margins and licensing or royalty revenues will be impaired. Without those revenues, our ability to continue planned development initiatives and commercialization efforts would be limited. Due to our dependence on the commercial success of our products, delays or setbacks in the commercial success of any of these products would likely materially adversely affect our business, prospects, results and operations and financial consideration.

A substantial portion of our revenues is derived from a single customer and license and any loss or material reduction in revenues from such significant customer would adversely affect our business.

Historically, a substantial portion of our revenues in each quarter and year has been derived from a single customer and this trend is expected to continue while we continue to develop, seek regulatory approval of and seek to commercialize our proprietary products and product candidates.  If revenues from such key customer were to decline significantly, it would materially adversely affect our business, financial condition and results of operations. Indivior accounted for approximately 76% and 73% of our revenues for 2022 and 2021, respectively, and we believe in the future will continue to account for a substantial part of our revenues.

Further, the Indivior License Agreement under which we manufacture and supply Suboxone to Indivior on an exclusive basis, may be terminated should certain causes or events occur.  For example, either party to the Indivior License Agreement may terminate the relationship in connection with a material breach by the other party of its contractual obligations.  Indivior may also terminate the Indivior License Agreement if the FDA or other applicable regulatory authority declares our manufacturing site to no longer be suitable for the manufacture of Suboxone or Suboxone is no longer suitable to be manufactured due to health or safety reasons.  In addition, the Indivior Licensing Agreement currently has a one-year term, subject to automatic one-year renewals unless either party provides the other party with twelve months’ prior notice of non-renewal.  As a result, there can be no assurance that either party will not terminate the Indivior License Agreement either due to any future breach of obligation, other termination cause or event, or notice of non-renewal.  Any such termination would have a material adverse impact on our business, results of operations, capital position and prospects.

Although Suboxone has continued to retain meaningful market share, we expect erosion of this sunsetting branded product over time, which will further affect our total revenues and our results from operations.

Indivior is a party to a number of lawsuits alleging Indivior engaged in deceptive and misleading marketing and distribution practices in its distribution and sale of Suboxone and seeking a monetary relief. We cannot assess whether this settlement and disposition will have a material adverse financial impact on our business, prospects, liquidity, financial condition and operating results.

We have been involved in antitrust litigation in connection with the launch of Suboxone and any adverse decisions in such litigation could impair our ability to raise addition capital and significantly harm our business.

We were named as a defendant in antitrust litigation brought against us and Indivior. The litigation involves allegations that we have engaged in conduct intended to interfere with the introduction of generic drug products that would compete with Suboxone in the marketplace. On October 19, 2022, the court in that lawsuit entered an order dismissing all claims against the Company in the lawsuit. The order dismissing all claims against the Company could be appealed by the plaintiffs in the case. The Company is not able to determine or predict whether the plaintiffs will appeal the order or the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter. For more information, please see Part II Item 8. Financial Statements and Supplementary Data, Note 20, Contingencies.

KYNMOBI® is commercialized by Sunovion Pharmaceuticals, Inc., therefore, it is unlikely we will receive additional contingent payments pursuant to the Monetization Agreement in the amount or at the time we have planned, or at all, and any failure to receive such payments would have a material adverse impact on our financial position and capital needs.

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine film product, KYNMOBI, for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. We have received an aggregate amount of $50.0 million through December 31, 2022 under the Monetization Agreement.

Under the Monetization Agreement, additional aggregate contingent payments of up to $75.0 million may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125.0 million. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of December 31, 2022, the Company likely may not receive any of the additional contingent payments under the Monetization agreement.

With the upfront proceeds received under the Monetization Agreement, we repaid $22.5 million of the 12.5% Notes, and issued $4.0 million of new 12.5% Notes in lieu of paying a prepayment premium due to the Holders under the Indenture on the early repayment of the 12.5% Notes, reducing the aggregate principal balance of 12.5% Notes outstanding to $51.5 million as of December 31, 2022.

Risks Related to Development and Commercialization of Our Products and Product Candidates

Our business was significantly adversely affected by the determination by FDA that Libervant is approvable, but not approved for U.S. market access.

On September 25, 2020, we received a Complete Response Letter (CRL) from the FDA for Libervant. The FDA issues a CRL to indicate that the review cycle for an application is complete but the application cannot be approved in its current form. In the CRL, the FDA cited that, in a study submitted by the Company with the NDA, certain weight groups showed a lower drug exposure level than desired. In a Type A meeting with the FDA in November 2021, the FDA confirmed that these issues may be addressed by utilizing modeling and simulations for an updated dosing regimen. The Company resubmitted a revised weight-based dosing regimen with modeling and simulations in December 2020. In February 2021, the FDA provided feedback on the December 2020 submission which provided clarity regarding the information that the FDA expected to see in our population pharmacokinetic (PK) model and safety data as it relates specifically to the patient population included in the studies. In June 2021, we resubmitted our New Drug Application ("NDA") to the FDA. In July 2021, the FDA accepted our resubmission filing of the NDA and assigned a PDUFA target goal date of December 23, 2021. In addition to responding to a number of information requests, the FDA concluded an audit of our post marketing adverse event reporting capabilities, requested and received additional information about the patent coverage for the product, approved for use the trade name for Libervant, and made recommendations for changes in language related to our packaging. Concurrently, we spoke with the FDA Office of Orphan Products Development and provided additional information supplementing our original correspondence to the group. On December 20, 2021, we received notification from the FDA that it was not ready to act by the PDUFA target goal date of December 23, 2021 for the Company’s NDA for Libervant Buccal Film, and was unable to provide an estimate of the timing of an expected action.

On February 15, 2022, the FDA notified us that it was continuing to consider whether the orphan-drug exclusivity granted for another approved product affects the approvability of Libervant and could not provide a specific update regarding timeliness or an anticipated action date for approval of Libervant. On August 30, 2022, the FDA provided an approvable letter for Libervant that stated that Libervant was not cleared for U.S. market access until the orphan drug market exclusivity for Valtoco, a competing product, ends in January 2027.

A company that obtains FDA approval for a designated orphan drug receives market exclusivity for that drug for the designated indication for a period of seven years from the grant date in the United States. This orphan drug exclusivity approval may prevent a subsequent product seeking FDA approval from being marketed in the United States during the exclusivity period for the same active moiety for the same orphan drug indication except in the case where the drug candidate sponsor is able to demonstrate, and the FDA concludes, that the later drug is “clinically superior” to the approved products (e.g., safer, more effective, or providing a major contribution to patient care) within the meaning of FDA regulations and guidance. In assessing whether a drug candidate sponsor has demonstrated that its drug candidate provides a “major contribution to patient care” over and above the currently approved drugs, which is evaluated by the FDA on a case by case basis, there is no one objective standard and the FDA has determined that Libervant is not "clinically superior" to Valtoco. There is no assurance that the FDA will determine that Libervant is "clinically superior" to Valtoco prior to January 2027, and therefore we would not earn any revenues, if any, until then in the United States.

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

We currently have product candidates in preclinical and clinical development. Our business depends primarily on the successful clinical development, regulatory approval and commercialization of our product candidates. Before our product candidates can be marketed, the FDA and other comparable foreign regulatory agencies must approve our applicable NDA or comparable regulatory submissions. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is very uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Further, positive results from earlier stage clinical trials may not be predictive of later clinical trials or other regulatory developments. In addition, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. Also, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval. Even after successful completion of clinical testing, there is a risk that the FDA may request further information from us, disagree with our findings or otherwise undertake a lengthy review of our submission. We also face hurdles and setbacks by reason of competitors’ drug candidates obtaining FDA or other regulatory approvals, including orphan drug market exclusivity, prior to our obtaining FDA or other regulatory approval of our similar drug candidate. Even if the FDA approves our NDA, we may be unable to successfully commercialize our products and product candidates.

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

We have sought orphan drug market exclusivity for our drug candidate Libervant and may in the future seek market exclusivity for other product candidates, including orphan drug market exclusivity. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

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

Also, overcoming the orphan drug exclusivity is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such market exclusivity and approve Libervant for U.S. market access with orphan drug exclusivity. If we fail to receive such exclusive rights, our ability to prevent competitors from manufacturing, marketing and selling competing products will be materially impaired, and our results of operations and financial condition may be significantly adversely affected.

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

•the inability to enroll or delays in enrolling a sufficient number of patients in trials, particularly in orphan indications, to observe statistically significant treatment effects in the trial;

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

We have directly marketed just a single product, Sympazan. With this limited experience, we may lack the necessary expertise, personnel and resources to successfully commercialize our other product candidates that must first receive regulatory approval, either on our own or together with collaborators.

We rely on our third-party licensees to commercialize our multiple licensed products and to date have only marketed, through our own efforts and with the services of third-party outsourcing vendors, including contract sales personnel, our first self-developed product, Sympazan, launched in December 2018. With the license of Sympazan to Assertio in October, 2022, we scaled back many of our commercial operations, including elimination of our sales and marketing force. Given our limited history of direct experience in commercializing product candidates, and current limited commercial operations, we have no long-term experience upon which to measure our ability or success in commercializing future product candidates, if approved, or our ability to make predictions about financial results or prospects of any future launches of product candidates, if approved.

Our ongoing commercial strategy for our product candidates involves the development of a commercial infrastructure that spans multiple jurisdictions and is dependent upon our ability to build an infrastructure that is capable of implementing our commercial product launch strategy. The establishment and development of our commercial infrastructure will be expensive and time consuming, and we may not be able to develop our commercial infrastructure successfully or in a timely manner, or at all. Doing so will require a high degree of coordination and compliance with laws and regulations in numerous territories, including in the United States, each state, and other countries in which we do business, including restrictions on advertising practices, enforcement of intellectual property rights, restrictions on pricing or discounts, transparency laws and regulations, and unexpected changes in regulatory requirements and tariffs. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize our product candidates in the United States and other jurisdictions in which they are or may be available will be materially adversely affected.

We also intend to enter into strategic licenses with third parties to commercialize our product candidates outside of the United States. We may have difficulty establishing relationships with third parties on terms that are acceptable to us, or in all of the regions where we wish to commercialize our products, or at all. If we are unable to build our own distribution and marketing capabilities or to find suitable licensees for the commercialization of our products and product candidates, if approved, we may have difficulties generating revenue from them and our business, results of operations, financial condition and prospects and the trading price of our stock may be materially adversely affected.

Our success depends upon attaining significant market acceptance of our licensed products and product candidates, if approved, among patients, physicians, pharmacists and the medical community.

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

Further, we may not be able to hire or contract for a sales force that is sufficient in size or has adequate expertise in the medical markets that we intend to target for our product candidates in the future. Any failure or delay in the development of our sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates, if approved.

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

While physicians in the U.S. may choose and are generally permitted to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote our products is narrowly limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Promotional activities that fail to comply with the FDA’s regulations or guidelines may be subject to warnings from, or enforcement action by, these authorities and may cause the FDA to issue warning letters or untitled letters, bring an enforcement actions, suspend or withdraw an approved product from the market, require a recall or institute fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could materially harm our reputation and our business significantly.

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

•our ability to commercialize and market any of our product candidates after receiving regulatory approval;

•the price of our products relative to pricing of branded or generic competitors;

•whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare and Medicaid;

•our ability to protect intellectual property rights related to our products and product candidates;

•our ability to manufacture on a cost-effective basis for our products and product candidates that receive regulatory approval; and

•acceptance by physicians and other healthcare providers of any of our products and product candidates that receive regulatory approval.

If our competitors' market products that are more effective, safer or less expensive than our product candidates, or that reach the market sooner than our product candidates, our products may enter the market too late in the cycle and may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because we have limited research and development capabilities, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

If we are unable to achieve and maintain coverage and adequate reimbursement from third-party payors for our licensed products or product candidates, if approved, their commercial success may be severely hindered.

Successful commercialization of our licensed products and product candidates, if approved, will depend in part on the extent to which coverage and adequate reimbursement are available from third-party payors, including governmental healthcare programs such as Medicare and Medicaid, commercial health insurers and managed care organizations, and how quickly such coverage and reimbursement can be obtained, if obtained at all. Third-party payors determine which medications they will cover and establish reimbursement levels. Reimbursement decisions by third-party payors depend upon a number of factors, including, among other things, each third-party payor’s determination that use of a product is:

•a covered benefit under its health plan;

•appropriate and medically necessary for the specific condition or disease;

•cost effective; and

•neither experimental nor investigational.

Obtaining coverage and reimbursement approval from third-party payors may be a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data, including results from expensive pharmacoeconomic studies, beyond the data required to obtain marketing approval, to each third-party payor. There is no guarantee that we will be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement.

Cost containment is a primary concern of the U.S. healthcare industry and elsewhere as well as for governmental authorities. Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. Third-party payors may deny reimbursement for covered products if they determine that a medical product was not used in accordance with third-party payor coverage policies, such as required procedures for cost-effective diagnosis methods and other conditions that must be met before the third-party payor will provide coverage for use of a product. For example, insurers may establish a “step-edit” system that requires a patient to first use a lower price alternative product prior to becoming eligible for reimbursement of a higher price product. Third-party payors also may refuse to reimburse for drugs, procedures and devices deemed to be experimental, or that are prescribed for an unapproved indication. It is also possible that a third-party payor may consider our products or product candidates as substitutable by less expensive therapies and only offer to reimburse patients for the less expensive product.  Even if we show improved efficacy or improved convenience of administration with our products or product candidates, pricing of existing drugs may limit the amount that can be charged for our licensed products or product candidates.  These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on investment in product development.  Further, third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Further, some third-party payors challenge the prices charged for medical products and may impose price controls or require that drug companies provide them with predetermined discounts from list prices.

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

The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Levels of reimbursement may also decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the reimbursement available for and the pricing of our product candidates, once approved, which in turn, could negatively impact the demand for our product candidates. If payors are not adequately reimbursed for our licensed products or product candidates, they may reduce or discontinue purchases of them, which would result in a significant shortfall in achieving revenue expectations and negatively impact our business, prospects and financial condition.

Our relationships with customers, physicians, and third-party payors will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any licensed products currently marketed and any product candidates for which we obtain marketing approval in the future. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations promulgated thereunder. These laws will impact, among other things, our clinical research programs and our proposed sales, marketing and educational programs for our product candidates, if approved. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation, including the BBA, extended the 2% reduction, on average, to 2027, subject to additional Congressional action. Sequestration may result in additional reductions in Medicare and other healthcare funding and, if we obtain regulatory approvals, may otherwise affect the prices we may obtain for our product candidates or the frequency with which our product candidates may be prescribed or used if approved. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which was fully implemented in 2022.  At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement and their choice of medications to use.

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

Most recently, the Inflation Reduction Act of 2022, or IRA, included a number of significant drug pricing reforms, which include the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services, or HHS (beginning in 2026) that requires manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation (first due in 2023), and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs (beginning in 2025).

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

We currently have relationships with two third parties for the manufacture of our thin film foil. Because of the unique equipment and process for manufacturing our thin film foil, transferring manufacturing activities for our foil to an alternate supplier would be a time-consuming and costly endeavor, and there are only a limited number of manufacturers that we believe are capable of performing this function for us. Switching thin film foil suppliers may involve substantial cost and could result in a delay in our desired clinical and commercial timelines. If any of our thin film foil manufacturers breach or terminate their agreements with us, we would need to identify an alternative source for the thin film foil manufacture and supply of foil to us for the development and commercialization of the applicable products. Identifying an appropriately qualified source of alternative thin film foil supply for any one or more of these product candidates could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our product candidates, or in satisfying our manufacturing and supply commitments and obligations for our licensed products, which could harm our financial position, the commercial potential for our licensed products and product candidates, and our results of operations, as well as to result in a default in our supply commitments and obligations. Any alternative thin film foil vendor would also need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if we appoint a new manufacturer for supply of our licensed products that differs from the manufacturer used for clinical development of such products. For our product candidates, we expect that only one supplier will initially be qualified as a vendor with the FDA. If supply from the approved vendor is interrupted, there could be a significant disruption in our development and supply activities.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our approved products and product candidates, cause us to incur higher costs and prevent successful commercialization of our licensed products and product candidates, if approved. Furthermore, if our suppliers fail to deliver the required commercial quantities of components and active pharmaceutical ingredient on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, we would likely be in default in our supply obligations, which could result in the termination of our supply agreements, our incurring potential default damages and our loss of significant revenues.

We rely on third parties to manufacture active pharmaceutical ingredients, or API, for our licensed products and product candidates, and we intend to rely on third parties to manufacture the API for other approved products. The commercialization of any of our licensed products and product candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of API or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance.

We currently rely, and expect to continue to rely, on third parties to manufacture API for our licensed products and our product candidates, and control only certain aspects of their activities.

Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our supply of licensed products, proprietary product candidate programs and commercialization activities. Our reliance on these third parties reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards and any applicable trial protocols or our obligations under our product supply commitments and obligations. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to complete, or may be delayed in completing, clinical trials required to support future regulatory submissions and approval of our product candidates and we would likely be in default in our supply commitments and obligations for our licensed products, which could result in the termination of our supply agreements, our incurring potential default damages and our loss of significant revenues.

Our licensed products and product candidates are highly reliant on very complex sterile techniques and personnel aseptic techniques. The facilities used by us, and by our third-party API manufacturers, to manufacture our licensed products and product candidates must maintain a compliance status acceptable to the FDA or other applicable regulatory authorities pursuant to inspections that will be conducted after we submit our NDA to the FDA. If we or any of our third-party API manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, we or they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of third-party API manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Further, as we scale up manufacturing of our product candidates and conduct required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution in order for us to proceed with our planned clinical trials and obtain regulatory approval for commercialization of our product candidates. In the future, for example, we may identify impurities in the product manufactured by us or for us for commercial supply, which could result in increased scrutiny by the regulatory agencies, delays in our clinical program and regulatory approval, increases in our operating expenses, or failure to obtain or maintain approval for our licensed products and product candidates. If the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to manufacture our products, we would need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates and which could also result in default in our supply commitments and obligations for our licensed products, our incurring potential default damages and our loss of significant revenues.

More generally, we and our API manufacturers of pharmaceutical products, may often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Additionally, we and our API manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments, such as recent events in Ukraine and Russia, or other geopolitical uncertainty. If we or our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to manufacture our products, or to make our product candidates available for clinical trials and development purposes or to further commercialize any of our licensed products and product candidates in the United States, would be jeopardized. Any delay or interruption in our ability to meet commercial demand may result in the loss of significant potential revenues and could adversely affect our ability to gain market acceptance for approved products as well as a potential default of our supply commitments or obligations. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Additionally, if supply from one approved API manufacturer is interrupted, there could be a significant disruption in commercial supply. Regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and would likely result in a delay in our desired clinical and commercial timelines and disrupt our supply commitment and obligations.

The occurrence of any of these factors could have a material adverse effect on our business, results of operations, financial condition and prospects.

The design, development, manufacture, supply, and distribution of our licensed products and our product candidates is highly regulated and technically complex.

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

Regulatory authorities also may, at any time following approval of a product for sale, inspect our manufacturing facilities or those of our third-party suppliers or contractors. If any such inspection identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third-party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales of our approved products or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. If we or any of our third-party API or component manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending NDA for a new drug product or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed resulting in a significant loss of revenues and results and resulting in a potential default in our supply commitments or obligations, which could lead to termination of our supply agreements, our incurrence of default damages and our loss of significant revenues.

We may not be successful in establishing development and commercialization collaborations, which could adversely affect, and potentially prohibit, our ability to develop our product candidates.

Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approvals, establishing manufacturing capabilities and marketing approved products are expensive, we continue to explore collaborations or licensing arrangements with third parties that have available resources and experience both in the United States and in territories outside of the United States. We continue to explore selective collaborations with third parties for development and commercialization of our products and candidates both in and outside of the United States. We may, however, be unable to advance the development and/or commercialization of our products and product candidates in territories outside of the United States, which may limit the market potential for certain products and product candidates outside the U.S.

In situations where we enter into a development and commercial collaborative arrangement for a product or product candidate, we may also seek to establish additional collaborations for development and commercialization in territories outside of those addressed by the first collaborative arrangement for such product or product candidate. There are a limited number of potential licensees, and we expect to face competition in seeking appropriate licensees. If we are unable to enter into any development and commercial collaborations and/or sales and marketing arrangements on acceptable terms, if at all, we may be unable to successfully develop and seek regulatory approval for our product or product candidates and/or effectively market and sell approved products, if any, in all of the territories outside of the United States where it may otherwise be valuable to do so.

Whether we reach an agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.  Those factors may include the likelihood of approval by the FDA or foreign regulatory authorities, the potential market for the product or product candidate, the costs and complexities of delivering such product or product candidate to patients, competing products, and industry and market conditions generally.  Collaborations are complex and time-consuming to negotiate and document.

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

We may not be successful in maintaining development and commercialization collaborations, and any collaborators may not devote sufficient resources to the development or commercialization of our products or product candidates or may otherwise fail in development or commercialization efforts, which could adversely affect our ability to develop and successfully commercialize certain of our products and product candidates and our financial condition and operating results.

When we establish collaborative arrangements, such collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and prospects. If we collaborate with a third-party for development and commercialization of a product or product candidate, we can expect to relinquish some or all of the control over the future success of that product or product candidate to the third-party. It is possible that a third-party collaborator may not devote sufficient resources to the development or commercialization of our product or product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such product or product candidate could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our Common Stock. In some cases, we may be responsible for continuing development of a product or product candidate or research program under a collaboration, and the payment we receive from our licensee may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement, and they may require substantial resources to maintain.

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

If any such collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, the development or commercialization of our products or product candidates could be delayed and our business and prospects harmed.  All of the risks relating to product development, regulatory approval and commercialization apply to the activities of our existing and future collaborators.

Additionally, conflicts may arise between us and our third-party collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. For example, our existing revenue streams are largely dependent on Indivior, which holds the global commercialization rights to our approved product, Suboxone. During the years ended December 31, 2022 and 2021, Indivior represented 76% and 73% of our total revenue, respectively. If any such conflicts were to arise with Indivior or any other third party collaborators, one or more of the following events could result, each of which could delay or prevent the development or commercialization of our product or product candidates and harm our business:

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

Risks Related to Our Business Operations and Industry

We may experience difficulties in managing growth if our business expands to meet future needs, which could disrupt our operations.

Although it is not expected to be imminent, if our Company needs to expand to meet demands in growth of our manufacturing operations, commercialization of Libervant, if granted U.S. market access, or additions to our product pipeline in the future, we would expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants, contractors and contract employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our products and product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

In addition, any growth in our management team could add increased expense which we must absorb, without necessarily having commensurate growth in our revenues. Also, to date, we have only directly marketed one product in the market. If we commercialize and directly market Libervant, if approved for U.S. market access, this could require a significant upfront expense and create a rapid growth in our workforce. This increase in expense may negatively impact our results of operations and may add to our need for additional funds.

Our licensed products and, if approved, product candidates, may give rise to potential product liability claims or false marketing claims, and, if successful claims are brought against us, we may incur substantial liability.

As a pharmaceutical company, we operate in a market that is subject to significant risk of liability. The sales of any of our licensed products and product candidates for which we may obtain marketing approval and the use of our product candidates in clinical trials, if any, exposes us to the risk of product liability claims alleging adverse effects from such products or product candidates and false marketing claims relating to the commercialization of such products or product candidates. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies, others selling or otherwise coming into contact with our products or product candidates, or governmental agencies. Suboxone, which treats opioid addiction, has as one of its active ingredients an opioid, buprenorphine. There can be no assurance that we will not become the target of claims relating to opioid addiction as have companies that market opioids. Any product liability claims or false marketing claims could have a material adverse effect on our business, financial position, results of operations and future growth prospects. If we cannot successfully defend against product liability claims or false marketing claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims or false marketing claims may result in:

•impairment of our business reputation;

•withdrawal of clinical study participants;

•substantial costs due to litigation;

•distraction of management’s attention from our primary business;

•substantial monetary awards to patients or other claimants;

•the inability to commercialize our licensed products and product candidates; and

•decreased demand for our licensed products or product candidates, if approved for commercial sale.

We may not be able to maintain insurance coverage, and our existing or any future insurance policies or our own resources may not sufficiently cover claims for damages that we may receive in the future.

Our business exposes us to potential product liability and other liability risks that are inherent in clinical development, manufacturing, marketing, sale and use of human therapeutic products. It is generally necessary for us to secure certain levels of insurance as a condition for the conduct of clinical trials and any sale or use of our products. We have procured product liability insurance with respect to the sale of our licensed products and all clinical trials performed to date for which we were responsible (i.e., in respect of our internal product pipeline). Further, we may seek to expand our insurance coverage for our licensed products and our marketing and commercialization of any future approved product candidates as well as other risks related to our business.

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

In addition, the FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations in the United States and other jurisdictions may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market or license our products and/or product candidates, which would materially adversely affect our ability to generate revenue and achieve or maintain profitability.

Regulatory approval is required for each of our products in each jurisdiction in which we intend to market or license such products, and the inability to obtain such approvals would limit our ability to realize their full market potential.

In order to market products outside of the United States, we or our licensees must comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. However, the failure to obtain regulatory approval in one jurisdiction may adversely impact the ability to obtain regulatory approval in another jurisdiction. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods.

Seeking foreign regulatory approval could result in difficulties and costs and require additional non-clinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. If we or our licensees fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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

Considering widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs that may, for example, restrict distribution of drug products after approval. The Food and Drug Administration Amendments Act of 2007, or FDAAA, grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the FDAAA authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. The FDAAA also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of this law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to provide additional clinical or preclinical data for any of our approved drug products, the indications for which that product candidate was approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize any approved product may be otherwise adversely impacted.

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights of any of our products and product candidates, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and our product candidates. The issuance, scope, validity, enforceability, strength and commercial value of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover the products or product candidates, if approved, in the United States or in foreign countries or territories. If this were to occur, early generic competition could be expected against our products and product candidates, if approved. There may be relevant prior art relating to our patents and patent applications which could invalidate a patent or prevent a patent from issuing based on a pending patent application. In particular, because the active pharmaceutical ingredients in many of our product candidates have been on the market as separate products for many years, it is possible that these products have previously been used off-label in such a manner that such prior usage would affect the validity of our patents or our ability to obtain patents based on our patent applications.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce or which we choose not to seek to patent, and any other elements of our drug development and reformulation processes that involve proprietary know-how, information or technology that is not covered by patents. Although we generally require all of our colleagues to assign their inventions to us, and we generally seek to have all of our colleagues, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors or other third parties. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA is considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

We may enjoy only limited geographical protection with respect to certain patents and we may not be able to protect our intellectual property rights throughout the world.

Filing and prosecuting patent applications and defending patents covering our products or product candidates, if approved, in all countries throughout the world would be prohibitively expensive. Competitors may use our and our licensors’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we and our licensors have patent protection, but enforcement rights are not as strong as those in the United States or Europe. These products may compete with our products or product candidates, and our and our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Competitors may infringe our patents or the patents of any licensors and potential licensors. To counter infringement or unauthorized use, we have been, and in the future may be, required to file infringement claims, which are expensive and time-consuming. For example, beginning in August 2013, we filed patent infringement lawsuits against six generic companies in the U.S. District Court for the District of Delaware for the approval by the FDA of generic versions of Suboxone in the United States. Of these, cases against all but one of the six generic companies have been resolved. We are also seeking to enforce our patent rights in multiple cases as further described in Part II Item 8. Financial Statements and Supplementary Data, Note 20. Contingencies.

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

As described in Part II Item 8. Financial Statements and Supplementary Data, Note 20, Contingencies to our consolidated financial statements, a number of our issued patents are involved in litigation. In addition to the challenges we face in those litigation matters, a number of our issued patents are or have been involved in administrative proceedings, such as reexamination and inter partes review at the USPTO and opposition at the EPO. There can be no assurance that all claims of the challenged patents will be upheld or that the patents challenged by us will be found infringed. We may lose any of the challenged patents entirely, or we may have to amend the scope of claims to an extent which may be considered insufficient to cover our products or product candidates. If any of those scenarios were to occur, we might lose our competitive advantage in our market, and our business could be materially affected.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. For more information, please see Part II Item 8. Financial Statements and Supplementary Data, Note 20, Contingencies to our consolidated financial statements.

Third parties may commence legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a negative impact on the success of our business.

Our commercial success depends, in part, upon our ability, and the ability of our existing and future collaborators, to develop, manufacture, market and sell our products and product candidates, if approved, and use our proprietary technologies without alleged or actual infringement, misappropriation or other violation of the patents and proprietary rights of third parties. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries.  Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates.  In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us.

We may have been and in the future may become party to or be threatened with adversarial proceedings or litigation regarding intellectual property rights with respect to our products, product candidates and technology, which may include interference or derivation proceedings, post grant review and inter partes review before the USPTO or similar adversarial proceedings or litigation in any jurisdiction.  Similarly, we or our licensors or collaborators have initiated, and in the future may initiate, such proceedings or litigation against third parties, which may include challenging the validity or scope of intellectual property rights controlled by third parties.  Third parties have asserted and in the future may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.  There is a risk that additional third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us.  Even if we believe any of those claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our ability to commercialize such product or product candidates unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable.  Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our technology, holders of any such patents may be able to block our ability to develop and commercialize the applicable product or product candidate unless we obtained a license or until such patent expires or is finally determined to be invalid, unenforceable or not infringed by our product or technology.  In either case, such a license may not be available on commercially reasonable terms, or at all.  Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.  Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our product candidates.  We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all.  In such event, we may be unable to further practice our technologies or develop and commercialize any of our product candidates at issue, which could significantly harm our business.

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

Suboxone, Zuplenz, Sympazan, Exservan, KYNMOBI, and Azstarys have been approved by the FDA, and other product candidates may be approved by the FDA in the future. As additional products of ours are on the market, one or more third parties may also challenge the patents that we control covering our products, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products.

If we or one of our licensees initiated legal proceedings against a third-party to enforce a patent covering one of our products or product candidates, the defendant could counterclaim, and have in certain existing proceedings counterclaimed, that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our products or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our products or product candidates. Such a loss of patent protection could have a material adverse impact on our business. For more information, please see Part IV, Note 20, Contingencies to our consolidated financial statements.

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

•our limited cash resources and substantial indebtedness;

•variations in the level of expenses related to our future development programs;

•any product liability or intellectual property infringement lawsuit in which we may become involved;

•delays in obtaining, failure to obtain, or adverse developments in obtaining FDA and other regulatory approval of our product candidates;

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

As of December 31, 2022, our executive officers and directors beneficially owned approximately 5.5% of our outstanding common stock. In addition, Bratton Capital Management L.P. beneficially owned, directly, approximately 18.4% of our outstanding common stock as of December 31, 2022.  Therefore, these stockholders may have, through their respective ownership positions, the ability to effectively influence or control matters requiring stockholder approval, including elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock that you may believe are in your best interest as one of our stockholders.

We may incur substantial costs relating to “excess parachute payments” under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended.

We entered into an employment agreement with A. Mark Schobel, our Chief Innovation and Technology Officer, pursuant to which he is entitled to receive an additional tax indemnification payment, or a “gross-up” payment, if the payments and benefits under his employment agreement or any other benefits plans and programs trigger excise tax liability under Section 4999 of the Internal Revenue Code of 1986, as amended, or the Code, for “excess parachute payments.” Under Sections 280G and 4999 of the Code, the excise tax is triggered by change in control-related payments that, in general, equal or exceed three times Mr. Schobel’s average annual taxable compensation over the five calendar years preceding the change in control. The excise tax equals 20% of the amount of the payment in excess of Mr. Schobel’s average taxable compensation over the preceding five calendar year period (i.e., the excess parachute payments). In addition to providing Mr. Schobel with a tax gross-up payment, we may not take a federal tax deduction for Mr. Schobel’s excess parachute payments.

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

•eliminating the ability of stockholders to call a special meeting of stockholders; and

•establishing advance notice and other requirements, including compliance with the SEC Universal Proxy Rules, for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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
•Although we have reopened our business office after several months of closure during the coronavirus pandemic, if there is a resurgence of COVID-19 exposures, we may be forced to close our business office again. However, we would expect that our colleagues in our research and development laboratory and manufacturing facilities would continue to work on site, with appropriate safety and health measures reimplemented in order to reduce risk of transmission, as they did throughout the pandemic.  Should such a resurgence occur, our increased reliance on colleagues and other third parties on whom we rely working from home or having health issues may negatively impact productivity and could limit commercial launch activities for any new approved product, or disrupt, delay, or otherwise adversely impact our business.  In addition, this could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.  Our colleagues conducting research and development activities might not be able to access our laboratory or manufacturing facilities for an extended period of time as a result of any further closure of our facilities as well as the possibility of further governmental restrictions.  As a result, this could delay timely completion of preclinical activities, including completing Investigational New Drug (IND)/Clinical Trial Application (CTA) enabling studies or our ability to select future development candidates, and initiation of clinical or other of our development programs and production and delivery of our products.
•The FDA and comparable foreign regulatory agencies may experience disruptions, have slower response times or be under-resourced to continue to monitor our clinical trials or to conduct required activities and review of our product candidates seeking regulatory review and such disruptions could materially affect the development, timing and approval of our product candidates.
•The coronavirus pandemic may impact the requirements of our customers and growth of our approved products.  For example, Indivior, our significant customer for Suboxone, had announced that it anticipated coronavirus impact on its product sales. Although we currently do not anticipate any significant interruption in supply, we continue to monitor this situation closely and there is no assurance that disruptions or delay will not occur as a result of a resurgence of COVID-19 and we cannot accurately predict the adverse impact the coronavirus pandemic will have on orders of our approved product, including Suboxone. We also have experienced in one instance, and could in the future experience, extended customer payment cycles.
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

We are highly dependent on the principal members of our executive team and other key executives, the loss of whose services may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit key executives or the loss of the services of any executive or key employee might impede the progress of our development and commercialization objectives.

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

We are subject to U.S. data protection laws and regulations, including laws and regulations that address privacy and data security. Numerous federal and state laws, including state data breach notification laws and state health information privacy laws, govern the collection, use, and disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us, which could include civil and/or criminal penalties, private litigation and/or adverse publicity that could negatively affect our operating results and business. Member states in the European Union and other countries have also adopted data protection laws and regulations which impose significant compliance obligations. In the European Union, the collection and use of personal health data has been governed by the provisions of the EU Data Protection Directive. The EU General Data Protection Regulation (GDPR) replaced the Data Protection Directive (with an enforcement date of May 25, 2018) and is designed to harmonize data privacy laws across Europe and to protect all EU citizens’ data privacy and will have a significant impact on how certain data is processed and handled. The European Union data protection laws and regulations impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data clinical trials.

Any failure to comply with these laws and regulations or the manner in which they are interpreted or implemented could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

Our colleagues, principal investigators, consultants and agents may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our colleagues, principal investigators, consultants and agents. Misconduct by these parties could include failure to:

•comply with FDA regulations or the regulations applicable in other jurisdictions;

•provide accurate information to the FDA and other regulatory authorities;

•comply with healthcare fraud and abuse laws and regulations in the United States and abroad;

•report financial information or data accurately; or

•disclose unauthorized activities to us.

We may be subject to claims that our colleagues, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our colleagues, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our colleagues’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other colleagues from our core business.

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

•market conditions in the pharmaceutical and biotechnology sectors;

•inflation and rising interest rates;

•general economic, industry and market conditions; and

•the other factors described in this “Risk Factors” section.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our Common Stock could decline.

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

We are an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company”, as defined in Rule 405 under the Securities Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO (which is December 31, 2023), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We also qualify as a “smaller reporting company,” meaning we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a "smaller reporting company" which allows us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and certain reduced financial disclosures in our periodic reports, including this Annual Report on Form 10-K. In addition, we are eligible to remain a smaller reporting company, for so long as we have a public float (based on our Common Stock equity) of less than $250 million measured as of the last business day of our most recently completed second fiscal quarter or a public float (based on our Common Stock equity) or less than $700 million as of such date and annual revenues of less than $100 million during the most recently completed fiscal year.  We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result of these disclosure exemptions, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

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

If we fail to or exceed $1.00 per share for a minimum of ten consecutive business days by June 28, 2023, the Company's common stock may become subject to delisting pursuant to Nasdaq's Listing Rule 5450(a)(1).

On December 30, 2022, the Company received a notice from The Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of the Company’s Common Stock has been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”). The notification of noncompliance has no immediate effect on the listing or trading of the Company’s Common Stock on The Nasdaq Global Market.

The Company has 180 calendar days, or until June 28, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the minimum bid price of the Company’s Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the Minimum Bid Price Requirement by June 28, 2023, the Company may be eligible for an additional 180-calendar day compliance period if it elects to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), the Company’s Common Stock will become subject to delisting. In the event that the Company receives notice that its Common Stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.

Sales of a substantial number of shares of our Common Stock in the public market by our existing stockholders would cause our stock price to fall.

Sales of a substantial number of shares of our Common Stock by our existing stockholders, including shares issued to colleagues and directors in respect of the termination of our Performance Unit Plans, or PUP Plans, in the public market or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Common Stock.

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

Adverse developments affecting the financial services industry could adversely affect out current and projected business operations and our financial conditions and results of operation.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each sent into receivership. The Department of the Treasury, the Federal Reserve and the FDIC released a statement that indicated that all depositors of SVB would have access to all of their funds, including funds held in uninsured deposit accounts, after only one business day of closure. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee, however, that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

We do not hold cash deposits or securities at SVB and have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. However, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalization our current projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, a critical vendor or business partner could be adversely affected by any of the liquidity or other risks that are described above as factors, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. Any business partner or supplier bankruptcy or insolvency, or any breach or default by a business partner or supplier, or the loss of any significant business partner or supplier relationships, could result in material adverse impacts on our current and/or projected business operations and financial condition.

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

We also lease a 73,000-square-foot facility (Ameriplex) in Portage, Indiana, to house additional packaging, R&D and other operations. As amended, this lease has a term that extends through September 30, 2028 and contains a renewal option that could extend the lease through September 30, 2033.

We lease a 19,610-square-foot headquarters and principal laboratory in Warren, New Jersey. As amended, this lease has a term that extends through our lease to August 2026 and contains a renewal option that could extend the lease through August 2029.

We do not own any real property.

Item 3.    Legal Proceedings

For more information on Legal Proceedings, see Part II Item 8. Financial Statements and Supplementary Data, Note 20, Contingencies.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common stock began trading on the NASDAQ Global Select Market on July 24, 2018 under the symbol “AQST”. Prior to that date there was no public market for our Common Stock.

Holders of Record

As of March 1, 2023, we had approximately 110 holders of record of our Common Stock.  Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sale of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Overview

Aquestive Therapeutics, Inc. ("we", "Aquestive", or the "Company") is a pharmaceutical company advancing medicines to solve patients' problems with current standards of care and provide transformative products to improve their lives. We are developing pharmaceutical products to deliver complex molecules through alternative administrations to invasive and inconvenient standard of care therapies. We have five licensed commercialized products which are marketed by our licensees in the U.S. and around the world. We are the exclusive manufacturer of these licensed products. Aquestive also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. We are advancing a product pipeline for the treatment of severe allergic reactions, including anaphylaxis. We have also developed a product pipeline focused on treating diseases of the central nervous system, or CNS. For a summary of our products and product candidates, please refer to Item I. Business of this Form 10-K.

Business Update Regarding COVID-19

The extent to which COVID-19 impacts our business, operations, clinical trials, regulatory approval process, capital, financial and monetization markets, financial results and financial condition, and those of our suppliers, distributors, customers and other third parties necessary to our business including those involved in the regulatory approval process, will depend on future developments, which are highly uncertain and cannot be predicted with certainty or clarity, including the duration and continuing severity of the outbreak, resurgence of the outbreak, continued or additional government actions to contain COVID-19, efficacy of vaccines, and new information that will emerge concerning the short-term and long-term impact of COVID-19.

To date, we have been able to continue to manufacture and supply our products and currently do not anticipate any significant interruption in supply, although we continue to monitor this situation closely and there is no assurance that disruptions or delay will not occur as a result of COVID-19. We are also monitoring demand for our products, which could be negatively impacted during the COVID-19 pandemic, as well as the financial condition of our customers and licensees.

For additional information on various uncertainties and risks caused by the COVID-19 pandemic, see Item Part I. Item IA. Risk Factors included in this report.

Financial Operations Overview

Revenues

Our revenues to date have been earned from our manufactured products made to order for licensees, as well as revenue from our self-developed, recently-outlicensed proprietary product, Sympazan. Revenues are also earned from our product development services provided under contracts with customers, and from the licensing of our intellectual property. These activities generate revenues in four primary categories: manufacture and supply revenue, co-development and research fees, license and royalty revenue, and proprietary product sales, net.

Manufacture and Supply Revenue

We manufacture based on receipt of purchase orders from our licensees, and our licensees have an obligation to accept these orders once quality assurance validates the quality of the manufactured product with agreed upon technical specifications. With the exception of our license of Exservan, our licensees are responsible for all other aspects of commercialization of these products and we have no role, either direct or indirect, in our customers' commercialization activities, including those related to marketing, pricing, sales, payor access and regulatory operations. With regard to our license of Exservan to MTHA and Haisco, we continue to hold the NDA for that product and, as such, are responsible for certain regulatory obligations relating to the sale of the product so long as we are the holder of the NDA for the product.

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

License and Royalty Revenue

We realize revenue from licenses of our intellectual property. For licenses that do not require further development or other ongoing activities by us, our licensee has acquired the right to use the licensed intellectual property for self-development of their product candidate, for manufacturing, commercialization or other specified purposes, upon the effective transfer of those rights, and related revenues are generally recorded at a point in time, subject to contingencies or constraints, if any. For licenses that may provide substantial value only in conjunction with other performance obligations to be provided by us, such as development services or the manufacture of specific products, revenues are generally recorded over the term of the license agreement. We also earn royalties based on our licensees' sales of products that use our intellectual property that are marketed and sold in the countries where we have patented technology rights. Royalty revenue related to the sale of future revenue is described further in this section under Critical Accounting Policies and Use of Estimates.

Proprietary Product Sales, Net

We commercialized our first proprietary CNS product, Sympazan, in December 2018. Revenues from sales of proprietary product are recorded net of prompt payment discounts, wholesaler service fees, returns allowances, rebates and co-pay support redemptions, each of which are described in more detail below. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale. We include these estimated amounts in connection with the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. The calculation of some of these items requires management to make estimates based on sales data, historical return data, contracts and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis. In October 2022, we entered into a License Agreement ("Assertio Agreement") with Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc. (NASDAQ: ASRT) (“Assertio”), a specialty pharmaceutical company offering differentiated products to patients, pursuant to which the Company granted an exclusive, worldwide license of its intellectual property for Sympazan to Assertio during the term of that agreement. We are the exclusive sole manufacturer and supplier of Sympazan for Assertio and began recognizing Manufacture and Supply Revenue subsequent to the Assertio Agreement.

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

Manufacture and Supply Costs and Expenses

Manufacture and supply costs and expenses are primarily incurred from the manufacture of our commercialized licensed pharmaceutical products, including raw materials, direct labor and overhead costs principally in our Portage, Indiana facilities. Our material costs include the costs of raw materials used in the production of our proprietary dissolving film and primary packaging materials. Direct labor costs consist of payroll costs (including taxes and benefits) of employees engaged in production activities. Overhead costs principally consist of indirect payroll, facilities rent, utilities and depreciation for leasehold improvements and production machinery and equipment. These costs can increase, or decrease, based on the costs of materials, purchased at market pricing, and the amount of direct labor required to produce a product, along with the allocation of fixed overhead, which is dependent on production volume.

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

We expect to continue to seek to rationalize and manage costs to prepare for a potential decline in Suboxone volumes as the generics in that market continue to take market share, offset by anticipated manufacturing revenue of our proprietary and licensed product including Sympazan, subsequent to the Assertio Agreement in October 2022. In addition to our proprietary products coming online, we may add licensee products which may need additional resources to manufacture. If such growth should occur for higher volume product opportunities such as Suboxone, we would incur increased costs associated with hiring additional personnel to support the increased manufacturing and supply costs arising from higher manufactured volumes from proprietary and licensed products.

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

We expect our research and development expenses to continue to be significant over the next several years as we continue to develop existing product candidates such as AQST-109, AQST-108 and others, and we identify and develop or acquire additional product candidates and technologies. We may hire or engage additional skilled colleagues or third parties to perform these activities, conduct clinical trials and ultimately seek regulatory approvals for any product candidate that successfully completes those clinical trials.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses consist primarily of salaries, benefits, share-based compensation, other related costs for executive, finance, and operational personnel. Other costs include facility and related costs not otherwise included in research and development expenses such as: professional fees for patent-related and other legal expenses, consulting, tax and accounting services; insurance; market research; advisory board and key opinion leaders; depreciation; and general corporate expenses, inclusive of IT systems related costs.

A significant portion of selling, general and administrative expenses in 2022 and 2021 relates to the sale and marketing of our proprietary product, Sympazan prior to the Assertio Agreement in October 2022. Subsequently, we have significantly reduced expenses related to the marketing and sales of Sympazan. Until Libervant receives FDA approval for U.S. market access, which cannot be assured, we do not plan to increase the size and resources dedicated to our commercial organization.

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

We will continue to manage business costs to prepare for a potential future decline in Suboxone revenue, the manufacturing costs related to Sympazan and other external factors affecting our business, as we continue to focus on our core business:

•Continuing the development of AQST-109 and AQST-108 along the 505(b)(2) pathway; and

•Seeking to obtain the approval and subsequent launch of Libervant, subject to approval by the FDA for U.S. market access, which cannot be assured.

Interest Expense

Interest expense consists of interest costs on our 12.5% Notes at a fixed rate of 12.5%, payable quarterly, as well as amortization of loan costs and the debt discount. The 12.5% Notes are discussed in Note 12, 12.5% Senior Secured Notes and Loans Payable, to our consolidated financial statements. See Liquidity and Capital Resources below for further detail on our 12.5% Notes.

Interest Expense related to Sale of Future Revenue and Royalty Revenue

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold to Marathon all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through December 31, 2022 under the Monetization Agreement.

Under the Monetization Agreement, additional contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of December 31, 2022, the Company likely may not receive any of the additional contingent payments under the Monetization Agreement.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following discussion of our results of operations explains the material drivers of these results of operations.

Revenues

The following table sets forth our revenue data for the periods indicated.

			Change
	2022	2021	$	%
(In thousands, except %)
Manufacture and supply revenue	$36,378	$35,312	$1,066	3%
License and royalty revenue	2,351	5,380	(3,029)	(56%)
Co-development and research fees	1,293	1,635	(342)	(21%)
Proprietary product sales, net	7,658	8,505	(847)	(10)%
Revenues	$47,680	$50,832	$(3,152)	(6%)

Revenues decreased 6% or $3,152 in 2022 compared to the same period in 2021. The decrease was due to lower license and royalty revenue, co-development and research fees and net proprietary product sales, partially offset by an increase in manufacture and supply revenue.

Manufacture and supply revenue increased approximately 3% or $1,066 for the year ended December 31, 2022 compared to the same period in 2021. This increase was due to increased manufacturing volume of Zuplenz subsequent to receiving foreign regulatory approval in February 2022, increased manufacturing volume of Sympazan subsequent to the outlicensing agreement with Assertio in October 2022, offset by a decline in Suboxone manufacturing volume in 2022.

License and royalty revenue decreased 56% or $3,029 for the year ended December 31, 2022 compared to the same period in 2021. This decrease was primarily due to the remaining deferred revenue of $2,098 from the terminated license and supply agreement with Fortovia Therapeutics Inc., as well as milestone revenue earned from Zevra of $2,000 that were recognized in 2021 and did not reoccur in 2022. This was partially offset by an increase in royalty revenue based on our licensees' sales of products.

Co-development and research fees decreased 21% or $342 for the year ended December 31, 2022 compared to the same period in 2021. The decrease was driven by the timing of the achievement of research and development performance obligations and are expected to fluctuate from one reporting period to the next.

Proprietary product sales, net decreased 10% or $847 for the year ended December 31, 2022 compared to the same period in 2021. The decrease was due to the discontinuation of Sympazan sales revenue in the fourth quarter of 2022. In October 2022, the Company entered into a license agreement with Assertio and granted an exclusive, world-wide license of our intellectual property for Sympazan to Assertio during the term of that license agreement. The Company is the exclusive sole manufacturer and supplier of Sympazan for Assertio and began recognizing Sympazan sales in manufacture and supply revenue and license and royalty revenue, instead of proprietary product sales revenue in the fourth quarter of 2022.

Expenses:

The following table sets forth our expense data for the periods indicated:

			Change
	2022	2021	$	%
(In thousands, except %)
Manufacture and supply	$19,386	$14,989	$4,397	29%
Research and development	17,481	17,047	434	3%
Selling, general and administrative	52,879	53,475	(596)	(1%)
Interest expense	6,552	10,049	(3,497)	(35%)
Interest expense related to the sale of future revenue	5,891	12,412	(6,521)	(53%)
Interest income and other income, net	(99)	(423)	324	77%
Loss on extinguishment of debt	—	13,822	(13,822)	100%

Manufacture and supply costs and expenses increased 29% or $4,397 for the year ended December 31, 2022 compared to the same period in 2021. The increase in manufacture and supply costs was due to higher costs related to raw material and production.

Research and development expenses increased 3% or $434 for the year ended December 31, 2022 compared to the same period in 2021. Research and development expenses are driven by the timing of clinical trial as well as other product development activities associated with the Company's pipeline.

Below are research and development expenses by type of cost for each period presented:

	Year Ended December 31,
(In thousands)	2022	2021
Clinical Trials	$3,521	$3,189
Labor - R&D staff	4,284	4,915
Development and manufacturing	2,831	1,538
Preclinical	1,045	599
All Other R&D	5,800	6,806
Total	$17,481	$17,047

Selling, general and administrative expenses remained flat for the year ended December 31, 2022 as compared to the same period in 2021.

Interest expense decreased 35% or $3,497 for the year ended December 31, 2022 compared to the same period in 2021. The decrease was driven by a loss on the extinguishment of debt that was recognized in connection with the Fourth Supplemental Indenture to the 12.5 % Senior Secured Notes during the fourth quarter of 2021, which resulted in a lower net carrying value of debt in 2022.

Interest expense related to the sale of future revenue was $5,891 for the year ended December 31, 2022. This amount is due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and does not represent or imply a monetary obligation or cash output at any time during the life of the transaction. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of December 31, 2022, the Company likely may not receive any of the additional contingent payments under the Monetization Agreement. As a result the Company discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022, which led to a decrease in 2022. See Note 14, Sale of Future Revenue to our Consolidated Financial Statements for details.

Interest income and other income, net decreased 77% or $324 for the year ended December 31, 2022 compared to the same period in 2021. The decrease was due to the fair value adjustment of the put option related to the 12.5% Notes. See Note 12, 12.5% Senior Secured Notes and Loans Payable to our Consolidated Financial Statements for details.

During 2021, we recognized loss on extinguishment of debt of $13,822 for fees and expenses related to the Fourth Supplemental Indenture that was executed in October 2021. The loss on extinguishment of debt was a one-time charge that did not occur in 2022.

Liquidity and Capital Resources

Sources of Liquidity

We had $27,273 in cash and cash equivalents as of December 31, 2022. While the Company’s ability to execute its business objectives and achieve profitability over the longer term cannot be assured, the Company's on-going business, existing cash and equivalents, expense management activities, including, but not limited to the ceasing of R&D activities, as well as access to the equity capital markets, including through its ATM facility and under the Lincoln Park Purchase Agreement, provide near term liquidity for the Company to fund its operating needs for at least the next twelve months as it continues to execute its business strategy.

The Company's on-going business, existing cash and equivalents, expense management activities as well as access to the equity capital markets, including through our ATM facility and under the Lincoln Park Purchase Agreement, potentially provide near term sources of funds. While the Fifth Supplemental Indenture extended until March 31, 2023 the potential ability to access up to $30,000 of additional capital under the re-openers under the Indenture, we do not expect to be able to avail ourselves of such re-openers.

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received from Marathon an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through December 31, 2022 under the Monetization Agreement.

Under the Monetization Agreement, additional contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of December 31, 2022, the Company likely may not receive any of the additional contingent payments under the Monetization Agreement.

With the upfront proceeds of the Marathon monetization, we repaid $22,500 of the 12.5% Notes, and issued $4,000 of new 12.5% Notes in lieu of paying a prepayment premium on the early repayment of the 12.5% Notes, reducing the aggregate principal balance of 12.5% Notes outstanding to $51,500. In addition, as of the closing of this transaction, we issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of our Common Stock.

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

In 2019, we established an “At-The-Market” (ATM) facility and currently have a prospectus supplement registering the offer and sale of up to $35,000 of shares of Common Stock pursuant to the ATM facility. For the year ended December 31, 2021, the Company sold 6,550,486 shares which provided net proceeds of approximately $29,778 after deducting commissions and other transaction costs of $1,291. For the year ended December 31, 2022, the Company sold 2,860,538 shares which provided net proceeds of approximately $3,907 after deducting commissions and other transaction costs of $289. This ATM facility has approximately $33,416 available at December 31, 2022.

On April 12, 2022, we entered into the Lincoln Park Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations under the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of our Common Stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that we will not issue, and Lincoln Park will not purchase, shares of Common Stock if it would result in Lincoln Park's beneficial ownership of our outstanding Common Stock exceeding 9.99%. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever any direct or indirect short selling or hedging of our Common Stock. For the year ended December 31, 2022, the Company sold 1,600,000 shares in addition to issuing 236,491 commitment shares, which provided proceeds of approximately $1,987 in connection with the Lincoln Park Purchase Agreement.

As of the filing of this Annual Report on Form 10-K, we will be subject to the SEC general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our Common Stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our Common Stock using our Form S-3, including under the ATM facility and the Lincoln Park Purchase Agreement, until such time as our public float exceeds $75 million.

On June 6, 2022, we entered into securities purchase agreements ("Securities Purchase Agreements") with certain purchasers. The Securities Purchase Agreements provide for the sale and issuance by us of an aggregate of: (i) 4,850,000 shares of Common Stock, (ii) pre-funded warrants to purchase up to 4,000,000 shares of Common Stock and (iii) Common Stock warrants to purchase up to 8,850,000 shares of Common Stock. We received net proceeds of approximately $7,796, after deducting placement agent fees and expenses and estimated offering expenses payable by us. The pre-funded warrants were fully exercised and no Common Stock warrants issued pursuant to the Securities Purchase Agreements were exercised during the year ended December 31, 2022.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021:

(In thousands)	2022	2021
Net cash used for operating activities	$(9,789)	$(32,979)
Net cash used for investing activities	(2,524)	(913)
Net cash provided by financing activities	11,562	30,109
Net (decrease) increase in cash and cash equivalents	$(751)	$(3,783)

Net Cash Used for Operating Activities

Net cash used for operating activities for the year ended December 31, 2022 decreased by $23,190 compared to the same period in 2021. The decrease was related to payments received from license and supply agreements that we entered into in 2022, and a lower net loss of $16,129, offset by the change in operating assets and liabilities. The change in operating assets and liabilities was primarily due to the one-time loss on extinguishment of debt in 2021 that did not reoccur in 2022, lower interest expense related to the sale of future revenue, less amortization of debt issuance costs, and less share-based compensation expense.

Net Cash Used for Investing Activities

Net cash used for investing activities for the year ended December 31, 2022 increased by $1,611 compared to the same period in 2021.  The use of cash was related to capital expenditures and additions to intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 decreased by $18,547 compared to the same period in 2021.  The decrease was primarily due to less Common Stock purchase proceeds under the ATM facility and premium paid to retire debt in 2022, partially offset by proceeds from issuance of Common Stock and warrants under private equity offerings in 2022. See Note 1, Company Overview and Equity Transactions to our Consolidated Financial Statements for detail.

Funding Requirements

The Company's on-going business, existing cash and equivalents, expense management activities as well as access to the equity capital markets, including through our ATM facility and under the Lincoln Park Purchase Agreement, potentially provide near term funding opportunities for the Company, subject to the limitations imposed by the baby shelf rules, see "Liquidity and Capital Resources". There is up to $30,000 available under the existing debt facility upon the full approval of Libervant by the FDA for U.S. market access prior to March 31, 2023. Due to the FDA decision in August 2022, discussed above under "Overview - Proprietary CNS Product Portfolio - Libervant," however, we must overcome the seven year orphan drug exclusivity granted by the FDA for the approved nasal spray product of a competitor in the U.S. in order for Libervant to be granted U.S. market access. We can provide no assurance that any of these sources of funding, either individually or in combination, will be available on reasonable terms, if at all, or sufficient to fund our business objectives. In addition, we may be required to utilize available financial resources sooner than expected. We have based our expectation on assumptions that could change or prove to be inaccurate, due to unrelated factors including factors arising in the capital markets, asset monetization markets, regulatory approval process, including the full approval of Libervant by the FDA for U.S. market access, and regulatory oversight and other factors. Key factors and assumptions inherent in our planned continued operations and anticipated growth include, without limitation, those related to the following:

•the effects of the COVID-19 pandemic on our operations, operations of our key suppliers and third-party clinical and other service providers, our colleagues and contractors and debt equity and other capital markets;

•continued ability of our customers to pay, in a timely manner, for presently contracted and future anticipated orders for our manufactured products, including effects of generics and other competitive pressures as currently envisioned;

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

•continued growth and market penetration of Sympazan, including anticipated patient and physician acceptance and our licensee's ability to obtain adequate price and payment support from government agencies and other private medical insurers;

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

•absence of significant unforeseen cash requirements; and

•our ability to access funding through the Company's ATM facility and under the Lincoln Park Purchase Agreement.

We expect to continue to manage business costs to appropriately reflect the anticipated general decline in Suboxone revenue, the proceeds from the KYNMOBI Monetization Agreement, and other external resources or factors affecting our business including, if available, any future potential issuances of additional 12.5% Notes under the Indenture, net proceeds or future equity financing, other future access to the capital markets or other potential available sources of liquidity, as well as the uncertainties associated with the coronavirus pandemic. In doing so, we plan to continue to focus on the core drivers of value for our stockholders, including, more importantly, continued investments in our ongoing product development activities in support AQST-109 and AQST-108. Until profitability is achieved, if at all, additional capital and/or other financing or funding will be required, which could be material, to further advance the development and commercialization of Libervant, AQST-109 and AQST-108, if approved by the FDA for U.S. market access, and to meet our other cash requirements, including debt service, specifically our 12.5% Notes. We plan to conservatively manage our pre-launch spending as to both timing and level relating to Libervant in light of the tentative approval of Libervant by the FDA. In this regard and in light of our out-license of Sympazan, we expect to significantly reduce our cost on commercialization in 2023 compared to 2022. Even as such, we expect to incur losses and negative cash flows for the foreseeable future and, therefore, we expect to be dependent upon external financing and funding to achieve our operating plan.

The sufficiency of our short-term and longer-term liquidity is directly impacted by our level of operating revenues and our ability to achieve our operating plan for revenues, regulatory approval in the time period planned for our product candidates and our ability to monetize other royalty streams or other licensed rights within planned timeframes, and there can be no assurance that we will be successful in any monetization transaction. Our operating revenues have fluctuated in the past and can be expected to fluctuate in the future. We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and we have a significant level of debt on which we have substantial ongoing debt repayment and debt service obligations and have principal repayments related to our 12.5% Notes due through the debt maturity date, which is further discussed in Note 12, 12.5% Senior Secured Notes and Loans Payable to our Consolidated Financial Statements. A substantial portion of our current and past revenues has been dependent upon our licensing, manufacturing and sales with one customer, Indivior, which is expected to continue, and it could take significantly longer than planned to achieve anticipated levels of cash flows to help fund our operations and cash needs.

To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience further dilution and the terms of these securities could include liquidation or other preferences (if and to the extent permitted under the Indenture) that would adversely affect our stockholders’ rights.  Our ability to secure additional equity financing could be significantly impacted by numerous factors including our operating performance and prospects, positive or negative developments in the regulatory approval process for our proprietary products, timely achievement of regulatory approval by the FDA for Libervant for U.S. market access, and there can be no assurance that we will receive such approval prior to the expiration in January 2027 of the orphan drug market exclusivity of the FDA approved nasal spray of a competitor, our existing level of debt which is secured by substantially all of our assets, restriction under the Indenture, and general financial market conditions, and there can be no assurance that we will continue to be successful in raising capital or that any such needed financing will be available, available on favorable or acceptable terms or at the times, or in the amounts needed, if at all. Additionally, while the potential economic impact brought on by and the duration of the coronavirus pandemic is difficult to assess or predict, the significant impact of the coronavirus pandemic on the global financial markets, and on our own stock trading price, may reduce our ability to access additional capital, which would negatively impact our short-term and longer-term liquidity.

If adequate funds are not available for our short-term or longer-term liquidity needs and cash requirements as and when needed, we would be required to engage in expense management activities such as reducing staff, delaying, significantly scaling back, or even discontinuing some or all of our current or planned research and development programs and clinical and other product development activities, and otherwise significantly reducing our other spending and adjusting our operating plan, and we would need to seek to take other steps intended to improve our liquidity. We also may be required to evaluate additional licensing opportunities, if any become available, of our proprietary product candidate programs that we currently plan to self-commercialize or explore other potential liquidity opportunities or other alternatives or options or strategic alternatives, such asset sales, although we cannot assure that any of these actions would be available or available on reasonable terms.

See also Part I, Item II, Risk Factors concerning the significant risks and uncertainties concerning our business, operations, financial results and capital resources associated with the impact of the global coronavirus pandemic.

Contractual Obligations and Commitments

We have entered into various contractual agreements under which we have long term obligations. For more information regarding our commitments, see Part II, Item 8. Financial Statements and Supplementary Data, Note 20, Contingencies.

For more information regarding our future lease payments, see Part II, Item 8. Financial Statements and Supplementary Data, Note 9, Right of Use Assets and Lease Liabilities for our minimum lease payments schedule. The expected timing of our leases may be different in future years, depending on our decision to extend lease terms and/or enter into leases in preceding years.

For more information on our repayments of our 12.5% Notes, see Part II, Item 8. Financial Statements and Supplementary Data, Note 12, 12.5% Senior Secured Notes and Loans Payable.

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

Revenue Recognition

Proprietary product sales, net - this net revenue is recognized when product is shipped and title passes to the customer, typically at time of delivery. At the time of sale, estimates for various revenue allowances are recorded based on historical trends and judgmental estimates. For sales of Sympazan prior to our outlicensing of the product, returns allowances and prompt pay discounts are estimated based on contract terms and historical return rates, if available, and these estimates are recorded as a reduction of receivables. Similarly determined estimates are recorded relating to wholesaler service fees, co-pay support redemptions, Medicare, Medicaid and other rebates, and these estimates are reflected as a component of accrued liabilities. Once all related variable considerations are resolved and uncertainties as to collectable amounts are eliminated, estimates are adjusted to actual allowance amounts. Provisions for these estimated amounts are reviewed and adjusted on no less than a quarterly basis.

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

Liability, royalty revenue, and interest expense related to sale of future revenue

The Company treated the sale of future revenue related to KYNMOBI® as debt financing in accordance with ASC 470 Debt, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to the sale of future revenue has been initially recorded at its proceeds, net of deferred cost. The liability related to the sale of future revenue and the related interest expense are based on our current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external resources. To the extent our future estimates of royalty payments are greater or less than previous estimates or the interest timing of such payments is materially different than its previous estimates, the Company will prospectively adjust the related interest expense. Royalty revenue related to the sale of future revenue is reflected in license fees and royalties, and amortization of debt is reflected as interest expense related to the sale of future revenue in the Consolidated Statement of Operations and Comprehensive Loss. For further discussion of the sale of the future revenue, refer to Note 14, Sale of Future Revenue.

Recent Accounting Pronouncements

Refer to Part II Item 8. Financial Statements and Supplementary Data, Note 3, Summary of Significant Accounting Policies in the accompanying Notes to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

As of December 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Aquestive Therapeutics, Inc.; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).  Based upon its assessment and those criteria, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Item 9B.    Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

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

Item 16.    Form 10-K Summary

Not applicable.

Exhibit Index

The exhibits below are filed as part of this Form 10-K other than Exhibit 32.1 and Exhibit 32.2, which shall be deemed furnished.

Number	Description
1.1	Placement Agency Agreement, dated June 6, 2022, between Aquestive Therapeutics, Inc. and A.G.P./Alliance Global Partners (filed as Exhibit 1.1. to the Current Report on Form 8-K of the Company, as filed on June 8, 2022, and incorporated by reference herein).
3.1	Amended and Restated Certificate of Incorporation of Aquestive Therapeutics, Inc., dated as of July 27, 2018 (filed as Exhibit 3.1 to the Current Report on Form 8-K of the Company, as filed on July 27, 2018, and incorporated by reference herein).
3.2	Amended and Restated Bylaws of Aquestive Therapeutics, Inc. (filed as Exhibit 3.2 to the Current Report on Form 8-K of the Company, as filed on February 7, 2023, and incorporated by reference herein).
4.1	Form of Common Stock Certificate of Aquestive Therapeutics, Inc. (filed as Exhibit 4.1 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
4.2	Indenture dated July 15, 2019, among Aquestive Therapeutics, Inc., as Issuer, any Guarantor that becomes party thereto and U.S. Bank National Association, as Trustee and Collateral Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on July 16, 2019, and incorporated by reference herein).
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

4.6	Fourth Supplemental Indenture dated October 7, 2021, among Aquestive Therapeutics, Inc., as Issuer, any Guarantor that becomes party thereto and U.S. Bank National Association, as Trustee and Collateral Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K of the Company, as filed on August 8, 2021, and incorporated by reference herein).
4.7	Form of 2019 Warrant (filed as Exhibit 4.2 to the Current Report on Form 8-K of the Company, filed on July 16, 2019, and incorporated by reference herein).
4.8	Form of 2020 Warrant (filed as Exhibit 4.6 to the Annual Report of Form 10-K of the Company, as filed on March 9, 2021, and incorporated by reference herein).
4.9	Form of 2022 Pre-Funded Warrant (filed as Exhibit 4.1 to the Current Report on Form 8-K of the Company, as filed on June 8, 2022, and incorporated by reference herein).
4.10	Form of 2022 Common Stock Warrant (filed as Exhibit 4.2 to the Current Report on Form 8-K of the Company, as filed on June 8, 2022, and incorporated by reference herein).

4.11	Registration Rights Agreement, dated as of June 24, 2018, by and between Aquestive Partners, LLC and certain of the holders of its membership interests (filed as Exhibit 4.3 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
4.12	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference herein).
4.13	Fifth Supplemental Indenture, dated as of May 13, 2022, among Aquestive Therapeutics, Inc., as Issuer, any Guarantor that becomes party thereto and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K of the Company, as filed on May 17, 20222, and incorporated by reference herein).
10.1	Form of Indemnification Agreement, by and between Aquestive Therapeutics, Inc and its directors and officers (filed as Exhibit 10.1 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.2	Form of Purchase Agreement in connection with the 2019 issuance of 12.5% Senior Secured Notes (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2019, and incorporated by reference herein).
10.3	Form of 2020 Purchase Agreement in connection with the 2020 issuance of 12.5% Senior Secured Notes (filed as Exhibit 10.3 to the Annual Report of Form 10-K of the Company, as filed on March 9, 2021, and incorporated by reference herein).
10.4	Collateral Agreement in connection with issuance of 12.5% Senior Secured Notes, dated as of July 15, 2019, among Aquestive Therapeutics, Inc., as Issuer, the Other Grantors from time to time party thereto, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company, as filed on July 16, 2019, and incorporated by reference herein).
10.5+	Executive Employment Agreement, dated as of July 15, 2022, by and between Aquestive Therapeutics, Inc. and Daniel Barber (filed as Exhibit 10.1 to the Current Report on Form 10-Q of the Company, as filed on August 2, 2022, and incorporated by reference herein).
10.6+	Executive Employment Agreement, dated as of July 9, 2018, by and between Aquestive Therapeutics, Inc. and A. Mark Schobel (filed as Exhibit 10.8 to the Pre-Effective Amendment No. 1, as filed on July 16, 2018, to the Registration Statement on Form S-1 of the Company (File No. 333-225924), and incorporated by reference herein).
10.7†	Commercial Exploitation Agreement, by and between MonoSol Rx, LLC (now Aquestive Therapeutics, Inc.) and Reckitt Benckiser Pharmaceuticals Inc., dated as of August 15, 2008 (as amended on August 19, 2009, November 13, 2009, March 30, 2010, October 13, 2010, December 15, 2010, December 9, 2011, December 1, 2012, October 14, 2013 (by Addendum A), July 30, 2014 (by Addendum B), and January 12, 2017) (filed as Exhibit 10.9 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.8†	Agreement, by and between MonoSol Rx, LLC (now Aquestive Therapeutics, Inc.) and Indivior UK Limited, dated as of September 24, 2017 (filed as Exhibit 10.10 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.9*†	Amendment No. 11 to Commercial Exploitation Agreement, dated as of August 15, 2008 (filed herewith).
10.10†	Agreement to Terminate CLA, by and between MonoSol Rx, LLC (now Aquestive Therapeutics, Inc.) and KemPharm, Inc., dated as of March 20, 2012 (filed as Exhibit 10.11 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.11†	License Agreement, by and between MonoSol Rx, LLC (now Aquestive Therapeutics, Inc.) and Cynapsus Therapeutics Inc., dated as of April 1, 2016 (filed as Exhibit 10.12 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.12†
First Amendment to License Agreement, by and between Aquestive Therapeutics, Inc. and Sunovion Pharmaceuticals, Inc., dated as of March 16, 2020 (filed as Exhibit 10.14 to the Annual Report of Form 10-K of the Company, as filed on March 9, 2021, and incorporated by reference herein).

10.13†	Second Amendment to License Agreement, by and between Aquestive Therapeutics, Inc. and Sunovion Pharmaceuticals, Inc., dated as of October 23, 2020 (filed as Exhibit 10.15 to the Annual Report of Form 10-K of the Company, as filed on March 9, 2021, and incorporated by reference herein).
10.14	Industrial Lease Agreement, by and between Ashland Northwest Partners, L.P. and MonoSol Rx, LLC (now Aquestive Therapeutics, Inc.), dated as of October 24, 2006 (as amended on October 24, 2011 and February 8, 2018) (filed as Exhibit 10.13 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.15+	Aquestive Therapeutics, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.14 to the Pre-Effective Amendment No. 1, as filed on July 16, 2018, to the Registration Statement on Form S-1 of the Company (File No. 333-225924) and incorporated by reference herein).
10.16+	Aquestive Therapeutics, Inc. Employee Stock Purchase Plan as Amended (filed as Exhibit 10.18 to the Annual Report of Form 10-K of the Company, as filed on March 9, 2021, and incorporated by reference herein).
10.17+	Form of Stock Option Agreement (filed as Exhibit 10.16 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.18+	Form of Stock Option Agreement under the Aquestive Therapeutics, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.17 to the Pre-Effective Amendment No. 1, as filed on July 16, 2018, to the Registration Statement on Form S-1 of the Company (File No. 333-225924) and incorporated by reference herein).
10.19+	Form of Restricted Stock Unit Agreement under the Aquestive Therapeutics, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.18 to the Pre-Effective Amendment No. 1, as filed on July 16, 2018, to the Registration Statement on Form S-1 of the Company (File No. 333-225924) and incorporated by reference herein).

10.20+	Executive Employment Agreement, dated as of September 10, 2018, by and between Aquestive Therapeutics, Inc. and Lori J. Braender (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company, as filed on November 6, 2018, and incorporated by reference herein).
10.21
Purchase and Sale Agreement, dated as of November 3, 2020, by and between Aquestive Therapeutics, Inc. and MAM Pangolin Royalty, LLC (filed as Exhibit 10.23 to the Annual Report on Form 10-K of the Company, as filed on March 9, 2021, and incorporated by reference herein).

10.22*	Amendment No.1 to Purchase Agreement, dated as of August 6, 2021, by and between Aquestive Therapeutics, Inc. and the Purchasers signatory thereto (filed herewith).
10.23	Amendment No. 2 to Purchase Agreement, dated as of May 13, 2022, by and between Aquestive Therapeutics, Inc. and the Purchasers signatory thereto (as filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, as filed on May 17, 2022, and incorporated by reference herein).
10.24	Consent Fee Letter, dated October 7, 2021, among Aquestive Therapeutics, Inc. and the Noteholder parties thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 8, 2021, and incorporated by reference herein).
10.25+	First Amendment to Executive Employment Agreement, dated as of June 30, 2021, by and between Aquestive Therapeutics, Inc. and Alexander Mark Schobel (as filed as Exhibit 10.25 to the Annual Report on Form 10-K of the Company, as filed on March 8, 2022, and incorporated by reference herein).
10.26+	First Amendment to Executive Employment Agreement, dated as of June 30, 2021, by and between Aquestive Therapeutics, Inc. and Keith J. Kendall (as filed as Exhibit 10.26 to the Annual Report on Form 10-K of the Company, as filed on March 8, 2022, and incorporated by reference herein).
10.27†	License and Supply Agreement, dated as of September 26, 2022, by and between Aquestive Therapeutics, Inc. and Atnahs Pharma UK Limited (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, as filed on November 1, 2022, and incorporated by reference herein).
10.28†	License, Development and Supply Agreement, dated as of March 2022, by and between Aquestive Therapeutics, Inc. and Haisco Pharmaceutical Group Co., Ltd. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, as filed on May 4, 2022, and incorporated by reference herein).
10.29*†	License Agreement, dated as of October 26, 2022, by and between Aquestive Therapeutics, Inc. and Otter Pharmaceuticals, LLC (filed herewith)
10.30	Separation Agreement, dated as of May 17, 2022, by and between Aquestive Therapeutics, Inc. and Keith J. Kendall (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company. as filed on May 17, 2022, and incorporated by reference herein).
10.31	Form of Securities Purchase Agreement, dated as of June 6, 2022, by and between Aquestive Therapeutics, Inc. and the purchasers (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, as filed on June 8, 2022, and incorporated by reference herein).
10.32	Purchase Agreement, dated as of April 12, 2022, by and between the Company and Lincoln Park (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, as filed on April 13, 2022, and incorporated by reference herein).
10.33	Registration Rights Agreement, dated as of April 12, 2022, by and between the Company and Lincoln Park (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company, as filed on April 13, 2022, and incorporated by reference herein).
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

†    Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUESTIVE THERAPEUTICS, INC.

Date: March 31, 2023	By:	/s/ Daniel Barber
Daniel Barber
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Barber	President, Chief Executive Officer and Member of the Board of Directors	March 31, 2023
Daniel Barber	(Principal Executive Officer)

/s/ A. Ernest Toth, Jr.	Senior Vice President, Chief Financial Officer	March 31, 2023
A.Ernest Toth, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gregory B. Brown	Member of the Board of Directors	March 31, 2023
Gregory B. Brown, M.D.

/s/ John S. Cochran	Member of the Board of Directors	March 31, 2023
John S. Cochran

/s/ Santo J. Costa	Chairman of the Board of Directors	March 31, 2023
Santo J. Costa

/s/ Julie Krop	Member of the Board of Directors	March 31, 2023
Julie Krop, M.D

/s/ Marco Taglietti	Member of the Board of Directors	March 31, 2023
Marco Taglietti, M.D.

/s/ Timothy Morris	Member of the Board of Directors	March 31, 2023
Timothy Morris

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Aquestive Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aquestive Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

New York, New York
March 31, 2023

AQUESTIVE THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except per share/unit amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$27,273	$28,024
Trade and other receivables, net	4,704	12,120
Inventories, net	5,780	4,038
Prepaid expenses and other current assets	2,131	3,077
Total current assets	39,888	47,259
Property and equipment, net	4,085	5,055
Right-of-use assets, net	5,211	2,725
Intangible assets, net	1,435	51
Other non-current assets	6,451	6,903
Total assets	$57,070	$61,993

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$9,946	$8,314
Accrued expenses	7,967	8,736
Lease liabilities, current	255	899
Deferred revenue	1,513	765
Liability related to the sale of future revenue, current	1,147	1,225
Loans payable, current	18,700	2,025
Total current liabilities	39,528	21,964
Loans payable, net	33,448	51,551
Liability related to the sale of future revenue, net	64,112	59,059
Lease liabilities	5,085	1,946
Deferred revenue, net of current portion	31,417	7,122
Other non-current liabilities	2,034	2,485
Total liabilities	175,624	144,127
Contingencies (Note 20)

Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; 54,827,734 and 41,228,736 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	55	41
Additional paid-in capital	192,598	174,621
Accumulated deficit	(311,207)	(256,796)
Total stockholders’ deficit	(118,554)	(82,134)
Total liabilities and stockholders’ deficit	$57,070	$61,993

See accompanying notes to the consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data amounts)

	Year Ended December 31,
	2022	2021
Revenues	$47,680	$50,832
Costs and expenses:
Manufacture and supply	19,386	14,989
Research and development	17,481	17,047
Selling, general and administrative	52,879	53,475
Total costs and expenses	89,746	85,511
Loss from operations	(42,066)	(34,679)
Other income (expenses):
Interest expense	(6,552)	(10,049)
Interest expense related to the sale of future revenue	(5,891)	(12,412)
Interest income and other income, net	99	423
Loss on the extinguishment of debt	—	(13,822)
Net loss before income taxes	(54,410)	(70,539)
Income taxes	—	—
Net loss	$(54,410)	$(70,539)
Comprehensive loss	$(54,410)	$(70,539)

Net loss per share – basic and diluted	$(1.12)	$(1.85)

Weighted-average number of common shares outstanding - basic and diluted	48,734,377	38,077,660

See accompanying notes to the consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except per share amounts)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
	Common Stock
	Shares	Amount
Balance at January 1, 2021	34,569,254	$35	$137,725	$(186,257)	$(48,497)
Common Stock issued under public equity offering	6,550,486	6	31,063	—	31,069
Costs of common stock issued under public equity offering	—	—	(1,291)	—	(1,291)
Shares issued under employee stock purchase plan	40,146	—	158	—	158
Exercise of stock options	61,000	—	185	—	185
Vested restricted stock units	7,850	—	(14)	—	(14)
Share-based compensation expense	—	—	6,795	—	6,795
Net loss	—	—	—	(70,539)	(70,539)
Balance at December 31, 2021	41,228,736	$41	$174,621	$(256,796)	$(82,134)
Fair value of warrants issued	—	—	5,874	—	5,874
Common Stock issued under private equity offering	6,686,491	7	4,622	—	4,629
Costs of common stock issued under private equity offering	—	—	(824)	—	(824)
Common Stock issued upon warrant exercises	4,000,000	4	(4)	—	—
Common Stock issued under public equity offering	2,860,538	3	4,193	—	4,196
Costs of common stock issued under public equity offering	—	—	(289)	—	(289)
Shares issued under employee stock purchase plan	45,304	—	34	—	34
Vested restricted stock units	6,665	—	(3)	—	(3)
Share-based compensation expense	—	—	4,371	—	4,371
Other	—	—	3	(1)	2
Net loss	—	—	—	(54,410)	(54,410)
Balance at December 31, 2022	54,827,734	$55	$192,598	$(311,207)	$(118,554)

See accompanying notes to the consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(54,410)	$(70,539)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	2,387	2,964
Share-based compensation	4,381	6,819
Amortization of debt issuance costs and discounts	215	3,731
Interest expense related to the sale of future revenue	5,683	12,253
Loss on the extinguishment of debt	—	13,822
Other, net	(52)	(299)
Changes in operating assets and liabilities:
Trade receivables and other receivables, net	7,352	(5,353)
Inventories	(1,743)	(1,577)
Prepaid expenses and other assets	1,399	1,258
Accounts payable	1,633	1,225
Accrued expenses and other liabilities	(2,352)	(844)
Deferred revenue	25,043	3,561
Loans Payable	675	—
Net cash used for operating activities	(9,789)	(32,979)
Cash flows from investing activities:
Capital expenditures	(1,024)	(913)
Additions to intangible assets	(1,500)	—
Net cash used for investing activities	(2,524)	(913)
Cash flows from financing activities:
Proceeds from issuance of common stock under public equity offering, warrants and warrant exercises, net	9,751	29,780
Proceeds from common stock issued under private equity offering, net	3,805	—
Proceeds from shares issued under employee stock purchase plan	34	158
Proceeds from exercise of stock options	—	185
Premium paid to retire debt	(2,025)	—
Payments for taxes on share-based compensation	(3)	(14)
Net cash provided by financing activities	11,562	30,109
Net decrease in cash and cash equivalents	(751)	(3,783)
Cash and cash equivalents:
Beginning of period	28,024	31,807
End of period	$27,273	$28,024

Supplemental disclosures of cash flow information:
Cash payments for interest	$6,436	$6,438

See accompanying notes to the consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

Note 1. Company Overview and Equity Transactions

Company Overview

Aquestive Therapeutics, Inc. (together with its subsidiary, “Aquestive” or “the Company”) is a pharmaceutical company advancing medicines to solve patients' problems with current standards of care and provide transformative products to improve their lives. The Company is developing pharmaceutical products that deliver complex molecules through alternative administrations to invasive and inconvenient standard of care therapies. The Company has five licensed commercialized products which are marketed by its licensees in the U.S. and around the world. The Company is the exclusive manufacturer of these licensed products. The Company also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. The Company is advancing a product pipeline for the treatment of severe allergic reactions, including anaphylaxis. The Company has also developed a product pipeline focused on treating diseases of the central nervous system, or CNS. The Company's production facilities are located in Portage, Indiana, and its corporate headquarters and primary research laboratory facilities are based in Warren, New Jersey.

Equity Transactions

On September 11, 2019, the Company established an “At-The-Market” (ATM) facility pursuant to which the Company may offer up to $25,000 worth of shares of common stock, par value $0.001 per share, of the Company (the "Common Stock"). On November 20, 2020, the Company began utilizing the ATM facility. On March 26, 2021, the Company filed a prospectus supplement to offer up to an additional $50,000 worth of shares of Common Stock under the ATM. The 2019 Registration Statement expired under its terms on September 17, 2022. On September 7, 2022, the Company filed a prospectus supplement to register the offer and sale of up to $35,000 worth of shares of Common Stock pursuant to the Amended Equity Distribution Agreement under a shelf registration statement on Form S-3 (Registration Statement No. 333-254775), or the 2021 Registration Statement, that was declared effective by the Securities and Exchange Commission (SEC) on April 5, 2021. The Company discontinued using the 2021 Prospectus upon the filing of the prospectus supplement on September 7, 2022.

For the year ended December 31, 2022, the Company sold 2,860,538 shares which provided net proceeds of approximately $3,907 after deducting commissions and other transaction costs of $289. This ATM facility has approximately $33,416 available at December 31, 2022.
For the year ended December 31, 2021, the Company sold 6,550,486 shares which provided net proceeds of approximately $29,778 after deducting commissions and other transaction costs of $1,291.

On April 12, 2022, the Company entered into a purchase agreement (the "Lincoln Park Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), which provides that, upon the terms and subject to the conditions and limitations set forth in the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of Common Stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that the Company will not issue, and Lincoln Park will not purchase, shares of Common Stock if it would result in Lincoln Park's beneficial ownership of our outstanding Common Stock exceeding 9.99%. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company's Common Stock. For the year ended December 31, 2022, the Company sold 1,600,000 shares in addition to issuing 236,491 commitment shares, which provided gross proceeds of approximately $1,987 in connection with the Lincoln Park Purchase Agreement.

On June 6, 2022, the Company entered into securities purchase agreements (the "Securities Purchase Agreements") with certain purchasers. The Securities Purchase Agreements provided for the sale and issuance by the Company of an aggregate of: (i) 4,850,000 shares of Common Stock, (ii) pre-funded warrants to purchase up to 4,000,000 shares of Common Stock and (iii) Common Stock warrants to purchase up to 8,850,000 shares of Common Stock. The Company received net proceeds of approximately $7,796, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for general corporate purposes. On June 8, 2022, the Company filed a prospectus supplement in connection with this equity offering. Refer to Note 13, Warrants for further details.

Nasdaq Stock Market Notification

On December 30, 2022, the Company received a notice from the Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of the Company’s Common Stock has been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”). The notification of noncompliance has no immediate effect on the listing or trading of the Company’s Common Stock on The Nasdaq Global Market. The Company has 180 calendar days, or until June 28, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the minimum bid price of the Company’s Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the Minimum Bid Price Requirement by June 28, 2023, the Company may be eligible for an additional 180-calendar day compliance period if it elects to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), the Company’s Common Stock will become subject to delisting. In the event that the Company receives notice that its Common Stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel. The Company intends to monitor the closing bid price of its Common Stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

Note 2.    Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America, and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The accounts of wholly owned subsidiaries are included in the consolidated financial statements. Other than corporate formation activities, no such subsidiaries have conducted any commercial, developmental or operational activities and none have customers or vendors. Certain reclassifications were made to conform to the current presentation.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2022 and 2021, cash and cash equivalents consisted of cash in bank accounts and money market funds.

Concentration of Credit Risk

Cash and cash equivalents are maintained are held by federally insured financial institutions that management believes are of high credit quality. The Company has not experienced any losses in such accounts and such amounts may exceed federally-insured limits of $250.

Concentration of the Company's significant customers as of December 31, 2022 and 2021 is outlined in Note 5, Revenues and Trade Receivables, Net.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables. The Company’s credit terms generally range from 30 to 60 days, depending on the customer and type of invoice. The Company performs a regular review of our customers' credit risk and payment histories, including payments made subsequent to year-end.

The Company evaluates the collectability of accounts receivable based on a combination of factors. In situations where changing circumstances indicate that a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts is recorded against amounts due in order to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowances for doubtful accounts is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded to selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts, associated with recoverability of accounts receivable, was $40 and $40 as of December 31, 2022 and 2021, respectively.

Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. The Company regularly reviews its inventories for impairment and reserves are established when necessary.

At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence and shelf life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand, the risk of competitive obsolescence for products, general market conditions, and a review of the shelf life expiration dates for products. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products, or use them in production, prior to their expiration, the Company records allowances to adjust the carrying value to estimated net realizable value as necessary. The Company expenses inventory related to the Company's research and development activities when the Company purchases or manufactures it. Before the regulatory approval of the Company's product candidates, the Company recognizes research and development expense for the manufacture of drug products that could potentially be available to support the commercial launch of the Company's drug candidates, if approved by regulatory authorities.

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

Intangible Assets

Intangible assets include the costs of acquired composition and process technologies, the costs of purchased patents used in the manufacture of orally soluble film and the costs of acquired New Drug Application (NDA). The Company amortizes these assets using the straight-line method over the shorter of their legal lives or estimated useful lives.

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

Leases

Determination if an arrangement is a lease is made at inception. An arrangement is determined to contain a lease if the contract conveys the right to control the use of an identified property and equipment for a period of time in exchange for consideration. If the Company can benefit from the various underlying assets of a lease on their own or together with other resources that are readably available, or if the various underlying assets are neither highly dependent or highly interrelated with underlying assets in the arrangements, they are considered to be a separate lease component. In the event multiple underlying assets are identified, the lease consideration is allocated to the various components based on each on the component's relative fair value.

Operating lease assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease arrangement. Operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, in determining the operating lease liability, the Company uses an estimate of our incremental borrowing rate. The calculation of the operating lease assets includes any lease payments made and excludes any lease incentives. Our lease terms may include options to extend or terminate the lease and are included when it is reasonably certain that the Company will exercise the option.

The Company records operating lease assets and lease liabilities in its consolidated balance sheets. Lease expenses for lease payments is recognized on a straight-line bases over the lease term. Short-term leases, or leases that have a lease term of 12 months or less at consummation date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. The Company has not entered into any material short-term lease or financing leases as of December 31, 2022.

Liability Related to the Sale of Future Revenue

The Company treats the liability related to the sale of future revenue as debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to the sale of future revenue and the related interest expense are based on our current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments using a combination of internal projections and forecasts from third-party manufacturers. To the extent our future estimates of royalty payments are greater or less than previous estimates or the interest timing of such payments is materially different than its previous estimates, the Company will prospectively recognize related interest expense. Royalty revenue related to the sale of future revenue is reflected as royalty revenue, and amortization of debt is reflected as interest expense related to the sale of future revenue in the Consolidated Statement of Operations and Comprehensive Loss. For further discussion of the sale of the future revenue, refer to Note 14, Sale of Future Revenue.

Revenue Recognition

The Company’s revenues include (i) sales of manufactured products pursuant to contracts with commercialization licensees, (ii) sales of the Company's proprietary clobazam-based Sympazan oral film product used as a treatment for LGS-related seizures prior to its outlicensing to Assertio Holdings, Inc. ("Assertio") in October 2022, (iii) license and royalty revenues and (iv) co-development and research fees generally in the form of milestone payments. See Note 5, Revenues and Trade Receivables, Net for further details. The Company recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, a five-step model is applied that includes (1) identifying the contract with a customer, (2) identifying the performance obligation in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing when, or as, an entity satisfies a performance obligation.

Manufacture and supply revenue – this revenue is derived from products manufactured exclusively for specific customers according to their strictly-defined specifications, subject only to specified quality control inspections. Accordingly, at the point in time when quality control requirements are satisfied, revenue net of related discounts is recorded.

Proprietary product sales, net – this revenue is recognized when product is shipped and title passes to the customer, typically at time of delivery. At the time of sale, estimates for various revenue allowances are recorded based on historical trends and judgmental estimates. Sale returns allowances and prompt pay discounts are estimated based on contract terms and historical return rates, if available, and these estimates are recorded as a reduction of accounts receivables. Similarly determined estimates are recorded relating to wholesaler service fees, co-pay support redemptions, Medicare, Medicaid and other rebates, and these estimates are reflected as a component of accrued liabilities as a reduction of revenue. Once all related variable considerations are resolved and uncertainties as to collectable amounts are eliminated, estimates are adjusted to actual allowance amounts. Provisions for these estimated amounts are reviewed and adjusted on no less than a quarterly basis.

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

Royalty revenue is estimated and recognized when sales under supply agreements with commercial licensees are recorded, absent any contractual constraints or collectability uncertainties. Royalties based on sales of licensed products have been recorded in this manner.

Co-development and Research Fees – Co-development and research fees are earned through performance of specific tasks, activities or completion of stages of development defined within a contractual development or feasibility study agreement with a customer. The nature of these performance obligations, broadly referred to as milestones or deliverables, are usually dependent on the scope and structure of the project as contracted, as well as the complexity of the product and the specific regulatory approval path necessary for that product. Accordingly, the duration of the Company’s research and development projects may range from several months to approximately three years. Although each contractual arrangement is unique, common milestones included in these arrangements include those for the performance of efficacy and other tests, reports of findings, formulation of initial prototypes, production of stability clinical and/or scale-up batches, and stability testing of those batches. Additional milestones may be established and linked to clinical results of the product submission and/or approval of the product by the Food and Drug Administration ("FDA") and the commercial launch of the product.

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

Costs to obtain contracts - in certain situations, the Company may incur incremental costs of obtaining a contract with a customer. These costs, if expected to be recovered, are recognized as an asset and reflected as other assets within the Consolidated Balance Sheets. The asset is amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates.

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

These assumptions require estimates and judgements and changes in those inputs could impact the amount of expenses that are charged to earnings. The Company recognizes compensation expense for the fair value of RSU and stock option awards over the requisite service period of the award. All excess tax benefits, taxes and tax deficiencies from stock-based compensation are included in the provision for income taxes in the Consolidated Statement of Operations.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that may result from transactions and economic events other than those with stockholders, such as unrealized gains or losses on investments. For the periods ended December 31, 2022 and 2021, the Company’s comprehensive loss included only its net loss.

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

The Company previously granted warrants to certain holders of the Company's 12.5% Senior Secured Notes due 2025 (the 12.5% Notes") in connection with its debt repayment and debt refinancing. Additionally in 2022, the Company issued pre-funded warrants and Common Stock warrants to certain purchasers in connection with the Securities Purchase Agreements. The warrants were valued based on the Black-Scholes valuation model performed by an independent third-party appraisal prepared as of the grant date consistent with generally-accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. See Note 13, Warrants for further information on these warrants.

The Company's 12.5% Notes contain a repurchase offer or put option which gives holders of the option the right, but not the obligation, to receive a specified amount of future royalties up to a capped amount. This put option was valued based on Level 3 inputs and its fair value was based primarily on an independent third-party appraisal consistent with generally-accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants Accounting and Valuation Guide. See Note 12, 12.5% Senior Secured Notes and Loans Payable for further discussion.

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

None.

Recent Accounting Pronouncements Not Adopted as of December 31, 2022:

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), amending existing guidance on the accounting for credit losses on financial instruments within its scope. The guidance provides for use of a forward-looking expected loss model for estimating credit losses, replacing the incurred loss model that is based on past events and current conditions. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The Company adopted the new guidance on January 1, 2023. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The accounting standard update was issued to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The Company adopted the new guidance on January 1, 2023. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Note 4.     Risks and Uncertainties

The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for 2022 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of December 31, 2022, the Company had $27,273 of cash and cash equivalents.

The Company has experienced a history of net losses. The Company's accumulated deficits totaled $311,207 as of December 31, 2022. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products (prior to the licensing agreement of Sympazan with Assertio), license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company's funding requirements have been met by its cash and cash equivalents, as well as its existing equity and debt offerings, including the 12.5% Notes.

The Company began utilizing its ATM facility in November 2020. Since inception to December 31, 2022, the Company sold 10,341,957 shares of Common Stock which generated net cash proceeds of approximately $39,740, net of commissions and other transaction costs of $2,053. For the year ended December 31, 2022, the Company sold 2,860,538 shares which provided net proceeds of approximately $3,907 after deducting commissions and other transaction costs of $289. This ATM facility has approximately $33,416 available at December 31, 2022. As of the filing of this Annual Report on Form 10-K, the Company will be subject to the SEC general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of the Company’s Common Stock held by non-affiliates. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling shares of its Common Stock using its Form S-3, including under the ATM facility and the Lincoln Park Purchase Agreement, until such time as its public float exceeds $75 million.

While the Company’s ability to execute its business objectives and achieve profitability over the longer term cannot be assured, the Company's on-going business, existing cash and equivalents, expense management activities, including, but not limited to the ceasing of R&D activities, as well as access to the equity capital markets, including through its ATM facility and under the Lincoln Park Purchase Agreement, provide near term liquidity for the Company to fund its operating needs for at least the next twelve months as it continues to execute its business strategy.

Note 5.     Revenues and Trade Receivables, Net

The Company’s revenue was comprised of the following:

	Year Ended December 31,
	2022	2021
Manufacture and supply revenue	$36,378	$35,312
License and royalty revenue	2,351	5,380
Co-development and research fees	1,293	1,635
Proprietary product sales, net	7,658	8,505
Revenues	$47,680	$50,832

Disaggregation of Revenue

The following table provides disaggregated net revenue by geographic area:

	Year Ended December 31,
	2022	2021
United States	$39,921	$42,860
Ex-United States	7,759	7,972
Revenues	$47,680	$50,832

Trade and other receivable, net consist of the following:

	December 31,
	2022	2021
Accounts receivable	$3,274	$9,678
Contract and other receivables	2,139	3,087
Less: allowance for bad debt	(40)	(40)
Less: sales-related allowances	(669)	(605)
Trade and other receivables, net	$4,704	$12,120

Contract and other receivables totaled $2,139 and $3,087 as of December 31, 2022 and 2021, respectively, consisting primarily of contract assets and other receivables. Contract assets consist of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services. Sales-related allowances for both periods presented are estimated in relation to revenues recognized for sales of Sympazan prior to the licensing agreement the Company entered into with Assertio in October 2022. See details in Note 6, Material Agreements.

There were no additions to or write-downs charged against the allowance for doubtful accounts for the years ended December 31, 2022 and 2021, respectively. The allowance for doubtful accounts was $40 for each of the years ending December 31, 2022 and 2021.

The following table presents the changes in sales-related allowances:

	December 31,
	2022	2021
Balance at December 31, 2021	$605	$416
Provision related to sales in 2022	1,365	1,209
Credits and payments	(1,301)	(1,020)
Balance at December 31, 2022	$669	$605

Concentration of Major Customers

Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the year ended December 31, 2022, Indivior Inc. ("Indivor") exceeded the 10% threshold for revenue and represented approximately 76% of total revenue. As of December 31, 2022, Indivor exceeded the 10% threshold for outstanding receivables and represented 80% of total trade and other receivables.

For the year ended December 31, 2021, Indivor exceeded the 10% threshold for revenue and represented approximately 73% of total revenue. As of December 31, 2021, two customers exceeded the 10% threshold for outstanding receivables which were Indivior and Cardinal Health Inc. which represented 51% and 12%, respectively, of total trade and other receivables.

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

In addition to the purchase price for the Suboxone supplied, Indivior is required to make certain single digit percentage royalty payments tied to net sales value (as provided for in the Indivior License Agreement) outside of the U.S., subject to annual maximum amounts and limited to the life of the related patents.

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

Effective as of March 2, 2023, the Company entered into Amendment No. 11 (the “Indivior Amendment”) to the Indivior License Agreement. The Indivior Amendment was entered into for the primary purpose of amending the Agreement as follows: (i) extending the term of the Agreement until August 16, 2026 and thereafter providing for automatic renewal terms of successive one year periods unless Indivior delivers notice to the Company, at least twelve months prior to the expiration of the then current term, of Indivior’s intent not to renew, subject to the earlier termination rights of the parties under the Agreement, and providing that the Agreement will not automatically renew for any renewal term beginning after the expiration of the last to expire of the product patents; and (ii) agreeing to transfer pricing and payment terms for supplied product. See Note 21, Subsequent Events for details.

Supplemental Agreement with Indivior

On September 24, 2017, the Company entered into an agreement with Indivior, or the Indivior Supplemental Agreement. Pursuant to the Indivior Supplemental Agreement, the Company conveyed to Indivior all existing and future rights in the settlement of various ongoing patent enforcement legal actions and disputes related to the Suboxone product. The Company also conveyed to Indivior the right to sublicense manufacturing and marketing capabilities to enable an Indivior licensed generic buprenorphine product to be produced and sold by parties unrelated to Indivior or Aquestive. Under the Indivior Supplemental Agreement, the Company was entitled to receive certain payments from Indivior commencing on the date of the agreement through January 1, 2023. Once paid, all payments made under the Indivior Supplemental Agreement are non-refundable. Through February 20, 2019, the at-risk launch date of the competing generic products of Dr. Reddy’s Labs and Alvogen, the Company received an aggregate of $40,750 from Indivior under the Indivior Supplemental Agreement. Further payments under the Indivior Supplemental Agreement were suspended until adjudication of related patent infringement litigation is finalized. As a result of the settlement and dismissal of all claims under the lawsuit with Dr. Reddy’s Labs on June 28, 2022, no further payments are due to the Company under the Indivior Supplemental Agreement. See Note 20, Contingencies for details.

All payments made by Indivior to the Company pursuant to the Indivior Supplemental Agreement were in addition to, and not in place of, any amounts owed by Indivior to the Company pursuant to the Indivior License Agreement.

License Agreement with Sunovion Pharmaceuticals, Inc.

On April 1, 2016, the Company entered into a license agreement with Cynapsus Therapeutics Inc. (which was later succeeded to in interest by Sunovion Pharmaceuticals, Inc.), referred to as the Sunovion License Agreement, pursuant to which Sunovion obtained an exclusive, worldwide license (with the right to sub-license) to certain intellectual property, including existing and future patents and patent applications, covering all oral films containing apomorphine for the treatment of off episodes in Parkinson’s disease patients. Sunovion used this intellectual property to develop its apomorphine product KYNMOBI®, which was approved by the FDA on May 21, 2020. This approval triggered Sunovion's obligation to remit a payment of $4,000 (the "FDA Approval Milestone Payment") due on the earlier of: (a) the first day of product availability at a pharmacy in the United States; or (b) with six months of the FDA approval. This amount was received as of September 30, 2020 and was included in License and royalty revenues for the twelve months ended December 31, 2020.

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

On October 23, 2020, the Company amended the Sunovion License Agreement to clarify the parties' agreement with respect to certain provisions in the Sunovion License Agreement, specifically the date after which Sunovion has the right to terminate the Sunovion License Agreement and the rights and obligations of the parties regarding the prosecution and maintenance of the Company's patents covered under the Sunovion License Agreement.

Purchase and Sale Agreement with an affiliate of Marathon Asset Management ("Marathon")

On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold to Marathon all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through December 31, 2022 under the Monetization Agreement.

Under the Monetization Agreement, additional contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of December 31, 2022, the Company may likely not receive any of the additional contingent payments under the Monetization agreement. See Note 14, Sale of Future Revenue for further details on the accounting for the Monetization Agreement.

Agreement to Terminate CLA with Zevra Therapeutics, Inc. (formerly KemPharm)

In March 2012, the Company entered into an agreement with Zevra Therapeutics, Inc. (formerly KemPharm, Inc.) (“Zevra”), to terminate a Collaboration and License Agreement entered into by the Company and Zevra in April 2011. Under this termination arrangement, the Company has the right to participate in any and all value that Zevra may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving Zevra and collaborations, royalty arrangements, or other transactions from which Zevra may realize value from these compounds. For the year ended December 31, 2021, the Company received payment of $2,000 under this arrangement, which was included in License and royalty revenues.

Licensing and Supply Agreement with Haisco for Exservan™ (Riluzole Oral Film) for ALS Treatment in China

The Company entered into a License, Development and Supply Agreement with Haisco, a Chinese limited company listed on the Shenzhen Stock Exchange, effective as of March 3, 2022 (the "Haisco Agreement"), pursuant to which Aquestive granted Haisco an exclusive license to develop and commercialize Exservan™ (riluzole oral film) for the treatment of amyotrophic lateral sclerosis, or ALS (“Exservan"), in China. Under the terms of the Haisco Agreement, Aquestive will serve as the exclusive sole manufacturer and supplier for Exservan in China. Under the Haisco Agreement, as amended, the Company received a $7,000 upfront cash payment, and will receive regulatory milestone payments, receive double-digit royalties on net sales of Exservan in China, and earn manufacturing revenue upon the sale of Exservan in China.

Compensatory Arrangements of Certain Officers

On May 17, 2022, the Company announced that Keith J. Kendall, former President and Chief Executive Officer of the Company, was leaving the Company and the Company's Board of Directors, effective May 17, 2022. In connection with his departure, Mr. Kendall and the Company entered into a Separation Agreement, including a Consulting Agreement (collectively, the “Separation Agreement”) dated as of May 17, 2022. Pursuant to the Separation Agreement, Mr. Kendall’s employment with the Company ceased effective as of May 17, 2022 (the “Termination Date”). Under the Separation Agreement, Mr. Kendall received the following principal severance benefits, the outstanding portions of which are contingent upon Mr. Kendall's compliance with a customary release of claims entered into at the time: (i) a cash payment consisting of the sum of any previously unpaid base salary through the Termination Date and any accrued and unused vacation time for the 2022 calendar year; (ii) a cash payment consisting of his pro-rata portion of his target bonus in the amount of $280; (iii) a cash payment in the amount of $150, representing 90 days of his base pay in lieu of the required notice period under Mr. Kendall’s employment agreement; (iv) severance payments consisting of (a) a cash payment of $263, which represents an acceleration of the first three installments of Mr. Kendall’s 18-month severance he is entitled to under his employment agreement; (b) monthly severance payments of $53 per month for the first through the seventh months following the Termination Date; (c) $70 paid for the eighth month after the Termination Date; and (d) monthly severance payments of $88 for the ninth through eighteenth months following the Termination Date; (v) accelerated vesting of unvested outstanding equity awards, with options remaining exercisable for the duration of the stated term of each award; and (vi) continuing coverage under the Company’s group health and life insurance plans at the same levels and on the same terms and conditions as are provided to similarly-situated executives, for a period of 18 months. Under the terms of the Separation Agreement, Mr. Kendall served as a consultant to the Company, on an as-needed basis providing transition services, strategic planning, financial planning, merger and acquisition advice and consultation, for a period from the Separation Date to December 31, 2022. For these services, Mr. Kendall received a consulting fee of $10 per month.

Licensing and Supply Agreement with Atnahs Pharma UK Limited

The Company entered into a License and Supply Agreement with Atnahs Pharma UK Limited, a company registered in England and Wales ("Pharmanovia"), effective as of September 26, 2022 (the "Pharmanovia Agreement"), pursuant to which the Company granted Pharmanovia an exclusive license to certain of the Company's intellectual property to develop and commercialize Libervant™ (diazepam) Buccal Film for the treatment of prolonged or acute, convulsive seizures in all ages in certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa (the "Territory") during the term of the Pharmanovia Agreement. Under the Pharmanovia Agreement, Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and the Company will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory. Pursuant to the Pharmanovia Agreement, the Company received $3,500 upon agreement execution and will receive additional milestone payments upon the occurrence of certain conditions set forth in the Pharmanovia Agreement, additional milestone payments and profit shares, as well as manufacturing fees and royalty fees through the expiration of the Pharmanovia Agreement. The Company expanded its exclusive license and supply agreement with Pharmanovia in March 2023. See Note 21, Subsequent Events for details.

Licensing Agreement with Assertio Holdings, Inc.

Effective October 26, 2022, the Company entered into a License Agreement with Otter Pharmaceuticals, LLC, a subsidiary of Assertio, a specialty pharmaceutical company offering differentiated products to patients, to license Sympazan® (clobazam) oral film for the adjunctive treatment of seizures associated with Lennox‐Gastaut syndrome in patients aged two years of age or older (the "Assertio

Agreement"). Under the terms of the Assertio Agreement, the Company granted an exclusive, worldwide license of its intellectual property for Sympazan to Assertio during the term of the Assertio License Agreement for an upfront payment of $9,000. In addition, Aquestive received a $6,000 milestone payment subsequent to Aquestive's receipt of a notice of allowance from the United States Patent and Trademark Office (PTO) of the Company's patent application U.S. Serial No. 16/561,573, and payment by the Company of the related allowance fee. The Company received the notice of allowance from the PTO and paid the related allowance fee on October 27, 2022. Further, under the Assertio License Agreement, the Company will receive royalties from Assertio for the sale of the product through the expiration of the Assertio License Agreement. The Company also entered into a long-term supply agreement with Assertio for Sympazan pursuant to which the Company is the exclusive sole worldwide manufacturer and supplier of the product and will receive manufacturing fees from Assertio for the product through the expiration of such supply agreement.

Note 7.     Inventory

Inventory consists of the following:

	December 31,
	2022	2021
Raw material	$1,899	$1,442
Packaging material	2,914	1,414
Finished goods	967	1,182
Total inventory	$5,780	$4,038

Note 8.     Property and Equipment, Net

				December 31,
	Useful Lives			2022	2021
Machinery	3	-	15 years	$19,810	$19,250
Furniture and fixtures	3	-	15 years	769	769
Leasehold improvements	(a)			21,375	21,265
Computer, network equipment and software	3	-	7 years	2,627	2,469
Construction in progress				1,467	1,162
				46,048	44,915
Less: accumulated depreciation and amortization				(41,963)	(39,860)
Total property and equipment, net				$4,085	$5,055

(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

Total depreciation and amortization related to property and equipment were $2,270 and $2,912 for the years ended December 31, 2022 and 2021, respectively.

Note 9.    Right-of-Use Assets and Lease Obligations

The Company leases all realty used as its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of these three leases include the characteristics specified in ASC 842, Leases, that require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases, as amended, provide remaining terms between 0.25 years and 10.80 years, including renewal options expected to be exercised to extend the lease periods. See Part II Properties for details.

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

The implicit interest rates of the Company's lease arrangements are generally not readily determinable and as such, the Company applies an incremental borrowing rate, which is established based upon the information available at the lease commencement date, to determine the present value of lease payments due under an arrangement. Measurement of the operating lease liability reflects a range of an estimated discount rate of 14.8% to 16.9% applied to minimum lease payments, including expected renewals, based on the incremental borrowing rate experienced in the Company’s collateralized debt refinancing.

The Company's lease costs are recorded in manufacture and supply, research and development and selling, general and administrative expenses in its Consolidated Statements of Operations and Comprehensive Loss. For the years ended December 31, 2022 and 2021, total operating lease expenses totaled $1,753 and $1,725, respectively, including variable lease expenses such as common area maintenance and operating costs of $449 and $469, respectively. Cash payments arising from the Company's lease arrangements are reflected on its consolidated statement of cash flows as outflows for operating activities.

The Company's payments due under its operating leases are as follows:

Amount
2023	$1,050
2024	1,006
2025	1,034
2026	1,060
2027	1,079
2028-2033	4,927
Total lease payments	10,156
Less: imputed interest	(4,816)
Total operating lease liabilities	$5,340

Note 10.     Intangible Assets, Net and Other non-current assets

The following table provides the components of identifiable intangible assets, all of which are finite lived and other non-current assets:

	December 31,
	2022	2021
Purchased intangible	$3,858	$2,358
Purchased patent	509	509
	4,367	2,867
Less: accumulated amortization	(2,932)	(2,816)
Intangible assets, net	1,435	51

Royalty receivable	5,000	6,000
Other	1,451	903
Total other non-current assets	$6,451	$6,903

Amortization expense was $116 and $51 for each of the years ended December 31, 2022 and 2021, respectively. During the remaining life of the purchased intangible, estimated annual amortization expense is $156 for the year ending 2023. Other non-current assets consisted of royalty receivable related to the five $1,000 annual minimum guaranteed royalty that is due in the remaining term of the Monetization Agreement, value-added tax receivable, non-current security deposits, and capitalized cost to obtain revenue contracts. Refer to Note 14, Sale of Future Revenue for detail on the Monetization Agreement royalty receivable.

Note 11.     Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2022	2021
Accrued compensation	$6,389	$5,965
Real estate and personal property taxes	322	349
Accrued distribution expenses	1,012	2,224
Other	244	198
Total accrued expenses	$7,967	$8,736

Note 12.     12.5% Senior Secured Notes and Loans Payable

On July 15, 2019, the Company completed the private placement of up to $100,000 aggregate principal of its 12.5% Notes due 2025 and issued warrants for 2,000,000 shares of common stock (the “Warrants”), at $0.001 par value per share.

Upon closing of the indenture for the 12.5% Notes (the "Base Indenture"), the Company issued $70,000 of the 12.5% Notes (the “Initial Notes”) along with the Warrants and rights of first offer (the “First Offer Rights”) to the noteholders participating in this transaction. Issuance of the Initial Notes and Warrants provided net proceeds of $66,082.

On November 3, 2020, the Company entered into the First Supplemental Indenture (the "First Supplemental Indenture" and, together with all other subsequent supplemental indentures and the Base Indenture, collectively, the "Indenture") by and among the Company and U.S. Bank National Association, as Trustee (the "Trustee") and Collateral Agent thereunder to the Base Indenture, by and between the Company and the Trustee. Under the Second Supplemental Indenture, dated November 20, 2020, the Company repaid $22,500 of its $70,000 outstanding 12.5% Notes from the upfront proceeds received under the Monetization Agreement. Further, the Company entered into an additional Purchase Agreement with its noteholders whereby the Company issued in aggregate $4,000 of additional 12.5% Notes (the "Additional Notes") in lieu of paying a prepayment premium to two noteholders on the early repayment of the 12.5% Notes discussed above. The result of these two transactions reduced the net balance of the Company's 12.5% Senior Notes outstanding in the aggregate to $51,500 at December 31, 2020, and such aggregate principal amount remains outstanding as of December 31, 2022. The $4,000 principal issuance would be repaid proportionally over the same maturities as the other 12.5% Notes. The Company also paid to one of its noteholders a $2,250 premium as result of the early retirement of debt.

The Company accounted for the $22,500 debt repayment as a debt modification of the 12.5% Notes. The fees paid to the noteholders inclusive of (i) $2,250 early premium prepayment and (ii) $4,000 issuance of Additional Notes in lieu of paying a prepayment penalty were recorded as additional debt discount, amortized over the remaining life of the 12.5% Notes using the effective interest method. Loan origination costs of $220 associated with the Additional Notes were expensed as incurred. Existing deferred discounts and loan origination fees on the 12.5% Notes are amortized as an adjustment of interest expense over the remaining term of modified debt using the effective interest method.

The First Supplemental Indenture contains a provision whereby, as the Company receives any cash proceeds from the Monetization Agreement, each noteholder has the right to require the Company to redeem all or any part of such noteholder's outstanding 12.5% Notes at a repurchase price in cash equal to 112.5% of the principal amount, plus accrued and unpaid interest. This repurchase offer is capped at 30% of the cash proceeds received by the Company as the contingent milestones are attained, if any, up through June 30, 2025. A valuation study was performed by an independent third party appraiser and updated as of December 31, 2022. Based on the valuation study, the put option was valued at $45 and has been recorded in Other non-current liabilities. The embedded put option is deemed to be a derivative under ASC 815 Derivatives and Hedging, which requires the recording of the embedded put option at fair value and subject to remeasurement at each reporting period. In addition, as of the closing of this transaction, the Company issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of our Common Stock.

On August 6, 2021, pursuant to the Third Supplemental Indenture, the holders of the 12.5% extended to June 30, 2022 from December 31, 2021, the Company's ability to access, at the Company's option, $30,000 of 12.5% Notes re-openers under the Indenture. Under the Third Supplemental Indenture, the first $10,000 of 12.5% Notes re-openers represented a commitment of such amount by current holders of 12.5% Notes, at the option of the Company, contingent upon FDA approval of the Company's product candidate Libervant™ (diazepam) Buccal Film for the management of seizure clusters ("First Additional Securities"). In addition, under the Third Supplemental Indenture, a second $20,000 12.5% Notes re-opener represented a right, at the Company's option, to market to current holders of the Company's 12.5% Notes, and or other noteholders, additional 12.5% Notes up to such amount, contingent upon FDA approval of Libervant for U.S. market access ("Second Additional Securities"). If and to the extent that the Company accesses these re-openers (pursuant to the terms currently in effect, as amended by the Fifth Supplemental Indenture described below), it will grant warrants to purchase up to 714,000 shares of Common Stock, with the strike price calculated based on the 30-day volume weighted average closing price of the Common Stock at the warrant grant date.

On October 7, 2021, the Company entered into the Fourth Supplemental Indenture, pursuant to which the amortization schedule for the 12.5% Notes was amended to provide for the date of the first amortization payment to be extended from September 30, 2021 to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of the 12.5% Notes or the interest payment obligation due under the 12.5% Notes. In connection with the Fourth Supplemental Indenture, the Company entered into a Consent Fee Letter with the holders of the 12.5% Notes (the “Consent Fee Letter”), pursuant to which the Company agreed to pay the holders of the 12.5% Notes an additional cash payment ("Consent Fee") of $2,700 in the aggregate, payable in four quarterly payments beginning May 15, 2022. For the year ending December 31, 2021, the Company recognized a loss on the extinguishment of debt of $13,822 for fees and expenses related to the Fourth Supplemental Indenture. As of December 31, 2022, the Company recorded the remaining Consent Fee to be paid of $675 as Loans payable, current, on its Consolidated Balance Sheet.

On May 13, 2022, pursuant to the Fifth Supplemental Indenture, the holders of the 12.5% Notes further extended to March 31, 2023 from June 30, 2022, the Company's ability to access, at the Company's option, $30,000 of 12.5% Notes re-openers under the Indenture. The Fifth Supplemental Indenture also provided that the Company's access to the First Additional Securities and Second Additional Securities is subject to the full approval of Libervant by the FDA for sale in the United States, which full approval includes U.S. market access for Libervant prior to March 31, 2023. In addition, the Fifth Supplemental Indenture provides that the holders of 12.5% Notes have the right, but not the obligation, to purchase the First Additional Securities and Second Additional Securities upon the exercise by the Company of the option to access the re-openers.

A debt maturity table as of December 31, 2022 is presented below:

2023	$18,025
2024	21,888
2025	11,587
Total	$51,500

The 12.5% Notes provide a stated fixed interest rate of 12.5%, payable quarterly in arrears, with the final quarterly principal repayment of 12.5% Notes due at maturity on June 30, 2025. As of December 31, 2022, the Company recorded its principal payments as Loans payable, current and Loans payable, net on its Consolidated Balance Sheet.

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

On November 4, 2022 and December 16, 2022, the Company issued two separate notices of partial redemption pursuant to the Indenture, dated as of July 15, 2021, between the Company and the Trustee and collateral agent governing the 12.5% Notes. Pursuant to each of the notice of partial redemption, the Company gave holders of the 12.5% Notes notice that the Company intended to redeem $3,765 and $1,882, respectively, of its outstanding 12.5% Notes at a redemption price pursuant to the formula set forth in the Indenture governing the 12.5% Notes, plus accrued and unpaid interest. See Note 21, Subsequent Events for details.

The Company capitalizes legal and other third-party costs incurred in connection with obtaining debt as deferred debt issuance costs and applies the unamortized portion as a reduction of the outstanding face amount of the related loan. Similarly, the Company amortizes debt discounts, such as those represented by warrants issued to its noteholders, and offsets those as a direct reduction of its outstanding debt. Amortization expense arising from deferred debt issuance costs and debt discounts related to the 12.5% Notes for the years ended December 31, 2022 and 2021 were $16 and $3,572, respectively. Unamortized deferred debt issuance costs and deferred debt discounts totaled $27 and $43 as of December 31, 2022 and December 31, 2021, respectively.

Collateral for the loan under the 12.5% Notes consists of a first priority lien on substantially all property and assets, including intellectual property, of the Company. This secured obligation provides payment rights that are senior to all existing and future subordinated indebtedness of the Company and provides noteholders with perfected security interests in substantially all of the Company’s assets.

Note 13.    Warrants

Warrants Issued to 12.5% Senior Secured Noteholders

Warrants that were issued in conjunction with the Initial Notes (the “Initial Warrants”) and Additional Notes (the “Additional Warrants”) expire on June 30, 2025 and entitle the noteholders to purchase up to 2,143,000 shares of Common Stock and included specified registration rights. Management estimated the fair value of the Initial Warrants to be $6,800 and the Additional Warrants to be $735, each based on an assessment by an independent third-party appraiser. The fair value of the respective warrants was treated as a debt discount, amortizable over the term of the respective warrants, with the unamortized 12.5% Notes portion applied to reduce the aggregate principal amount of the 12.5% Notes in the Company’s Consolidated Balance Sheet. Additionally, since the Initial Warrants and Additional Warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the warrants, except in the case of a “cash change in control”, the fair value attributed to the warrants is presented in Additional Paid-in Capital in the Company’s Consolidated Balance Sheet. There were no warrants exercised as it relates to the Initial Warrants and the Additional Warrants during the year ended December 31, 2022 and December 31, 2021, respectively.

Warrants Issued Under Securities Purchase Agreements

In June 2022, the Company issued pre-funded warrants and Common Stock warrants to certain purchasers in connection with the Securities Purchase Agreements. The pre-funded warrants entitled purchasers to purchase up to 4,000,000 shares of Common Stock and were exercised in full during the year ended December 31, 2022. The Common Stock warrants expire on June 8, 2027 and entitle the purchasers to purchase up to 8,850,000 shares of Common Stock at a price ranging from $0.96 to $1.09 per share. Management estimated the fair value of the pre-funded warrants and Common Stock warrants to be $5,874 based on an assessment by an independent third-party appraiser. The fair value of the pre-funded and Common Stock warrants is treated as equity and presented in Additional Paid-in Capital in the Company’s Consolidated Balance Sheet. No Common Stock warrants issued pursuant to the Securities Purchase Agreements were exercised during the year ended December 31, 2022.

Note 14. Sale of Future Revenue

On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through December 31, 2022 under the Monetization Agreement.

Under the Monetization Agreement, additional contingent payments of up to $75,000 may be due to the Company upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000.

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

As royalties are remitted to Marathon from Sunovion, the collection of the royalty receivable and balance of the liability related to the sale of future revenue will be effectively repaid over the life of the agreement. In order to determine the amortization of the liability related to the sale of future revenue, the Company is required to estimate the total amount of future royalty and milestone payments to Marathon over the life of the Monetization Agreement and contingent milestone payments from Marathon to the Company. The sum of future royalty payments less the $50,000 in proceeds received and future contingent payments will be recorded as interest expense over the life of the Monetization Agreement. At execution, the estimate of this total interest expense resulted in an effective annual interest rate of approximately 24.9%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the life of the Monetization Agreement. The Company will periodically assess the estimated royalty and milestone payments to Marathon from Sunovion and contingent milestone payments from Marathon to the Company. To the extent the amount or timing of such payments is materially different from the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty and milestone payments to Marathon from Sunovion and, correspondingly, the amount of interest expense recorded by the Company, most of which are not under the Company's control. Such factors include, but are not limited to, changing standards of care, the initiation of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in government health authority imposed restrictions on the use of products, significant changes in foreign exchange rates as the royalties remitted to Marathon are made in U.S. dollars (USD) while a portion of the underlying sales of KYNMOBI will be made in currencies other than USD, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenue and interest expense related to the sale of future revenue. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of December 31, 2022, the Company likely may not receive any of the additional contingent payments under the Monetization Agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue during the fourth quarter of 2022.

The following table shows the activity of the liability related to the sale of future revenue for the year ended December 31, 2022:

Liability related to the sale of future revenue, net at December 31, 2021	$60,284
Royalties related to the sale of future revenue	(916)
Amortization of issuance costs	208
Interest expense related to the sale of future revenue	5,683
Liability related to the sale of future revenue, net (includes current portion of $1,147)	$65,259

Note 15.     Other Non-Current Liabilities

The Company’s other non-current liabilities at December 31, 2022 consisted of asset retirement obligations ("AROs") of $1,989, and the fair value of the put option on the 12.5% Notes of $45. The Company’s other non-current liabilities at December 31, 2021 consisted of AROs of $1,712, the long term portion of the Consent Fee related to the 12.5% Senior Secured Note of $675 and the long-term portion of fair value of the put option on the 12.5% Notes of $98.

AROs consists of estimated future spending related to removing certain leasehold improvements at the Company's facilities in Portage, Indiana and Warren, New Jersey, and returning all facilities to their original condition. Depreciation expense related to the ARO assets included in overall depreciation expense for the periods ended December 31, 2022 and 2021 were $25 and $23, respectively.

Below is a schedule of activity in the Company’s liability for AROs for the year ended December 31, 2022 and 2021.

Balance at December 31, 2020	$1,525
Additions	—
Accretion	187
Balance at December 31, 2021	1,712
Additions	110
Accretion	167
Balance at December 31, 2022	$1,989

Note 16.    Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of Common Stock.

As a result of the Company’s net loss incurred for the year ended December 31, 2022 and 2021, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations for the periods.  Therefore, basic and diluted net loss per share were the same for all periods presented below.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Numerator:
Net loss	$(54,410)	$(70,539)
Denominator:
Weighted-average number of common shares – basic and diluted	48,734,377	38,077,660
Loss per common share – basic and diluted	$(1.12)	$(1.85)

As of December 31, 2022 and 2021, respectively, the Company’s potentially dilutive instruments included 6,028 thousand and 4,146 thousand of options to purchase shares of Common Stock, as well as 162 thousand and zero unvested restricted stock units that were excluded from the computation of diluted weighted average shares outstanding because these securities had an antidilutive impact due to the losses reported. Similarly excluded as of December 31, 2022 and 2021 were potentially dilutive warrants for the purchase of 10,564 thousand and 1,714 thousand common shares for the respective periods.

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

Restricted stock units and stock options that have been awarded are subject to graded vesting over a service period, which is typically three years. Compensation cost is recognized for these awards on a pro-rata basis over the requisite service period for each award granted.

At December 31, 2022, there were approximately 0.4 million shares available for grant.

The Company recognized share-based compensation in its Consolidated Statements of Operations during the periods presented as follows:

Expense classification:	Year Ended December 31, 2022	Year Ended December 31, 2021
Manufacture and supply	$203	$313
Research and development	672	881
Selling, general and administrative	3,506	5,625
Total share-based compensation expenses	$4,381	$6,819
Share-based compensation from:
Restricted Stock Units	127	81
Stock Options	4,244	6,714
Employee Stock Purchase Plan	10	24
Total share-based compensation expenses	$4,381	$6,819

Restricted Stock Units

The following table summarizes the Company’s awards of restricted stock units for the years during 2021 and 2022:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Unvested, December 31, 2020	14	$11.38
Granted	—	—
Forfeited	(2)	13.00
Vested	(12)	11.14
Unvested, December 31, 2021	—
Granted	192	2.37
Forfeited	(20)	2.21
Vested	(10)	2.55
Unvested, December 31, 2022	162	$2.38

The Company granted 192 thousand restricted stock units during 2022. The Company did not grant restricted stock units during 2021. During 2022, the total grant date fair market value of shares vested was $26.

As of December 31, 2022, $261 of total unrecognized compensation expenses related to restricted stock units awards is expected to be recognized over a weighted average period of 2.21 years from the date of grant. The restricted stock units previously granted to employees were subject to a three-year graduated vesting schedule and were not subject to performance-based criteria other than continued employment.

Stock option awards

The following table summarizes the Company’s stock option activity for the years during 2021 and 2022:

(in 000s, except share price data)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,259	$8.14	8.42	$2,978
Granted	1,212	$4.73
Forfeited and Expired	(264)	$7.52
Exercised	(61)
Outstanding at December 31, 2021	4,146	$7.28	7.88	$1,423
Granted	2,015	1.83
Forfeited and Expired	(133)	$7.81
Exercised	—	$—
Outstanding at December 31, 2022	6,028	$5.48	7.50	$38
Vested and expected to vest at December 31, 2022	5,877	$5.57	7.46	$36
Exercisable at December 31, 2022	3,652	$7.42	6.57	$—

The weighted average grant date fair value of stock options granted during 2022 and 2021 was $1.46 and $3.61, respectively. During the year ended December 31, 2022, stock options were granted with an exercise price ranging from $0.71 to $2.55 and accordingly, given the Company’s share price of $0.90 at December 30, 2022, the intrinsic value provided by certain shares granted during this period was de minimus.

The fair values of stock options granted were estimated using the Black-Scholes model based on the following assumptions:

	Year Ended December 31,
	2022			2021
Expected dividend yield	0%			0%
Expected volatility	100%			100%
Expected term (years)	5.50	-	6.13	5.50	-	6.00
Risk-free interest rate	2.0%	—%	4.3%	0.5%	—%	1.5%
Exercise prices	$0.71	-	$2.55	$3.76	-	$5.30

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

As of December 31, 2022, $3,433 of total unrecognized compensation expenses related to non-vested stock options is expected to be recognized over a weighted average period of 1.84 years from the date of grant. These option grants provided a maximum contract term of 10 years from grant date, with a weighted average remaining contract life of 7.50 years. Options granted to senior management and key employees are subject to a three-year graded vesting schedule while options granted to the board of directors are subject to a one year cliff vesting schedule. These stock options are not subject to performance-based criteria other than continued employment.

2022 Inducement Equity Incentive Plan

In accordance with Nasdaq Listing Rule 5635(c)(4), the Company adopted the Aquestive Therapeutics, Inc. 2022 Equity Inducement Plan approved by the Compensation Committee of the Board of Directors of the Company effective as of July 29, 2022. In September 2022, the Company granted a nonqualified option to purchase 100,000 shares of Common Stock to an officer of the Company.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan (the "ESPP"), as amended and restated effective as of January 1, 2019, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees of the Company may elect to purchase the Company's Common Stock at the lower of 85% of the fair value of shares on either the first or last day of the offering period. Under the ESPP, a total of 250,000 shares of Common Stock were initially reserved for issuance. During 2022 and 2021, 45,304 and 40,146 shares were purchased and issued through the ESPP at total discounts of $10 and $24, respectively.

Note 18.    Employee Benefit Plans

The Company sponsors a defined-contribution 401(k) plan covering all full-time employees and makes matching employer contributions as defined by the terms of that plan. The Company may also make discretionary contributions. Total contributions made to the plan by the Company for the year ended December 31, 2022 and 2021 were $815 and $706, respectively.

Note 19.     Income Taxes

The tax effect of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Accounts receivable	$177	$149
Inventory	449	100
Accrued expenses	1,063	309
NOL carryforwards	32,197	28,722
Interest limitation imposed by the TJCA	10,667	9,022
Stock Compensation	5,813	5,003
Other	2,408	2,122
Sale of Future Revenue	17,139	16,595
Property and equipment	2,576	2,566
Orphan Drug and R&D Tax Credits	5,625	5,490
Accrued debt fees	697	726
Intangible assets	1,731	2,547
Section 174 R&D Capitalization	3,770	—
	84,312	73,351
Deferred tax liabilities:
481(a) adjustment	—	(14)
Prepaid expenses	(524)	(807)
	(524)	(821)
Valuation Allowance	(83,788)	(72,530)
Net deferred tax asset/(liability)	$—	$—

At December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of $123,922 and $105,722, respectively, a significant portion of which carryforward for an indefinite period. At December 31, 2022 and 2021, the Company also had state net operating loss carryforwards of $104,238 and $93,304, respectively, which begin expiring in 2034. As a result of the December 2017 U.S. Tax Cuts and Jobs Act (“TCJA”), updated regulations under section 163(j) create new limitations on deductible interest expense. For the year ended December 31, 2022, the Company’s interest expense deduction under 163(j) will be limited for tax purposes based on a calculation of 30% of its EBITDA on a tax basis. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the "U.S. CARES ACT," was signed into law. The U.S. CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the interest deduction limitation. The U.S. CARES Act increased the adjusted taxable income limitation from 30% to 50% for business interest deductions for tax years beginning in 2019 and 2020. This modification increased the allowable interest expense deduction and resulted in additional net operating loss (NOL) for the year 2019 and lower current taxable income (before NOL utilization) for the Company. Additionally, the U.S. CARES Act allowed us to fully offset 2020 taxable income with prior years' NOL carried forward. The Company has determined, based upon available evidence, that is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets. Valuation allowances of $83,788, and $72,530 have been established at December 31, 2022 and 2021, respectively. The Company may also be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code due to ownership changes. As a result, the use of NOL carry forwards from the current and prior periods are subject to annual limitations.

The Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize and amortize research and experimental (R&D) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year and resulted in the capitalization of R&D costs of $16,560. The Company will amortize these costs for tax purposes over five years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that there were no uncertain positions as of December 31, 2022 and 2021. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2022 and 2021. The Company’s U.S. federal and state net operating losses have occurred since its election to be treated as a C Corporation in 2017 and. as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.  In early 2020, the U.S. Internal Revenue Service began an examination of the Company’s federal income tax return for 2018 which was concluded in 2021 with no significant adjustments required.

A reconciliation of income tax benefit and the amount computed by applying the statutory federal income tax rates of 21% to loss before taxes for the year ended December 31, 2022 and 2021, respectively, as follows:

	Year Ended December 31,
	2022	2021
Income taxes at statutory rate	21.00%	21.00%
Increase (decrease) resulting from:
State income tax	4.23	5.28
Permanent differences	(0.20)	(0.15)
Research & development credit	0.20	0.12
Return to provision	0.11	(0.63)
Valuation allowance	(20.69)	(22.37)
State rate change	(4.67)	(2.63)
Other	—	(0.74)
Effective tax rate	(0.02)%	(0.12)%

On July 1, 2018, the New Jersey governor signed into law a bill which included significant changes to the New Jersey taxation of corporations. Chiefly, this legislation imposes a 2.5% surtax on taxpayers with allocated net income over $1 million for 2018 and 2019, and a 1.5% surtax for taxpayers with allocated net income over $1 million for 2020 and 2021. Subsequently, on September 29, 2020, Assembly Bill 4721 extended the additional corporation business tax surtax of 2.5% for the tax years 2020 through 2023. In addition, the state is changing its filing requirements from separate entity reporting to combined reporting on a water’s edge basis. In 2023, the Pennsylvania corporate rate will be decreasing by one percentage point to 8.99%, followed by an annual 0.5% reduction through 2031, ending with a corporate tax rate of 4.99%. Further, there are changes to the state’s computation of its dividend received deduction and application of IRC section 163(j). The Company has considered these changes and does not believe this change in law will have a material impact due to availability of significant New Jersey NOL carryforwards to set off against future taxable income and a full valuation allowance against the net deferred tax assets.

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

Patent-Related Litigation

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Dr. Reddy’s Labs. S.A. and Dr. Reddy’s Labs., Inc.,

On February 7, 2018, we and Indivior Inc. and Indivior UK Ltd. (collectively, “Indivior”) initiated a lawsuit against Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “Dr. Reddy’s”) asserting infringement of U.S. Patent No. 9,855,221 (the "221 patent”). On April 3, 2018, we and Indivior initiated a separate lawsuit against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,931,305 (the "’305 patent”). On May 29, 2018, the lawsuits regarding the ’221 and ’305 patents were consolidated which was originally initiated by Indivior against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,687,454 (the "’454 patent”). On February 19, 2019, the Court granted the parties’ agreed stipulation to drop the ’221 patent from the case. On January 8, 2020, the Court entered a stipulated order of non-infringement of the ’305 patent based on the Court’s claim construction ruling, and the Company and Indivior preserved our rights to appeal the claim construction ruling. On June 28, 2022, pursuant to a settlement agreement between the parties, the Court entered a Stipulation and Order of Dismissal, dismissing all claims and counterclaims with prejudice in the lawsuit.

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Teva Pharmaceuticals USA, Inc.

On February 7, 2018, the Company and Indivior initiated a lawsuit against Teva Pharmaceuticals USA, Inc. (“Teva”) asserting infringement of the ’221 patent. On April 3, 2018, the Company and Indivior initiated a separate lawsuit against Teva asserting infringement of the ’305 patent. On May 29, 2018, the lawsuits regarding the ’221 and ’305 patents were consolidated with a suit originally initiated by Indivior against Teva asserting infringement of the ’454 patent. The parties agreed that the case would be governed by the final judgment against Dr. Reddy’s (described above). The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Alvogen Pine Brook LLC

On September 14, 2017, Indivior initiated a lawsuit against Alvogen Pine Brook LLC (“Alvogen”) asserting infringement of the ’454 patent. On February 7, 2018, the Company and Indivior filed an Amended Complaint, adding the Company as a plaintiff and asserting infringement of the’221 patent. On April 3, 2018, the Company and Indivior initiated a separate lawsuit against Alvogen asserting infringement of the ’305 patent. On May 29, 2018, the cases were consolidated. On February 26, 2019, the Court granted the parties’ agreed stipulation to drop the ’221 patent from the case. On January 9, 2020, the Court entered a stipulated order of non-infringement of the ’305 patent based on the Court’s claim construction ruling, and the Company and Indivior preserved the right to appeal the claim construction ruling.

On November 21, 2019, Alvogen filed an amended answer and counterclaims asserting monopolization, attempted monopolization, and conspiracy to monopolize against the Company and Indivior under federal and New Jersey antitrust laws. The court denied the Company’s motion to dismiss Alvogen’s counterclaims on August 24, 2020. On November 2, 2020, Alvogen filed a second amended answer and counterclaims, removing its allegations of monopolization and attempted monopolization against the Company and asserting only conspiracy to monopolize against the Company. Fact discovery on Alvogen’s antitrust counterclaims concluded on January 29, 2021. Expert discovery concluded on October 8, 2021, and dispositive motions were filed on October 26, 2021. The Court heard oral argument on the dispositive motions on August 29, 2022, and the parties are awaiting a ruling from the Court. There is no trial date set. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Reckitt Benckiser Pharmaceuticals, Inc. and MonoSol Rx, LLC v. BioDelivery Sciences International, Inc. and Quintiles Commercials US, Inc. (BDSI 2014 Lawsuit)

On September 22, 2014, the Company and Indivior initiated a lawsuit against BDSI and Quintiles Commercial US, Inc. (“Quintiles”) asserting infringement of U.S. Patent No. 8,765,167 (the "’167 patent”) in the District of New Jersey (Civil Action No. 3:14-cv-5892). On July 22, 2015, the case was transferred to the Eastern District of North Carolina. BDSI filed requests for inter partes review (“IPR”) of the ’167 patent before the Patent Trial and Appeal Board (“PTAB”), and on May 6, 2016, the Court stayed the case pending the outcome and final determination of the IPR proceedings. On March 24, 2016, the PTAB issued final written decisions finding the ’167 patent was not unpatentable, and the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) remanded those decisions for further proceedings before the PTAB. Following the PTAB’s February 7, 2019 decision on remand denying institution, BDSI appealed that decision to the Federal Circuit. The Federal Circuit granted the Company’s motion to dismiss the appeal, and denied BDSI’s request for rehearing en banc. BDSI filed a petition for writ of certiorari to the Supreme Court of the United States (“Supreme Court”), which the Supreme Court denied on October 5, 2020. On April 15, 2021, the court lifted the stay of the litigation in the Eastern District of North Carolina. On April 29, 2021, BDSI filed a renewed motion to dismiss the complaint. In response, the Company and Indivior filed an amended complaint on May 18, 2021, which, among other things, removed Quintiles as a defendant. On June 3, 2021, BDSI filed a notice withdrawing its motion to dismiss the original complaint. On July 7, 2021, the court entered a scheduling order in the case. Under the current scheduling order, the parties have completed their exchange of preliminary infringement and validity contentions, have completed claim construction briefing, and are proceeding with fact discovery. The court may schedule a claim construction hearing, and the remainder of the schedule is dependent on the timing of the court’s ruling on claim construction. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Aquestive Therapeutics, Inc. v. BioDelivery Sciences International, Inc.

On November 11, 2019, the Company initiated a lawsuit against BDSI asserting infringement of the ’167 patent in the Eastern District of North Carolina. On April 1, 2020, the Court denied BDSI’s motion to stay and its motion to dismiss the complaint. On April 16, 2020, BDSI filed its Answer and Counterclaims to the complaint, including counterclaims for non-infringement, invalidity, and unenforceability of the ’167 patent. On May 7, 2020, the Company filed a Motion to Dismiss BDSI’s unenforceability counterclaim and a Motion to Strike BDSI’s corresponding affirmative defenses. On May 28, 2020, BDSI amended its counterclaims and filed an Answer and Amended Counterclaims, which included additional allegations in support of BDSI’s unenforceability counterclaim. On June 25, 2020, the Company filed a Motion to Dismiss BDSI’s Amended Counterclaim for unenforceability and a Motion to Strike BDSI’s corresponding affirmative defense of unenforceability, which BDSI opposed. On March 16, 2021, the court issued an order granting-in-part and denying-in-part the Company’s motion to dismiss BDSI’s counterclaims asserting unenforceability of the ’167 patent. The Company filed its answer to the remaining portions of BDSI’s counterclaims on April 6, 2021. BDSI also filed on April 6, 2021 a renewed motion to dismiss the Company’s complaint, which the Company opposed. On August 10, 2021, the court entered an order denying BDSI’s motion to dismiss. On July 7, 2021, the court entered a scheduling order in the case, including the same operative dates as the court included in the scheduling order for the BDSI 2014 Lawsuit described above, and the parties are proceeding under that same schedule. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.

Antitrust Litigation

State of Wisconsin, et al. v. Indivior Inc., Reckitt Benckiser Healthcare (UK) Ltd., Indivior PLC, and MonoSol Rx, LLC

On September 22, 2016, forty-one states and the District of Columbia, or the States, brought a lawsuit against Indivior and the Company in the U.S. District Court for the Eastern District of Pennsylvania alleging violations of federal and state antitrust statutes and state unfair trade and consumer protection laws relating to Indivior’s launch of Suboxone Sublingual Film in 2010 and seeking an injunction, civil penalties, and disgorgement. After filing the lawsuit, the case was consolidated for pre-trial purposes with the In re Suboxone (Buprenorphine Hydrochloride and Naloxone) Antitrust Litigation, MDL No. 2445, or the Suboxone MDL, a multidistrict litigation relating to putative class actions on behalf of various private plaintiffs against Indivior relating to its launch of Suboxone Sublingual Film. While the Company was not named as a defendant in the original Suboxone MDL cases, the action brought by the States alleges that the Company participated in an antitrust conspiracy with Indivior in connection with Indivior’s launch of Suboxone Sublingual Film and engaged in related conduct in violation of federal and state antitrust law. The Company moved to dismiss the States’ conspiracy claims, but by order dated October 30, 2017, the Court denied its motion to dismiss. The Company filed an answer denying the States’ claims on November 20, 2017. Daubert motions were filed on September 28, 2020, and oppositions were filed on October 19, 2020. On February 19, 2021, the court issued an order denying all Daubert motions. On March 8, 2021, Aquestive filed a motion for summary judgment, and briefing on summary judgment motions was completed on May 28, 2021. The hearing on Aquestive’s motion for summary judgment was held on May 18, 2022 and, on October 19, 2022, the Court entered an order dismissing all claims against the Company in the lawsuit. The order dismissing all claims against the Company could be appealed by the plaintiffs in this case. The Company is not able to determine or predict whether the plaintiffs will appeal the order or the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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

On September 21, 2020, Centene Corporation (“Centene”) and other related insurance payors filed a similar lawsuit against the Company and Indivior in the Eastern District of Missouri. The counsel representing Humana is also representing Centene. On September 21, 2020, the Centene action was provisionally transferred to the Eastern District of Pennsylvania by the United States Judicial Panel on Multidistrict Litigation. On January 15, 2021, the Company filed a motion to dismiss the Centene and Humana complaints. The court in the Eastern District of Pennsylvania dismissed all complaints against the defendants in these matters on July 22, 2021. On August 20, 2021, Centene and Humana appealed the decision to the U.S. Appeals Court for the Third Circuit (“Third Circuit”). Also, on August 20, 2021, Humana filed a complaint in state court in Kentucky, alleging the same causes of action previously filed in the federal case in the Eastern District of Pennsylvania. That state court action remains stayed pending further action from the court following resolution of the federal appeal in the Third Circuit. On December 15, 2022, the Third Circuit issued an opinion and order affirming the district court’s dismissal of the Centene and Humana actions. The Company is not able to determine or predict the ultimate outcome of the state court action in Kentucky by Humana, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

California Litigation

Neurelis, Inc. v. Aquestive Therapeutics, Inc.

On December 5, 2019, Neurelis Inc. filed a lawsuit against us in the Superior Court of California, County of San Diego alleging the following three causes of action: (1) Unfair Competition under California Business and Professional Code § 17200 (“UCL”); (2) Defamation; and (3) Malicious Prosecution. Neurelis filed a First Amended Complaint on December 9, 2019, alleging the same three causes of action. The Company filed a Motion to Strike Neurelis’s Complaint under California’s anti-SLAPP (“strategic lawsuit against public participation”) statute on January 31, 2020, which Neurelis opposed. On August 6, 2020, the Court issued an order granting in part and denying in part the Company’s anti-SLAPP motion. The parties cross-appealed the ruling to the California Court of Appeal. The appeals court held oral argument on the appeal on October 14, 2021, and issued its ruling on November 17, 2021. Under the ruling, the court struck the entirety of the malicious prosecution claim and struck portions of the UCL and defamation claims. On April 12, 2022, Neurelis filed a Second Amended Complaint in response to the Court of Appeal's decision. The Second Amended Complaint also added a cause of action for Trade Libel. On May 3, 2022, the Company filed a "demurrer" challenge to the sufficiency of the allegations of the Second Amended Complaint. Oral argument on the Company’s motion for attorney fees related to the anti-SLAPP motion and on the Second Amended Complaint and demurer challenge was held on June 17, 2022. The Court entered an order granting the Company’s motion for attorney fees, awarding $155,907.50 and ordering Neurelis to pay the fees within 60 days of June 17, 2022. The Court denied the Company’s demurrer and the parties are proceeding with discovery on the claims in the Second Amended Complaint. No trial date has been set. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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

Note 21.    Subsequent Events

Continued Utilization of the At-The-Market Facility

The Company continued utilization of its "at-the-market" (ATM) facility from January 1 through March 7, 2023 and sold 1,078,622 shares which generated net proceeds of approximately $964.

Partial Redemption of 12.5% Senior Secured Notes due 2025

On November 4, 2022 and December 16, 2022, the Company issued two separate notices of partial redemption pursuant to the indenture, dated as of July 15, 2021 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) as trustee and collateral agent governing its 12.5% Senior Secured Notes due 2025 (the “12.5% Notes”).

On January 3, 2023 and February 14, 2023, the Company redeemed $3,765 and $1,882 of its outstanding 12.5% Notes, respectively. In addition to the two principal repayments along with accrued and unpaid interest, the Company also paid $352 in prepayment premium as result of the early retirement of debt, which will be reflected on the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss in the first quarter of 2023. The result of these two prepayments reduced the net balance of the 12.5% Notes outstanding in the aggregate to $45,853.

Amendment to the Indivior Commercial Exploitation Agreement

Effective as of March 2, 2023, the Company entered into Amendment No. 11 (the “Indivior Amendment”) to the Commercial Exploitation Agreement (the “Indivior Agreement"), dated as of August 15, 2008, with Indivior Inc. (formerly, Reckitt Benckiser Pharmaceuticals Inc., and referred to herein as “Indivior”). The Indivior Amendment was entered into for the primary purpose of amending the Agreement as follows: (i) extending the term of the Agreement until August 16, 2026 and thereafter providing for automatic renewal terms of successive one year periods unless Indivior delivers notice to the Company, at least twelve months prior to the expiration of the then current term, of Indivior’s intent not to renew, subject to the earlier termination rights of the parties under the Agreement, and providing that the Agreement will not automatically renew for any renewal term beginning after the expiration of the last to expire of the product patents; and (ii) agreeing to transfer pricing and payment terms for supplied product. In addition, Indivior agreed to pay the Company reimbursable amounts due to the Company under the Agreement. In consideration of the agreements between the parties, the Company received a payment of $11,482 from Indivior, of which amount $5,482 represents: (a) payment of the portion of a 2022 price increase that had not been previously paid and (b) an estimated payment in 2023 for certain price increases. The payments will be reflected on the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss in 2023.

Patent Litigation Settlement with BioDelivery Sciences International, Inc. ("BDSI")

The Company reached a settlement effective March 3, 2023 in the patent infringement lawsuits related to the sale of BDSI’s Bunavail and Belbuca drug film products in the United States. Under the terms of the settlement agreement, all pending patent claims have been resolved between BDSI and Aquestive, as well as Indivior Inc., co-plaintiff in the Belbuca lawsuit, in exchange for a one-time, lump-sum payment of $8,500 to the Company. This settlement continues the Company's focus on resolving outstanding litigation matters, where possible and appropriate. The payment will be reflected on the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss in 2023.

Expansion of Licensing and Supply Agreement with Pharmanovia

Effective March 27, 2023, the Company amended its exclusive license and supply agreement with Pharmanovia ("Pharmanovia Amendment") for its patented diazepam buccal film formulation. The Pharmanovia Amendment expanded the scope of territory to cover the rest of the world, excluding US, Canada and China. Pharmanovia will be responsible for seeking appropriate regulatory approval in the expanded territories, which includes Latin America, Africa and Asia Pacific. Pursuant to the terms of the Pharmanovia Amendment, the Company received a non-refundable payment of $2,000 from Pharmanovia in connection with the Pharmanovia Amendment execution.