Form 10-Q
period 2023-06-30
Aquestive Therapeutics, Inc.
filed 2023-08-07
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of outstanding shares of the registrant’s common stock, par value of $0.001 per share (the "Common Stock"), as of the close of business on August 4, 2023 was 61,726,668.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
FORM 10-Q

Table of Content
PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (Unaudited)

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$22,436	$27,273
Trade and other receivables, net	10,101	4,704
Inventories, net	5,950	5,780
Prepaid expenses and other current assets	1,301	2,131
Total current assets	39,788	39,888
Property and equipment, net	4,602	4,085
Right-of-use assets, net	5,778	5,211
Intangible assets, net	1,357	1,435
Other non-current assets	5,469	6,451
Total assets	$56,994	$57,070

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$10,689	$9,946
Accrued expenses	4,263	7,967
Lease liabilities, current	347	255
Deferred revenue, current	3,992	1,513
Liability related to the sale of future revenue, current	1,000	1,147
Loans payable, current	18,362	18,700
Total current liabilities	38,653	39,528
Loans payable, net	20,801	33,448
Liability related to the sale of future revenue, net	63,455	64,112
Lease liabilities	5,610	5,085
Deferred revenue	33,120	31,417
Other non-current liabilities	2,006	2,034
Total liabilities	163,645	175,624
Contingencies (Note 19)

Stockholders’ deficit:
Common stock ,$0.001 par value. Authorized 250,000,000 shares; 61,615,959 and 54,827,734 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	62	55
Additional paid-in capital	202,218	192,598
Accumulated deficit	(308,931)	(311,207)
Total stockholders’ deficit	(106,651)	(118,554)
Total liabilities and stockholders’ deficit	$56,994	$57,070

See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$13,241	$13,265	$24,375	$25,535
Costs and expenses:
Manufacture and supply	6,617	5,242	11,354	9,456
Research and development	3,473	5,198	7,020	9,971
Selling, general and administrative	7,360	15,587	14,815	28,608
Total costs and expenses	17,450	26,027	33,189	48,035
Loss from operations	(4,209)	(12,762)	(8,814)	(22,500)
Other income/ (expenses):
Interest expense	(1,373)	(1,635)	(2,808)	(3,253)
Interest expense related to the sale of future revenue, net	(55)	(1,937)	(107)	(3,798)
Interest and other income (expense), net	129	32	14,642	29
Loss on extinguishment of debt	—	—	(353)	—
Net income (loss) before income taxes	(5,508)	(16,302)	2,560	(29,522)
Income taxes	284	—	284	—
Net income (loss)	$(5,792)	$(16,302)	$2,276	$(29,522)
Comprehensive income (loss)	$(5,792)	$(16,302)	$2,276	$(29,522)

Earnings (loss) per share attributable to common stockholders:
Basic (in dollars per share)	$(0.10)	$(0.36)	$0.04	$(0.68)
Diluted (in dollars per share)	$(0.10)	$(0.36)	$0.04	$(0.68)
Weighted average common shares outstanding:
Basic (in shares)	57,350,902	45,462,516	56,494,805	43,475,198
Diluted (in shares)	57,350,902	45,462,516	58,938,222	43,475,198

See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
Three Months Ended March 31 2023 and June 30, 2023
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/Deficit
	Shares	Amount

Balance at December 31, 2022	54,827,734	$55	$192,598	$(311,207)	$(118,554)
Common Stock issued under public equity offering	1,078,622	1	992	—	993
Costs of common stock issued under public equity offering	—	—	(77)	—	(77)
Share-based compensation expense	—	—	344	—	344
Vested restricted stock units	16,005		(8)		(8)
Other	—	—	(1)	—	(1)
Net Income	—	—	—	8,068	8,068
Balance at March 31, 2023	55,922,361	56	193,848	(303,139)	(109,235)
Costs of common stock issued under private equity offering	—	—	—	—	—
Common Stock issued upon warrant exercises	3,689,452	4	3,538	—	3,542
Common Stock issued under public equity offering	1,981,937	2	4,407	—	4,409
Costs of common stock issued under public equity offering	—	—	(235)	—	(235)
Shares issued under employee stock purchase plan	18,699	—	31	—	31
Share-based compensation expense	—	—	631	—	631
Vested restricted stock units	3,510	—	(3)	—	(3)
Other	—	—	1	—	1
Net loss	—	—	—	(5,792)	(5,792)
Balance at June 30, 2023	61,615,959	62	202,218	(308,931)	(106,651)

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
Three Months Ended March 31 2022 and June 30, 2022
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

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income (loss)	$2,276	$(29,522)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	614	1,394
Share-based compensation	975	3,132
Amortization of debt issuance costs and discounts	115	109
Interest expense related to the sale of future revenue, net	—	3,722
Other, net	(267)	(161)
Changes in operating assets and liabilities:
Trade and other receivables, net	(4,728)	(6,949)
Inventories, net	(170)	(970)
Prepaid expenses and other assets	1,812	2,446
Accounts payable	743	574
Accrued expenses and other liabilities	(4,643)	(2,021)
Deferred revenue	4,182	7,202
Net cash provided by (used for) operating activities	909	(21,044)
Investing activities:
Capital expenditures	(828)	(781)
Net cash used for investing activities	(828)	(781)
Financing activities:
Proceeds from common stock issued under public equity offering, net	5,090	2,473
Proceeds from common stock issued under private equity offering, net	—	3,805
Proceeds from issuance and exercise of warrants	3,542	5,878
Proceeds from shares issued under employee stock purchase plan	31	15
Repayment of debt principal including lease liabilities	(12,543)	—
Premium paid to retire debt	(1,027)	(675)
Payments for taxes on share-based compensation	(11)	—
Net cash (used for) provided by financing activities	(4,918)	11,496
Net (decrease) increase in cash and cash equivalents	(4,837)	(10,329)
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	27,273	28,024
Cash and cash equivalents at end of period	$22,436	$17,695

Supplemental disclosures of cash flow information:
Cash payments for interest	$2,820	$3,219
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
(B) Equity Transactions
Equity Offering of Common Stock
On September 11, 2019, the Company established an “At-The-Market” ("ATM") facility pursuant to which the Company may offer up to $25,000 worth of shares of common stock, par value $0.001 per share, of the Company (the "Common Stock"). On November 20, 2020, the Company began utilizing the ATM facility. On March 26, 2021, the Company filed a prospectus supplement to offer up to an additional $50,000 worth of shares of Common Stock under the ATM (the "2021 Prospectus"). The 2019 registration statement covering the shares under the ATM expired under its terms on September 17, 2022. On September 7, 2022, the Company filed a prospectus supplement to register the offer and sale of up to $35,000 worth of shares of Common Stock pursuant to the Amended Equity Distribution Agreement with Piper Sandler Companies (successor to Piper Jaffray & Co.) under a shelf registration statement on Form S-3 (Registration Statement No. 333-254775), or the 2021 Registration Statement, that was declared effective by the Securities and Exchange Commission ("SEC") on April 5, 2021. The Company discontinued using the 2021 Prospectus upon the filing of the prospectus supplement on September 7, 2022.
For the six months ended June 30, 2023, the Company sold 3,060,559 shares of Common Stock under the ATM which provided net proceeds of approximately $5,090 after deducting commissions and other transaction costs of $312. This ATM facility has approximately $28,014 worth of shares of Common Stock available at June 30, 2023. For the six months ended June 30, 2022, the Company sold 1,404,878 shares which provided net proceeds of approximately $2,473 after deducting commissions and other transaction costs of $139.
On April 12, 2022, the Company entered into a purchase agreement (the "Lincoln Park Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), which provides that, upon the terms and subject to the conditions and limitations set forth in the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of Common Stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that the Company will not issue, and Lincoln Park will not purchase, shares of Common Stock if it would result in Lincoln Park's beneficial ownership exceeding 9.99% of the Company's then outstanding Common Stock. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company's Common Stock. In 2022, the Company sold 1,600,000 shares, in addition to 236,491 commitment shares, which provided proceeds of approximately $1,987 in connection with the Lincoln Park Purchase Agreement. The Company did not sell shares in connection with the Lincoln Park Purchase Agreement in the six months ended June 30, 2023.
On June 6, 2022, the Company entered into securities purchase agreements ("Securities Purchase Agreements") with certain purchasers named therein. The Securities Purchase Agreements provided for the sale and issuance by the Company of an aggregate of: (i) 4,850,000 shares of Common Stock, (ii) pre-funded warrants to purchase up to 4,000,000 shares of Common Stock and (iii) Common Stock warrants to purchase up to 8,850,000 shares of Common Stock. The Company received net proceeds of approximately $7,796, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company used the net proceeds from the offering for general corporate purposes. The pre-funded warrants were fully exercised in 2022 and 3,689,452 Common Stock warrants issued pursuant to the Securities Purchase Agreements with proceeds of approximately $3,542 were exercised during the six months ended June 30, 2023.

Table of Content
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
Recent Accounting Pronouncements Adopted as of June 30, 2023:
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
In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50) Disclosure of Supplier Finance Program Obligations,” to increase the transparency of supplier finance programs regarding the use of such programs by the buyer party (that is, the disclosing entity) and the programs’ effects on an entity’s working capital,

Table of Content
liquidity, and cash flows. ASU 2022-04 is effective for all entities for fiscal years beginning after Dec. 15, 2022, and interim periods within those fiscal years. The requirement on rollforward information is effective for fiscal years beginning after Dec. 15, 2023. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Adopted as of June 30, 2023:
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
Note 3.    Risks and Uncertainties
The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for 2023 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of June 30, 2023, the Company had $22,436 of cash and cash equivalents.
The Company has experienced a history of net losses in prior periods. The Company's accumulated deficits totaled $(308,931) as of June 30, 2023. The net losses and accumulated deficits were partially offset by gross margins from license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company's funding requirements have been met by its cash and cash equivalents, as well as its existing equity and debt offerings, including the 12.5% Senior Secured Notes (as hereinafter defined).
The Company began utilizing its ATM facility in November 2020. Since inception to June 30, 2023, the Company sold 13,402,516 shares of Common Stock which generated net cash proceeds of approximately $44,796, net of commissions and other transaction costs of $2,395. For the six months ended June 30, 2023, the Company sold 3,060,559 shares of Common Stock which provided net proceeds of approximately $5,090, net of commissions and other transaction costs of $312. This ATM facility has approximately $28,014 worth of shares of Common Stock available at June 30, 2023.
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

Table of Content
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

Table of Content
Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some, or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements. In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Condensed Consolidated Balance Sheet. As of June 30, 2023, and December 31, 2022, such contract assets were $2,172 and $2,139, respectively, consisting primarily of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with 3rd parties.
Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Condensed Consolidated Balance Sheet. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of June 30, 2023 and December 31, 2022, such contract liabilities were $37,112 and $32,930, respectively.
The Company’s revenues were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Manufacture and supply revenue	$11,636	$9,874	$21,398	$19,045
License and royalty revenue	1,481	552	2,400	1,058
Co-development and research fees	124	241	577	644
Proprietary product sales, net	—	2,598	—	4,788
Total revenues	$13,241	$13,265	$24,375	$25,535
Disaggregation of Revenue
The following table provides disaggregated net revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$7,313	$11,257	$15,478	$22,338
Ex-United States	5,928	2,008	8,897	3,197
Total revenues	$13,241	$13,265	$24,375	$25,535
Ex-United States revenues are derived primarily from Hypera Pharma ("Hypera") and Indivior Inc. ("Indivior") for product manufactured for markets outside of the United States.
Trade and other receivables, net consist of the following:

	June 30, 2023	December 31, 2022
Trade receivables	$7,969	$3,274
Contract and other receivables	2,172	2,139
Less: allowance for doubtful accounts	(40)	(40)
Less: sales-related allowances	—	(669)
Trade and other receivables, net	$10,101	$4,704

Table of Content
The following table presents the changes in the allowance for doubtful accounts:

	June 30, 2023	December 31, 2022
Allowance for doubtful accounts at beginning of the period	$40	$40
Additions charged to expense	—	—
Write-downs charged against the allowance	—	—
Allowance for doubtful accounts at end of the period	$40	$40
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
The following table provides a summary of activity with respect to sales-related allowances and accruals for the six months ended June 30, 2023:

Total Sales-Related Allowances

Balance at December 31, 2022	$669
Provision	—
Payments / credits	(87)
Reclassifications	$(582)
Balance at June 30, 2023	$—
Total reductions of gross product sales from sales-related allowances and accruals were $0 for the six months ended June 30, 2023 due to the outlicensing of Sympazan. Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction of trade receivables and accruals for wholesaler service fees, co-pay support redemptions and rebates as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and Accounts payable and accrued expenses were $0 and $636, respectively, as of June 30, 2023, and $669 and $1,012, respectively, as of December 31, 2022.
Concentration of Major Customers
Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the six months ended June 30, 2023, Indivior and Hypera exceeded the 10% threshold for revenue and represented approximately 74% and 14% of total revenue, respectively. As of June 30, 2023, Indivior exceeded the 10% threshold for outstanding receivables and represented 75% respectively, of outstanding receivables. For the six months ended June 30, 2022, Indivior exceeded the 10% threshold for revenue and represented approximately 77% of total revenue. As of December 31, 2022, Indivior exceeded the 10% threshold for outstanding receivables and represented 80% of total trade and other receivables.
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
Under the terms of the Indivior License Agreement, the Company is required to manufacture Suboxone in accordance with current Good Manufacturing Practice standards and according to the specifications and processes set forth in the related quality agreements the Company entered into with Indivior. Additionally, the Company is required to obtain Active

Table of Content
Pharmaceutical Ingredients ("API") for the manufacture of Suboxone directly from Indivior. The Indivior License Agreement specifies a minimum annual threshold quantity of Suboxone that the Company is obligated to fill and requires Indivior to provide the Company with a forecast of its requirements at various specified times throughout the year. The Indivior License Agreement provides for payment by Indivior of an agreed upon purchase price per unit until January 1, 2025 and, thereafter, that is subject to annual adjustment based on changes in an agreed upon price index. In addition to the purchase price for the Suboxone supplied, Indivior is required to make certain single digit percentage royalty payments tied to net sales value (as provided for in the Indivior License Agreement) outside of the U.S., subject to annual maximum amounts and limited to the life of the related patents.
The Indivior License Agreement contains customary contractual termination provisions, including with respect to a filing for bankruptcy or corporate dissolution, an invalidation of the intellectual property surrounding Suboxone, and commission of a material breach of the Indivior License Agreement by either party. Additionally, Indivior may terminate the Indivior License Agreement if the FDA or other applicable regulatory authority declares the Company’s manufacturing site to no longer be suitable for the manufacture of Suboxone or Suboxone is no longer suitable to be manufactured due to health or safety reasons. The initial term of the Indivior License Agreement was seven years from the commencement date. Thereafter, the Indivior License Agreement automatically renewed for successive one year periods.
Effective as of March 2, 2023, the Company and Indivior entered into Amendment No. 11 to the Indivior License Agreement (the “Indivior Amendment”). The Indivior Amendment was entered into for the primary purpose of amending the Agreement as follows: (i) extending the term of the Agreement until August 16, 2026 and thereafter providing for automatic renewal terms of successive one year periods unless Indivior delivers notice to the Company, at least twelve months prior to the expiration of the then current term, of Indivior’s intent not to renew, subject to the earlier termination rights of the parties under the Agreement, and providing that the Agreement will not automatically renew for any renewal term beginning after the expiration of the last to expire of the product patents; and (ii) agreeing to transfer pricing and payment terms for supplied product.
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

Table of Content
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
In consideration of the rights granted to Sunovion under the Sunovion License Agreement, the Company received aggregate payments totaling $22,000 to date. In addition to the upfront payment of $5,000, the Company has also earned an aggregate of $17,000 in connection with specified regulatory and development milestones in the United States and Europe (the “Initial Milestone Payments”), all of which have been received to date. With the Monetization Agreement (defined below) entered into on November 3, 2020 relating to KYNMOBI as described in the paragraph below, the Company is no longer entitled to receive any payments under the Sunovion License Agreement.
Purchase and Sale Agreement with an affiliate of Marathon Asset Management
On November 3, 2020, the Company entered into a Purchase and Sale Agreement (the “Monetization Agreement”) with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management (“Marathon”). Under the terms of the Monetization Agreement, we sold to Marathon all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. In exchange for the sale of these rights, we received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through June 30, 2023 under the Monetization Agreement.
Under the Monetization Agreement, additional contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current public forecast by Sunovion of estimated KYNMOBI sales as of June 30, 2023, the Company likely will not receive any of the additional contingent payments under the Monetization Agreement. See Note 15, Sale of Future Revenue for further details on the accounting for the Monetization Agreement.
Agreement to Terminate CLA with Zevra Therapeutics, Inc. (formerly KemPharm, Inc.)
In March 2012, the Company entered into an agreement with Zevra Therapeutics Inc. (formerly KemPharm, Inc.) (“Zevra”) to terminate a Collaboration and License Agreement entered into by the Company and Zevra in April 2011. Under this termination arrangement, the Company has the right to participate in any and all value that Zevra may derive from the commercialization or any other monetization of Zevra's KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving Zevra and collaborations, royalty arrangements, or other transactions from which Zevra may realize value from these compounds or their derivatives.
Licensing and Supply Agreement with Haisco for Exservan™ (Riluzole Oral Film) for ALS Treatment in China
The Company entered into a License, Development and Supply Agreement with Haisco, a Chinese limited company listed on the Shenzhen Stock Exchange, effective as of March 3, 2022 (the “Haisco Agreement”), pursuant to which Aquestive granted Haisco an exclusive license to develop and commercialize Exservan™ (riluzole oral film) for the treatment of amyotrophic lateral sclerosis, or ALS (“Exservan"), in China. Under the terms of the Haisco Agreement, Aquestive will serve as the exclusive sole manufacturer and supplier for Exservan in China. Under the Haisco Agreement, as amended, the Company received a $7,000 upfront cash payment in September 2022, and will receive regulatory milestone payments and double-digit royalties on net sales of Exservan in China, and earn manufacturing revenue upon the sale of Exservan in China.
Compensatory Arrangements of Certain Officers
On May 17, 2022, the Company announced that Keith J. Kendall, former President and Chief Executive Officer of the Company, was leaving the Company and the Company's Board of Directors, effective May 17, 2022. In connection with his departure, Mr. Kendall and the Company entered into a Separation Agreement, including a Consulting Agreement (collectively, the “Separation Agreement”), dated as of May 17, 2022. Pursuant to the Separation Agreement, Mr. Kendall’s employment with the Company ceased effective as of May 17, 2022 (the “Termination Date”). Under the Separation Agreement, Mr. Kendall received the following principal severance benefits, contingent upon Mr. Kendall's compliance with a customary release of claims entered into at the time: (i) a cash payment consisting of the sum of any previously unpaid base salary through

Table of Content
the Termination Date and any accrued and unused vacation time for the 2022 calendar year; (ii) a cash payment consisting of his pro-rata portion of his target bonus in the amount of $280; (iii) a cash payment in the amount of $150, representing 90 days of his base pay in lieu of the required notice period under Mr. Kendall’s employment agreement; (iv) severance payments consisting of (a) a cash payment of $263, which represents an acceleration of the first three installments of Mr. Kendall’s 18 months severance which he is entitled to under his employment agreement; (b) monthly severance payments of $53 per month for the first through the seventh months following the Termination Date; (c) $70 paid for the eighth month after the Termination Date; and (d) monthly severance payments of $88 for the ninth through eighteenth months following the Termination Date; (v) accelerated vesting of unvested outstanding equity awards, with options remaining exercisable for the duration of the stated term of each award; and (vi) continuing coverage under the Company’s group health and life insurance plans at the same levels and on the same terms and conditions as are provided to similarly-situated executives, for a period of 18 months. Under the terms of the Separation Agreement, Mr. Kendall served as a consultant to the Company, on an as-needed basis, providing transition services, strategic planning, financial planning, merger and acquisition advice and consultation, for a period of time from the Separation Date to December 31, 2022. For these services, Mr. Kendall received a consulting fee of $10 per month.
Licensing and Supply Agreement with Atnahs Pharma UK Limited
The Company entered into a License and Supply Agreement with Atnahs Pharma UK Limited, a company registered in England and Wales (“Pharmanovia”), effective as of September 26, 2022 (the “Pharmanovia Agreement”), pursuant to which the Company granted Pharmanovia an exclusive license to certain of the Company's intellectual property to develop and commercialize Libervant™ (diazepam) Buccal Film for the treatment of prolonged or acute, convulsive seizures in all ages in certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa (the "Territory") during the term of the Pharmanovia Agreement. Under the Pharmanovia Agreement, Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and the Company will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory. Pursuant to the Pharmanovia Agreement, the Company received $3,500 upon agreement execution and, upon the occurrence of certain conditions set forth in the Pharmanovia Agreement, will receive additional milestone payments and profit shares, as well as manufacturing fees and royalty fees through the expiration of the Pharmanovia Agreement. Effective March 27, 2023, the Company amended the Pharmanovia Agreement (the “Pharmanovia Amendment”) to expand the scope of territory for the license of Libervant to cover the rest of the world, excluding the U.S., Canada and China. Under the Pharmanovia Amendment, Pharmanovia will be responsible for seeking appropriate regulatory approval in the expanded territories, which includes Latin America, Africa and Asia Pacific. Pursuant to the terms of the Pharmanovia Amendment, the Company received a non-refundable payment of $2,000 from Pharmanovia in connection with the execution of the Pharmanovia Amendment.
Licensing Agreement with Assertio Holdings, Inc.
Effective as of October 26, 2022, the Company entered into a License Agreement with Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc. ("Assertio"), to license Sympazan® (clobazam) oral film for the adjunctive treatment of seizures associated with Lennox‐Gastaut syndrome in patients aged two years of age and older (the “Assertio Agreement”). Under the terms of the Assertio Agreement, the Company granted to Assertio an exclusive, worldwide license of its intellectual property for Sympazan during the term of the Assertio License Agreement for an upfront payment of $9,000. In addition, Aquestive received a $6,000 milestone payment subsequent to Aquestive's receipt of a notice of allowance from the United States Patent and Trademark Office (PTO) of the Company's patent application U.S. Serial No. 16/561,573, and payment by the Company of the related allowance fee. The Company received the notice of allowance from the PTO and paid the related allowance fee on October 27, 2022. Further, under the Assertio Agreement, the Company will receive royalties from Assertio for the sale of the product through the expiration of the Assertio Agreement. The Company also entered into a long-term supply agreement with Assertio for Sympazan pursuant to which the Company is the exclusive sole worldwide manufacturer and supplier of the product and will receive manufacturing fees from Assertio for the product through the expiration of such supply agreement.
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
The Company's 12.5% Senior Secured Notes contain a repurchase offer or put option which gives holders of the option the right, but not the obligation, to require the Company to redeem the 12.5% Notes up to a capped portion of milestone payments resulting from the Monetization Agreement. This put option was valued based on Level 3 inputs and its fair value was based primarily on an independent third-party appraisal consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants Accounting and Valuation Guide. See Note 13, 12.5% Senior Secured Notes and Loans Payable for further discussion.
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
Note 7.    Inventories, Net
The components of Inventory, net are as follows:

	June 30, 2023	December 31, 2022
Raw material	$1,504	$1,899
Packaging material	3,321	2,914
Finished goods	1,125	967
Total inventory, net	$5,950	$5,780
Note 8.    Property and Equipment, Net

	Useful Lives	June 30, 2023	December 31, 2022
Machinery	3-15 years	$20,105	$19,810
Furniture and fixtures	3-15 years	769	769
Leasehold improvements	(a)	21,386	21,375
Computer, network equipment and software	3-7 years	2,627	2,627
Construction in progress		2,214	1,467
		47,101	46,048
Less: accumulated depreciation and amortization		(42,499)	(41,963)
Total property and equipment, net		$4,602	$4,085
(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.
Total depreciation, amortization, and impairment related to property and equipment was $250 and $655 for the three months ended June 30, 2023 and 2022, respectively. For the respective six month periods, these expenses totaled $536 and $1,369.

Table of Content
Note 9.    Right-of-Use Assets and Lease Obligations
The Company leases all realty used at its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of these three leases include the characteristics specified in ASC 842, Leases, which require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases, as amended, provide remaining terms between 4.8 and 10.3 years, including renewal options expected to be exercised to extend the lease periods.
During the six months ended June 30, 2023, the Company recognized a lease supporting its manufacturing facilities as a finance lease. Commitments under finance leases are not significant, and are included in Property and equipment, net, Loans payable, current and Loans payable, net on the consolidated balance sheet.
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
The Company's lease costs are recorded in manufacture and supply, research and development and selling, general and administrative expenses in its Consolidated Statements of Operations and Comprehensive Income (Loss). For the three and six months ended June 30, 2023, total operating lease expenses totaled $452 and $870, respectively, including variable lease expenses such as common area maintenance and operating costs of $121 and $229, respectively. For the three and six months ended June 30, 2022, total operating lease expenses totaled $424 and $843, respectively, including variable lease expenses such as common area maintenance and operating costs of $127 and $223, respectively.

Maturities of the Company’s operating lease liabilities are as follows:

Remainder of 2023	$603
2024	1,230
2025	1,266
2026	1,300
2027 and thereafter	6,318
Total future lease payments	10,717
Less: imputed interest	(4,760)
Total operating lease liabilities	$5,957
Note 10.    Intangible Assets, Net
The following table provides the components of identifiable intangible assets, all of which are finite lived:

	June 30, 2023	December 31, 2022
Purchased intangible	$3,858	$3,858
Purchased patent	509	509
	4,367	4,367
Less: accumulated amortization	(3,010)	(2,932)
Intangible assets, net	1,357	1,435
Amortization expense was $39 and $13 for each of the three-month periods ended June 30, 2023 and 2022. For the corresponding six-month periods, these expenses totaled $78 and $25, respectively. During the remaining life of the purchased intangible assets, estimated amortization expense is $78 for the remainder of 2023 and $156 in 2024, respectively.

Table of Content
Note 11.    Other Non-current Assets
The following table provides the components of other non-current assets:

	June 30, 2023	December 31, 2022
Royalty receivable	4,000	5,000
Other	1,469	1,451
Total other non-current assets	$5,469	$6,451
During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the eight $1,000 annual minimum guaranteed royalty payment that is due to the Company. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded it was not transferred. Royalty receivable consists of five annual minimum payments due from Sunovion, the last of which is due in March 2028. The current portion of the royalty receivable is included in Trade and other receivables, net. See Note 15, Sale of Future Revenue for further details on how this receivable relates to the Monetization Agreement transaction.
Note 12.    Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
Accrued compensation	$2,800	$6,389
Real estate and personal property taxes	299	322
Accrued distribution expenses and sales returns provision	636	1,012
Other	528	244
Total accrued expenses	$4,263	$7,967
Note 13.    12.5% Senior Secured Notes and Loans Payable
On July 15, 2019, the Company completed a private placement of up to $100,000 aggregate principal of its 12.5% Senior Secured Notes due 2025 (the “12.5% Notes” or “12.5% Senior Secured Notes”) and issued warrants for 2,000,000 shares of Common Stock (the “Warrants”), at $0.001 par value per share.
Upon closing of the indenture for the 12.5% Notes (the “Base Indenture”), the Company issued $70,000 of the 12.5% Notes (the “Initial Notes”) along with the Warrants and rights of first offer (the “First Offer Rights”) to the noteholders participating in this transaction. Issuance of the Initial Notes and Warrants provided net proceeds of $66,082.
On November 3, 2020, the Company entered into the First Supplemental Indenture (the “First Supplemental Indenture” and, together with all other subsequent supplemental indentures and the Base Indenture, collectively, the “Indenture”) by and among the Company and U.S. Bank National Association, as Trustee (the “Trustee”) and Collateral Agent thereunder to the Base Indenture, by and between the Company and the Trustee. Under the Second Supplemental Indenture, the Company repaid $22,500 of its $70,000 outstanding 12.5% Notes from the upfront proceeds received under the Monetization Agreement. Further, the Company entered into an additional Purchase Agreement with its lenders whereby the Company issued in aggregate $4,000 of additional 12.5% Notes (the “Additional Notes”) in lieu of paying a prepayment premium to two lenders on the early repayment of the 12.5% Notes discussed above. The result of these two transactions reduced the net balance of the Company's 12.5% Notes outstanding in the aggregate to $51,500 at December 31, 2020. The $4,000 principal issuance would be repaid proportionally over the same maturities as the other 12.5% Notes. The Company also paid one of its lenders a $2,250 premium as result of the early retirement of debt.
The Company accounted for the $22,500 debt repayment as a debt modification of the 12.5% Notes. The fees paid to lenders inclusive of (i) a $2,250 early premium prepayment and (ii) $4,000 issuance of Additional Notes in lieu of paying a prepayment penalty were recorded as additional debt discount, amortized over the remaining life of the 12.5% Notes using the effective interest method. Loan origination costs of $220 associated with the Additional Notes were expensed as incurred. Existing deferred discounts and loan origination fees on the 12.5% Notes are amortized as an adjustment of interest expense over the remaining term of modified debt using the effective interest method.
The First Supplemental Indenture contains a provision whereby, as the Company receives any cash proceeds from the Monetization Agreement, each noteholder has the right to require the Company to redeem all or any part of such noteholder's outstanding 12.5% Notes at a repurchase price in cash equal to 112.5% of the principal amount, plus accrued and unpaid

Table of Content
interest. This repurchase offer is capped at 30% of the cash proceeds received by the Company as the contingent milestones are attained, if any, up through June 30, 2025. A valuation study was performed by an independent third party appraiser and updated as of June 30, 2023. Based on the valuation study, the put option was valued at $0.00 and has been recorded in Other non-current liabilities. The embedded put option is deemed to be a derivative under ASC 815, Derivatives and Hedging, which requires the recording of the embedded put option at fair value and subject to remeasurement at each reporting period. In addition, as of the closing of this transaction, the Company issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of its Common Stock.
On August 6, 2021, pursuant to the Third Supplemental Indenture, the holders of the 12.5% Notes extended to June 30, 2022 from December 31, 2021, the Company's ability to access, at the Company's option, $30,000 of the 12.5% Notes re-openers under the Indenture. Under the Third Supplemental Indenture, the first $10,000 of 12.5% Notes re-openers represented a commitment of such amount by current holders of the 12.5% Notes, at the option of the Company, contingent upon FDA approval of the Company's product candidate Libervant (the "First Additional Securities"). In addition, under the Third Supplemental Indenture, a second $20,000 12.5% Notes re-opener represented a right, at the Company's option, to market to current holders of the Company's 12.5% Notes, and or other noteholders, additional 12.5% Notes up to such amount, contingent upon FDA approval of Libervant for U.S. market access (the "Second Additional Securities"). Under the Third Supplemental Indenture, the Company agreed that, if and to the extent that the Company accessed these re-openers, it would grant to the noteholders warrants to purchase up to 714,000 shares of Common Stock, with the strike price calculated based on the 30-day volume weighted average closing price of the Common Stock at the warrant grant date.
On October 7, 2021, the Company entered into the Fourth Supplemental Indenture, pursuant to which the amortization schedule for the 12.5% Notes was amended to provide for the date of the first amortization payment to be extended from September 30, 2021 to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of the 12.5% Notes or the interest payment obligation due under the 12.5% Notes. In connection with the Fourth Supplemental Indenture, the Company entered into a Consent Fee Letter with the holders of the 12.5% Notes (the “Consent Fee Letter”), pursuant to which the Company agreed to pay the holders of the 12.5% Notes an additional cash payment ("Consent Fee") of $2,700 in the aggregate, payable in four quarterly payments beginning May 15, 2022. Additionally, the Company recognized a loss on the extinguishment of debt of $13,822 for fees and expenses related to the Fourth Supplemental Indenture during the fourth quarter of 2021. As of June 30, 2023, the Company completed its $2,700 Consent Fee payment to the holders of the 12.5% Notes.
On May 13, 2022, pursuant to the Fifth Supplemental Indenture, the holders of the 12.5% Notes further extended to March 31, 2023 from June 30, 2022, the Company's ability to access, at the Company's option, $30,000 of 12.5% Notes re-openers under the Indenture, subject to the full approval of Libervant by the FDA for sale in the United States, which full approval including U.S. market access for Libervant. Because FDA approval for U.S. market access was not obtained by March 31, 2023, the Company's option to access the re-openers expired on such date.
A debt maturity table is presented below:

Remainder of 2023	$9,171
2024	19,487
2025	10,317
Total	$38,975
The 12.5% Notes provide a stated fixed interest rate of 12.5%, payable quarterly in arrears, with the final quarterly principal repayment of the 12.5% Notes due at maturity on June 30, 2025. As of June 30, 2023, the Company recorded its principal payments as Loans payable, current and Loans payable, net on its Condensed Consolidated Balance Sheet.
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
During the first quarter of 2023, the Company redeemed $5,647 of its outstanding 12.5% Notes. The Company also paid $353 in prepayment premium as result of the early retirement of debt which was reflected as a loss on extinguishment of debt. The prepayments along with the scheduled principal repayment in the first half of 2023 reduced the net balance of the 12.5% Notes outstanding in the aggregate to $38,975 as of June 30, 2023.
The Company capitalizes legal and other third-party costs incurred in connection with obtaining debt as deferred debt issuance costs and applies the unamortized portion as a reduction of the outstanding face amount of the related loan. Similarly, the Company amortizes debt discounts, such as those represented by warrants issued to its lenders, and offsets those as a direct reduction of its outstanding debt. Amortization expense arising from deferred debt issuance costs and debt discounts related to

Table of Content
the 12.5% Notes for the three and six months ended June 30, 2023 were $4 and $8, respectively, while comparative amortization expense for the three and six months ended June 30, 2022 were $4 and $8, respectively. Unamortized deferred debt issuance costs and deferred debt discounts totaled $19 and $27 as of June 30, 2023 and December 31, 2022, respectively.
Collateral for the loan under the 12.5% Notes consists of a first priority lien on substantially all property and assets, including intellectual property of the Company. This secured obligation provides payment rights that are senior to all existing and future subordinated indebtedness of the Company and provides the holders of the 12.5% Notes with perfected security interests in substantially all of the Company’s assets.
Note 14.    Warrants

Warrants Issued to 12.5% Senior Secured Noteholders
Warrants that were issued in conjunction with the Initial Notes (the “Initial Warrants”) and Additional Notes (the “Additional Warrants”) expire on June 30, 2025 and entitle the noteholders to purchase up to 2,143,000 shares of Common Stock and included specified registration rights. Management estimated the fair value of the Initial Warrants to be $6,800 and the Additional Warrants to be $735, each based on an assessment by an independent third-party appraiser. The fair value of the respective warrants was treated as a debt discount, amortizable over the term of the respective warrants, with the unamortized 12.5% Notes portion applied to reduce the aggregate principal amount of the 12.5% Notes in the Company’s unaudited Condensed Consolidated Balance Sheet. Additionally, since the Initial Warrants and Additional Warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the warrants, except in the case of a “cash change in control”, the fair value attributed to the warrants is presented in Additional Paid-in Capital in the Company’s unaudited Condensed Consolidated Balance Sheet. There were no warrants exercised as it relates to the Initial Warrants and the Additional Warrants during the six months ended June 30, 2023 or 2022, respectively.
Warrants Issued Under Securities Purchase Agreements
In June 2022, the Company issued pre-funded warrants and Common Stock warrants to certain purchasers in connection with the Securities Purchase Agreements. The pre-funded warrants entitled purchasers to purchase up to 4,000,000 shares of Common Stock and were exercised in full during the year ended December 31, 2022. The Common Stock warrants expire on June 8, 2027 and entitle the purchasers to purchase up to 8,850,000 shares of Common Stock at a price ranging from $0.96 to $1.09 per share. Management estimated the fair value of the pre-funded warrants and Common Stock warrants to be $5,874 based on an assessment by an independent third-party appraiser. The fair value of the pre-funded and Common Stock warrants is treated as equity and presented in Additional Paid-in Capital in the Company’s unaudited Condensed Consolidated Balance Sheet. During the six months ended June 30, 2023, 3,689,452 Common Stock warrants issued pursuant to the Securities Purchase Agreements with proceeds of approximately $3,542 were exercised.
Note 15.    Sale of Future Revenue
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through June 30, 2023 under the Monetization Agreement.
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

Table of Content
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
As royalties are remitted to Marathon from Sunovion, the collection of the royalty receivable and balance of the liability related to the sale of future revenue will be effectively repaid over the life of the agreement. In order to determine the amortization of the liability related to the sale of future revenue, the Company is required to estimate the total amount of future royalty and milestone payments to Marathon over the life of the Monetization Agreement and contingent milestone payments from Marathon to the Company. The sum of future royalty payments less the $50,000 in proceeds received and future contingent payments has been recorded as interest expense over the life of the Monetization Agreement. At execution, the estimate of this total interest expense resulted in an effective annual interest rate of approximately 24.9%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the life of the Monetization Agreement. The Company will periodically assess the estimated royalty and milestone payments to Marathon from Sunovion and contingent milestone payments from Marathon to the Company. To the extent the amount or timing of such payments is materially different from the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty and milestone payments to Marathon from Sunovion and, correspondingly, the amount of interest expense recorded by the Company, most of which are not under the Company's control. Such factors include, but are not limited to, changing standards of care, the initiation of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in government health authority imposed restrictions on the use of products, significant changes in foreign exchange rates as the royalties remitted to Marathon are made in U.S. dollars (USD) while a portion of the underlying sales of KYNMOBI will be made in currencies other than USD, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases in both royalty revenue and interest expense related to the sale of future revenue. Based on the current public forecast by Sunovion of estimated KYNMOBI sales as of June 30, 2023, the Company likely will not receive any of the additional contingent payments under the Monetization Agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue.
The following table shows the activity of the liability related to the sale of future revenue for the six months ended June 30, 2023:

Liability related to the sale of future revenue, net at December 31, 2022	$65,259
Royalties related to the sale of future revenue	(911)
Amortization of issuance costs	107
Interest expense related to the sale of future revenue	—
Liability related to the sale of future revenue, net (includes current portion of $1,000)	$64,455
Note 16.    Net Earnings (Loss) Per Share
Basic net earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares.
The following table reconciles the basic to diluted weighted average shares outstanding for the six months ended June 30, 2023. Diluted EPS is adjusted by the effect of dilutive securities, including options and awards under the Company's equity compensation plans, warrants and the Employee Stock Purchase Plan ("ESPP"). The treasury method was used to calculate the dilutive shares. The anti-dilutive options, awards and warrants for the six months ended June 30, 2023 are included in the footnotes below. As a result of the Company’s net loss incurred for the three months ended June 30, 2023 and the three and six months ended June 30, 2022, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-

Table of Content
share calculations. Therefore, basic and diluted net loss per share were the same for the three months ended June 30, 2023 and the three and six months ended June 30, 2022 as reflected below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(5,792)	$(16,302)	$2,276	$(29,522)
Denominator:
Weighted-average number of common shares – basic	57,350,902	45,462,516	56,494,805	43,475,198
Effect of dilutive stock options (a)	—	—	46,043	—
Effect of restricted stock units (b)	—	—	468,036	—
Effect of warrants (c)	—	—	1,910,742	—
Effect of Employee Stock Purchase Plan	—	—	18,596	—
Weighted-average number of common shares – diluted	57,350,902	45,462,516	58,938,222	43,475,198
Earnings per share attributable to common stockholders:
Earnings (Loss) per common share – basic	$(0.10)	$(0.36)	$0.04	$(0.68)
Earnings (Loss) per common share – diluted	$(0.10)	$(0.36)	$0.04	$(0.68)
(a)For the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022, outstanding stock options of 5,919,522, 5,284,447, 5,794,522 and 5,284,447 shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS.
(b)For the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022, outstanding restricted stock units of 2,477,738, 169,950, 743,438 and 169,950 shares of Common Stock, respectively were anti-dilutive and excluded from the computation of diluted EPS.
(c)For the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022, outstanding warrants of 6,874,977, 10,564,429, 1,714,429 and 10,564,429 shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS.
Note 17.    Share-Based Compensation
The Company recognized share-based compensation in its unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during 2023 and 2022 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Manufacture and supply	$55	$45	$96	$93
Research and development	100	162	172	331
Selling, general and administrative	493	2,014	724	2,710
Total share-based compensation expenses	$648	$2,221	$992	$3,134

Share-based compensation from:
Restricted stock units	$195	$39	$220	$39
Stock options	436	2,180	755	3,093
Employee stock purchase plan (ESPP)	17	2	17	2
Total share-based compensation expenses	$648	$2,221	$992	$3,134

Table of Content
Share-Based Compensation Equity Awards
The following tables provide information about the Company’s restricted stock unit and stock option activity during the six month period ended June 30, 2023:

Restricted Stock Unit Awards (RSUs) - Time based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2022	162	$2.38
Granted	1,724	$0.81
Vested	(31)	$2.33
Forfeited	(43)	$2.35
Unvested as of June 30, 2023	1,812	$0.89
Vested and expected to vest as of June 30, 2023	1,644	$0.89

Restricted Stock Unit Awards (RSUs) - Performance based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2022	—	$—
Granted	666	2.04
Vested	—	—
Forfeited	—	—
Unvested as of June 30, 2023	666	$2.04
Vested and expected to vest as of June 30, 2023	583	$2.04

As of June 30, 2023, $1,185 and $1,225 of unrecognized compensation expense related to unvested time-based restricted stock units and performance based unvested restricted stock units, respectively, are expected to be recognized over a weighted average period of 2.64 years and 2.85 years, respectively, from the date of grant.

Stock Option Awards:	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding as of December 31, 2022	6,028	$5.48
Granted	150	2.02
Exercised, Forfeited, Expired	(258)	2.30
Outstanding as of June 30, 2023	5,920	5.54
Vested and expected to vest as of June 30, 2023	5,824	$5.59
Exercisable as of June 30, 2023	4,322	$6.69
The fair values of stock options granted during the six months ended June 30, 2023 were estimated using the Black-Scholes pricing model based on the following assumptions:

Expected dividend yield	—%
Expected volatility	100%
Expected term (years)	5.5
Risk-free interest rate	4.0%
The weighted average grant date fair value of stock options granted during the six months ended June 30, 2023 was $0.7981. During the six months ended June 30, 2023, stock options were granted with an exercise price of $2.02 and

Table of Content
accordingly, given the Company’s share price of $1.65 at June 30, 2023, the intrinsic value provided by certain shares granted during this period was de minimus.
As of June 30, 2023, $2,350 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average period of 1.60 years from the date of grant.
2022 Inducement Equity Incentive Plan
In accordance with Nasdaq Listing Rule 5635(c)(4), the Company adopted the 2022 Equity Inducement Plan approved by the Compensation Committee of the Board of Directors of the Company effective as of July 29, 2022. There were no awards outstanding under this Plan as of June 30, 2023.
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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three and six months ended June 30, 2023, the effective income tax rate was (5.2)% and 11.1%, respectively, and the Company recorded $284 and $284 from its pretax (loss) income of $(5,508) and $2,560, respectively. For the three and six months ended June 30, 2022, the Company recorded no income tax benefit from its pretax (loss) income of $(16,302) and $(29,522), respectively.
The primary factors impacting the effective tax rate for six months ended June 30, 2023 is the anticipated full year pre-tax book loss, the expected utilization of net operating losses and research and development credits to offset current year tax liabilities, and a full valuation allowance against any associated net deferred tax assets.
Note 19.    Contingencies
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
On November 21, 2019, Alvogen filed an amended answer and counterclaims asserting monopolization, attempted monopolization, and conspiracy to monopolize against the Company and Indivior under federal and New Jersey antitrust laws. The court denied the Company’s motion to dismiss Alvogen’s counterclaims on August 24, 2020. On November 2, 2020, Alvogen filed a second amended answer and counterclaims, removing its allegations of monopolization and attempted monopolization against the Company and asserting only conspiracy to monopolize against the Company. Fact discovery on Alvogen’s antitrust counterclaims concluded on January 29, 2021. Expert discovery concluded on October 8, 2021, and dispositive motions were filed by the parties on October 26, 2021. On June 26 2023, the court granted in part and denied in part plaintiff's' joint motion and denied all other parties' motions. There is no trial date set. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.
California Litigation
Neurelis, Inc. v. Aquestive Therapeutics, Inc.
On December 5, 2019, Neurelis Inc. filed a lawsuit against us in the Superior Court of California, County of San Diego alleging the following three causes of action: (1) Unfair Competition under California Business and Professional Code § 17200 (“UCL”); (2) Defamation; and (3) Malicious Prosecution. Neurelis filed a First Amended Complaint on December 9, 2019, alleging the same three causes of action. The Company filed a Motion to Strike Neurelis’s Complaint under California’s anti-

Table of Content
SLAPP (“strategic lawsuit against public participation”) statute on January 31, 2020, which Neurelis opposed. On August 6, 2020, the Court issued an order granting in part and denying in part the Company’s anti-SLAPP motion. The parties cross-appealed the ruling to the California Court of Appeal. The appeals court held oral argument on the appeal on October 14, 2021, and issued its ruling on November 17, 2021. Under the ruling, the court struck the entirety of the malicious prosecution claim and struck portions of the UCL and defamation claims. On April 12, 2022, Neurelis filed a Second Amended Complaint in response to the Court of Appeal's decision. The Second Amended Complaint also added a cause of action for Trade Libel. On May 3, 2022, the Company filed a "demurrer" challenge to the sufficiency of the allegations of the Second Amended Complaint. Oral argument on the Company’s motion for attorney fees related to the anti-SLAPP motion and on the Second Amended Complaint and demurer challenge was held on June 17, 2022. The Court entered an order granting the Company’s motion for attorney fees, awarding $156 and ordering Neurelis to pay the fees within 60 days of June 17, 2022. The Court denied the Company’s demurrer and the parties are proceeding with discovery on the claims in the Second Amended Complaint. The plaintiff filed a motion to file a third amended complaint. The hearing on this motion is currently scheduled for November 14, 2023. No trial date has been set. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
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

Table of Content

Note 20.    Subsequent Events
Anaphylm topline data
On July 27, 2023 the Company released topline data from its latest clinical crossover pilot trial, Study AQ109103 (the “103 study”), for Anaphylm™ (epinephrine) Sublingual Film. This crossover clinical trial in healthy human subjects was designed with the finalized dosing instructions expected for use in the Company’s upcoming pivotal clinical trial.
The 103 study demonstrated that Anaphylm, using the finalized dosing administration instructions, delivers epinephrine systemically as effectively as either commercially available autoinjectors or the manual intramuscular (IM) injection. Administration of Anaphylm 12mg resulted in a geometric mean maximum epinephrine concentration (Cmax) of 457 pg/mL and a median time to maximum concentration (Tmax) of 15 minutes after administration. The partial Area Under the Curve measurement, or pAUC, was bracketed between previously generated manual 0.3mg IM injection and epinephrine 0.3mg autoinjector data at all timepoints between 10 and 60 minutes, post-dosing. Importantly, Anaphylm 12mg met the standards of bracketing in the 103 study for all the critical parameters that the Company anticipates measuring in the pivotal PK study including Cmax and pAUC during the critical early time periods, while remaining similar to autoinjectors for Tmax. The product was safe and well-tolerated with no serious adverse events. Chart 1 below highlights Anaphylm 12mg pAUC from the103 study when compared to autoinjector and manual IM injection pAUC from a previous study conducted by the Company.
The 103 study also included crossover arms of Anaphylm 12mg with alternate dosing instructions as well as Anaphylm 14mg with the finalized dosing instructions. In both cases, the product was considered safe and well-tolerated. Table 1 below provides a comparison of the two arms that utilized final dosing instructions from the 103 study to autoinjector and manual IM injection data from a previous study conducted by the Company.
Equity Transactions
On August 1, 2023, the Company entered into an Inducement Offer to Exercise Common Stock Purchase Warrants letter agreement (the “Letter Agreement”) with the holder (the “Exercising Holder”) of 5,000,000 of the remaining Common Stock Warrants (the "Existing Warrants"). Pursuant to the Letter Agreement, the Exercising Holder and the Company agreed that the Exercising Holder would exercise all of its Existing Warrants for shares of Common Stock underlying the Existing Warrants at $0.96 per share of Common Stock, the current exercise price of the Existing Warrants. Under the Letter Agreement, in consideration of the Exercising Holder exercising the Existing Warrants, the Company issued to the Exercising Holder new warrants to purchase up to an aggregate of 2,750,000 shares of Common Stock (the “New Warrants”). The New Warrants are exercisable after February 2, 2024, expire on February 2, 2029 and are issuance only for cash, subject to exception if the shares of Common Stock underlying the New Warrants are not registered in accordance with the terms of the Letter Agreement, in which case the New Warrants may be may also be exercised, in whole or in part, at such time by means of a "cashless exercise". The New Warrants have an exercise price of $2.60 per share. On August 2, 2023, 5,000,000 of the Existing Warrants were exercised pursuant to the Securities Purchase Agreement with the Exercising Holder, with the Company receiving gross proceeds therefrom of $4,800.
Through August 8, 2023, the Company sold 110,709 shares of Common Stock under the ATM which provided net proceeds of approximately $233 after deducting commissions and other transaction costs of $7. This ATM facility has approximately $27,773 worth of shares of Common Stock available at August 8, 2023.

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

Table of Content
These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of Anaphylm through the regulatory and development pipeline; statements regarding the clinical trial timing and plans for Anaphylm, including the ability to address the concerns of the FDA provided in the End-of-Phase 2 (EOP2) meeting with the FDA; the ability to receive FDA approval of Libervant for U.S. market access and overcoming the orphan drug market exclusivity granted by the FDA to an FDA approved nasal spray product, which extends to January 2027; the advancement and related timing of the Company’s NDA for Libervant for the treatment of epilepsy patients between two and five years of age; statements regarding the potential benefits our products, including Anaphylm and Libervant, could bring to patients; the potential outlicensing of our product pipeline in the U.S. and abroad, including with respect to Anaphylm and Libervant; the focus on continuing to manufacture Suboxone®, Exservan®, Sympazan®, Ondif® and other licensed products; the potential benefits our products could bring to patients; the ability to refinance our debt, the ability to fund our business operations; the 2023 financial outlook; our growth and future financial and operating results and financial position, regulatory approvals and pathways, clinical trial timing and plans, the achievement of clinical and commercial milestones, product orders and fulfillment, short-term and longer term liquidity and cash requirements, cash funding and cash burn; and business strategies, market opportunities, financing and other statements that are not historical facts. These forward-looking statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with our development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials and plans relating to Anaphylm and Libervant and our other product candidates; risk of delays in regulatory advancement through the FDA of Anaphylm and Libervant and our other drug candidates, including the risk that the FDA may require additional clinical studies for FDA approval, or failure to receive approval at all, and there can be no assurance that the Company will be successful in obtaining such approval; the risk of our ability to provide sufficient data in the NDA submission for Anaphylm to address the FDA’s concerns following the End-of-Phase 2 meeting with the FDA; the risk that we may not overcome the seven year orphan drug exclusivity granted by the FDA for an FDA approved nasal spray product in order for Libervant to be granted U.S. market access prior to the expiration of such exclusivity in January 2027, and there can be no assurance that the Company will be successful in obtaining such approval; risk in obtaining market access from the FDA for our other product candidates; risk of our ability to license our proprietary products in the U.S. and abroad and risks that such product candidates will receive regulatory approval in those licensed territories;;risk that our manufacturing capabilities will be sufficient to support demand for existing and potential future licensed products in the U.S. and other countries; risk of our ability to enter into other commercial transactions with third parties that will support growth of the business and execution of key initiatives; risk inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); risk of development of a sales and marketing capability for future commercialization of our product candidates; our ability to refinance our current debt on acceptable terms or at all; our ability to manage our costs and expenses; risk of sufficient capital and cash resources, including access to available debt and equity financing, including under the Company's ATM facility and the Lincoln Park Purchase Agreement, and revenues from operations, to satisfy all of our short-term and longer-term cash requirements and other cash needs, at the times and in the amounts needed, including near-term debt amortization schedules; risk of failure to satisfy all financial and other debt covenants and of any default; short-term and long-term liquidity and cash requirements, cash funding and cash burn; risk related to government claims against Indivior Inc. ("Indivior") for which we license, manufacture and sell Suboxone® and which accounts for the substantial part of our current operating revenues; risks related to the outsourcing of certain sales, marketing and other operational and staff functions to third parties; risk of the rate and degree of market acceptance of our product and product candidates; the success of any competing products including generics, risk of the size and growth of our product markets; risk of compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to our products; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business including relating to our products and products candidates and product pricing, reimbursement or access therefor; risk of loss of significant customers; risks related to claims and legal proceedings including patent infringement, securities, business torts, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; adverse developments affecting the financial services industry; risks related to inflation and rising interest rates; risks from the COVID or other pandemics; uncertainties related to general economic, political, business, industry, regulatory, financial and market conditions and other unusual items; and other uncertainties affecting us including those described in the "Risk Factors" section and in other sections included in this and our other Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission ("SEC"). These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in the risk factors of the Company's 2022 Annual Report on Form 10-K filed with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update forward-looking statements, or outlook or guidance after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, except as may be required by applicable law. Readers should not rely on the forward-looking statements included in this Quarterly Report on Form 10-Q as representing our views as of any date after the date of the filing of this Quarterly Report on Form 10-Q.

Table of Content
Overview
Aquestive Therapeutics, Inc. ("we", "Aquestive", or the "Company") is a pharmaceutical company advancing medicines to solve patients' problems with current standards of care and provide transformative products to improve their lives. We are developing pharmaceutical products to deliver complex molecules through administrations that are alternatives to invasive and inconvenient standard of care therapies. We have five licensed commercialized products which are marketed by our licensees in the U.S. and around the world. We are the exclusive manufacturer of these licensed products. Aquestive also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. We are advancing a product pipeline for the treatment of severe allergic reactions, including anaphylaxis. We have also developed a product pipeline focused on treating diseases of the central nervous system, or CNS.
We manufacture licensed products at our facilities and anticipate that our current manufacturing capacity is sufficient for commercial quantities of our products and product candidates currently in development. Our facilities have been inspected by the Food and Drug Administration ("FDA"), Australian Government Department of Health's Therapeutics Goods Administration ("TGA"), and Drug Enforcement Agency ("DEA"), and are subject to inspection by all applicable health agencies, including the Brazilian Health Regulatory Agency ("ANVISA") and European Medicines Agency ("EMA"). Not all collaborative or licensed products of the Company that may be commercially launched in the future will necessarily be manufactured by us, such as the case with KYNMOBI®.
Complex Molecule Portfolio
We have developed a proprietary pipeline of complex molecule-based product candidates as alternatives to invasively administered standard of care therapeutics addressing large market opportunities. The active programs in our complex molecule pipeline portfolio are:
•Anaphylm™ (epinephrine sublingual film) – the first and only non-device based, orally delivered epinephrine product candidate that has shown clinical results comparable to auto-injectors (such as EpiPen® and Auvi-Q®) for the emergency treatment of allergic reactions, including anaphylaxis. Epinephrine is the standard of care in the treatment of anaphylaxis and is currently administered via intramuscular injection (IM) including auto-injectors, such as EpiPen and Auvi-Q, which require patients or caregivers to inject epinephrine into their thighs during an emergency allergic reaction. As a result of this route of administration, many patients and their caregivers are reluctant to use currently available products. However, Anaphylm would, if approved by the FDA, allow a patient to simply place a dissolvable strip, approximately the size and weight of a postage stamp, under the tongue, providing an appropriate medication where it is needed, when it is needed and, in a form, preferred by patients.
•In April 2023, the FDA conditionally accepted the proprietary name Anaphylm (pronounced “ana-PHYLM”) as the proposed brand name for Anaphylm. Final approval of the Anaphylm proprietary name is conditioned on FDA approval of Anaphylm, if any.
We completed a first-in-human Phase 1 clinical trial for Anaphylm in Canada. This Phase 1 randomized, single-ascending dose study was performed in order to assess the safety, tolerability, and pharmacologic profile of Anaphylm. On February 25, 2022, we reported positive topline data from Part 1 of our crossover study of Anaphylm, EPIPHAST, a randomized, open-label, three-part adaptive design, crossover study in healthy adult subjects comparing the pharmacokinetics (PK) and pharmacodynamics (PD) of epinephrine delivered via Anaphylm oral film compared to epinephrine IM. The EPIPHAST study was also conducted in Canada. In Part 1 of the EPIPHAST study, multiple oral film formulations and dosage strengths of Anaphylm were evaluated. The lead formulation of Anaphylm has shown clinically meaningful blood concentrations when delivered in two different physical configurations, with a median time to maximum concentration (Tmax) of 13.5 minutes and 22.5 minutes, respectively. Part 1 also showed arithmetic mean maximum concentrations (Cmax) of 771 pg/mL and 580 pg/mL for the two configurations, or geometric mean Cmax values of 258pg/mL and 268pg/mL for the two configurations, respectively. These geometric mean Cmax and median Tmax values are consistent with those previously reported for approved injectable epinephrine devices such as EpiPen. Under the EPIPHAST study, the healthy volunteers were also exposed to a 0.5mg IM of epinephrine, allowing for a comparison with the PK, safety, and tolerability of the higher end of the approved dosage range of epinephrine, consistent with guidance received from the FDA in a written response to our Investigational New Drug Application (IND) for Anaphylm. The findings show that these two configurations of the selected Anaphylm formulation can deliver clinically meaningful blood concentrations of epinephrine sooner than that observed with the higher dose of epinephrine IM injection, and in line with existing epinephrine auto-injectors. In addition, dosing with Anaphylm resulted in changes in blood pressure and heart rate that were comparable to epinephrine auto-injectors. The EPIPHAST trial indicated that treatment was well tolerated, with no serious adverse events, significant medical events, or treatment-related severe adverse events reported. On February 24, 2022, the FDA cleared our IND, allowing for clinical investigation of Anaphylm in the U.S. The FDA confirmed that the 505(b)(2) approval pathway is acceptable

Table of Content
for the development of Anaphylm. The FDA granted Fast Track designation in March 2022 to Anaphylm for the emergency treatment of allergic reactions, including anaphylaxis.
In April 2022, we reported positive topline results from Part 2 of the EPIPHAST study for Anaphylm. Part 2 is a randomized, crossover design comparing Anaphylm 12mg to epinephrine IM 0.3mg. Utilizing a replicate crossover design, Part 2 confirmed in a larger population of 24 healthy subjects the key PK and PD measures observed in Part 1 of the EPIPHAST study and the first-in-human PK study. The median Tmax was observed to be 15 minutes for Anaphylm, compared to 50 minutes for the epinephrine IM 0.3mg.
In July 2022, we reported positive topline results from the final two arms of Part 3 of the EPIPHAST study for Anaphylm. The purpose of Part 3 was to continue to study the administration of the film under a variety of conditions to further characterize its PK, PD and safety. The final two arms were designed to assess the impact of (1) administering the film sublingually two minutes after consuming a peanut butter sandwich and (2) swallowing the film whole immediately with water. Part 3 study results demonstrated consistent Tmax of 12 minutes with sublingual administration of Anaphylm epinephrine oral film, after consuming a peanut butter sandwich. Part 3 study also showed positive results with an unexpectedly high level of gastrointestinal absorption after swallowing Anaphylm whole immediately with water that was distinct from the sublingually absorbed profile.
In September 2022, we reported positive topline results from the EPIPHAST II trial for Anaphylm. The EPIPHAST II trial was designed to compare single doses of Anaphylm to EpiPen 0.3mg and epinephrine IM 0.3mg, as well as repeat doses of Anaphylm to repeat doses of epinephrine IM 0.3mg. Results from the single dose administration showed Anaphylm achieved a significantly faster Tmax (12 minutes), compared to both EpiPen (22.5 minutes) and epinephrine IM 0.3mg (45 minutes). Anaphylm repeat dosing provided significantly higher drug plasma concentrations, with a Tmax of 8 minutes after administration, and extensive absorption was observed. The mean Cmax of Anaphylm was 465 pg/mL after one dose and 2,958 pg/mL after two doses. In comparison, the epinephrine IM 0.3mg Cmax was 489 pg/mL after one dose and 911 pg/mL after two doses. The single dose of EpiPen resulted in a Cmax of 869 pg/mL. Changes in systolic blood pressure and heart rate were similar after a single dose of Anaphylm when compared to a single dose of EpiPen. This data, along with the data from the completed EPIPHAST study, was the basis for our second End-of-Phase 2 (EoP2) meeting with the FDA. We received a positive written feedback from the FDA after our initial EoP2 meeting request to discuss Chemistry, Manufacturing, and Controls (CMC) for Anaphylm, which we believe indicates that our approach to characterizing attributes of Anaphylm appears reasonable in the context of a potential future filing.
In late December 2022, we received the final minutes from the EoP2 meeting with the FDA which provided clarity as to the FDA’s expectations regarding key program areas. In March 2023, we obtained further clarification from the FDA indicating that the Company should submit its pivotal study protocol for review once it selects its reference listed drugs (RLDs). We have completed additional studies to identify the appropriate auto-injector RLDs and continue to work on the optimal administration parameters. We expect to submit a revised pivotal trial protocol to the FDA and commence the pivotal trial immediately following alignment with the FDA.
In May 2023, we reported positive results from the latest clinical studies evaluating pharmacokinetic and pharmacodynamic performance of Anaphylm. The time to maximum blood concentration (median Tmax) for Anaphylm was 10 minutes with a range of 5-20 minutes. Early drug exposure at 10 minutes for Anaphylm was similar to epinephrine auto-injector and over 4 times higher than epinephrine manual injector. Pharmacodynamic (PD) effects were observed as early as 2 minutes for both Anaphylm and the auto-injectors. The company continues to expect to submit the protocol for the pivotal study to the FDA in third quarter 2023.
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

Table of Content
and proprietary position have broad application beyond CNS, and we plan to explore the applications of PharmFilm in other disease areas. Our most advanced asset within our proprietary CNS portfolio, focused in epilepsy, is as follows:
•Libervant™ – a buccally, or inside of the cheek, administered soluble film formulation of diazepam is our most advanced proprietary investigational product candidate. Aquestive developed Libervant as an alternative to device-dependent rescue therapies currently available to patients with refractory epilepsy, which are a rectal gel and nasal sprays. In August 2022, the FDA granted tentative approval for Libervant for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy 12 years of age and older. The FDA has concluded that Libervant has met all required quality, safety, and efficacy standards for approval. Due to an existing FDA regulatory grant of orphan drug market exclusivity for Valtoco®, a diazepam nasal spray product sold by another company, the FDA has determined that Libervant is not yet eligible for marketing in the United States. As a result of this determination, the FDA cannot give final approval for Libervant until the expiration or inapplicability of the orphan drug market exclusivity, including, for example, by a reversal of the FDA’s decision and determination that Libervant is “clinically superior” to Valtoco. We continue to engage with the FDA regarding its determination. We continue to believe that, particularly in the case of our submitted studies on the effect of food on the absorption of diazepam formulations, Libervant has the distinct advantage of being able to be readily administered when needed without regard to food, providing an important benefit to patients. However, overcoming the orphan drug marketing exclusivity determination is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such market exclusivity and approve Libervant for U.S. market access earlier than January 2027, the scheduled date for expiration of orphan drug market exclusivity, if this effort is not successful. Further, there can be no assurance that another company will not obtain other FDA market exclusivity that blocks U.S. market access for Libervant. See “Licensed Commercial Products and Product Candidates – Libervant” for a discussion of the licensing arrangement for this product candidate.
In June 2023, we filed a New Drug Application ("NDA") for Libervant for the acute and intermittent, stereotypic, episodes of frequent seizure activity in patients between two and five years of age. There is no assurance, that if approved by the FDA, Libervant will overcome the orphan drug exclusivity granted by the FDA for Valtoco for use in patients 12 years of age and older.
Licensed Commercial Products and Product Candidates
Our portfolio also includes other products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the years ended December 31, 2022 and 2021, our licensed product portfolio generated $40.0 million and $42.3 million in revenue to Aquestive, respectively. Those products include:
•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone was launched by our licensee, Indivior Inc., or Indivior, in 2010. Suboxone is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone and have produced over 2.5 billion doses of Suboxone since its launch in 2010. As of June 30, 2023, Suboxone branded products retain approximately 34% film market share as generic film-based products have penetrated this market. We have filed patent infringement lawsuits against certain companies relating to generic film-based products for buprenorphine-naloxone. More details regarding these lawsuits are described in the unaudited financial statements, Note 19, Contingencies, contained herein.
•Exservan® – an oral film formulation of riluzole, has been developed by the Company for the treatment of amyotrophic lateral sclerosis (ALS). We believe that Exservan can bring meaningful assistance to patients who are diagnosed with ALS and face difficulties swallowing traditional forms of medication. Exservan was approved by the FDA on November 22, 2019. During the fourth quarter of 2019, we announced the grant of a license to Zambon S.p.A. ("Zambon") for the development and commercialization of Exservan in the European Union ("EU") for the treatment of ALS. Zambon is a multinational pharmaceutical company with a focus on the CNS therapeutic area. Under the terms of the license agreement with Zambon, an upfront payment was paid to Aquestive for the development and commercialization rights of Exservan in the EU, and Aquestive will be paid development and sales milestone payments and low double-digit royalties on net sales of the product in the EU. Zambon is responsible for the regulatory approval and marketing of Exservan in the countries where Zambon seeks to market the product, and Aquestive will be responsible for the development and manufacture of the product. During the second quarter of 2023, Aquestive received a $0.5 million milestone payment in connection with the first commercial sale in the first country in the licensed territory for Exservan pursuant to the terms of the license agreement with Zambon.

Table of Content
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
•Libervant™ - The Company entered into a License and Supply Agreement with Atnahs Pharma UK Limited, a company registered in England and Wales (“Pharmanovia”), effective as of September 26, 2022 (the “Pharmanovia Agreement”), pursuant to which the Company granted Pharmanovia an exclusive license to certain of the Company's intellectual property to develop and commercialize Libervant for the treatment of prolonged or acute, convulsive seizures in all ages in certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa (the “Territory”) during the term of the Pharmanovia Agreement. Under the Pharmanovia Agreement, Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and the Company will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory. The Company received $3.5 million upon agreement execution. Effective March 27, 2023, the Company amended the Pharmanovia Agreement to expand the scope of the licensed territory for Libervant to cover the rest of the world, excluding the U.S., Canada and China. Pharmanovia will be responsible for seeking appropriate regulatory approval in the expanded territories. Pursuant to the terms of the Pharmanovia Amendment, the Company received a non-refundable payment of $2.0 million from Pharmanovia on execution of the Pharmanovia Amendment.

Table of Content
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
Chief Medical Officer Appointment
Aquestive named Carl N. Kraus M.D. as Chief Medical Officer effective June 26, 2023. Dr. Kraus joins the Aquestive team from Aceragen, where he served as Chief Medical Officer from October 2021 to April 2023. Prior to that, Dr. Kraus founded and served as the Chief Executive Officer of Arrevus from January 2012 until the sale of Arrevus to Aceragen in October 2021. He previously served as Chief Medical officer of Ology Bioservices (formerly Nanotherapeutics), which was acquired by National Resilience. Prior to joining the pharmaceutical industry, Dr. Kraus was a Medical Officer for the Center of Drug and Research (CDER). Earlier in his career, he held inpatient and outpatient clinical appointments. Dr. Kraus earned his medical degree from Washington School of Medicine in St. Louis, MO, with post-doctorate training in Internal Medicine (University of Chicago) and Infectious Diseases (National Institutes of Health).
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

Table of Content
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
Proprietary Product Sales, Net
We commercialized our first proprietary CNS product, Sympazan, in December 2018. Revenues from sales of proprietary product are recorded net of prompt payment discounts, wholesaler service fees, returns allowances, rebates and co-pay support redemptions, each of which are described in more detail below. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale. We include these estimated amounts in connection with the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. The calculation of some of these

Table of Content
items requires management to make estimates based on sales data, historical return data, contracts and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis. In October 2022, we entered into a License Agreement (the “Assertio Agreement”) with Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc. (“Assertio”), a specialty pharmaceutical company offering differentiated products to patients, pursuant to which the Company granted an exclusive, worldwide license of its intellectual property for Sympazan to Assertio during the term of that agreement. We are the exclusive sole manufacturer and supplier of Sympazan for Assertio and began recognizing Manufacture and Supply Revenue subsequent to the Assertio Agreement.
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
We expect our research and development expenses to continue to be significant over the next several years as we continue to develop existing product candidates such as Anaphylm, AQST-108 and others, and we identify and develop or acquire additional product candidates and technologies. We may hire or engage additional skilled colleagues or third parties to perform these activities, conduct clinical trials and ultimately seek regulatory approvals for any product candidate that successfully completes those clinical trials.
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

Table of Content
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
•Continuing the development of Anaphylm and AQST-108 along the 505(b)(2) pathway; and

•Seeking to obtain the approval and subsequent launch of Libervant, subject to approval by the FDA for U.S. market access, which cannot be assured.
Interest Expense
Interest expense consists of interest costs on our 12.5% Notes at a fixed rate of 12.5%, payable quarterly, amortization of loan costs and the debt discount as well as interest expense related to the finance lease. The 12.5% Notes are discussed in Note 13 12.5% Senior Secured Notes and Loans Payable, to our condensed consolidated financial statements. See Liquidity and Capital Resources below for further detail on our 12.5% Notes.
Royalties and Interest Expense related to the Sale of Future Revenue
On November 3, 2020, we entered into the Monetization Agreement with MAM Pangolin Royalty, LLC, an affiliate of Marathon. Under the terms of the Monetization Agreement, we sold to Marathon all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through June 30, 2023 under the Monetization Agreement.
Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current public forecast by Sunovion of estimated KYNMOBI sales as of June 30, 2023, the Company likely will not receive any of the additional contingent payments under the Monetization Agreement.
During the second quarter of 2020, under the Sunovion License Agreement, we recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the eight $1,000 annual minimum guaranteed royalty that is due. In connection with the Monetization Agreement, we performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded that the receivable was not transferred. See Note 15 Sale of Future Revenue, to our condensed consolidated financial statements for further detail.
Interest and other income (expense), net
Interest income and other income (expense), net consists of earnings derived from an interest-bearing account and other miscellaneous income and expense items. The interest-bearing account has no minimum amount to be maintained in the account nor any fixed length of period for which interest is earned.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenues:
The following table sets forth our revenue data for the periods indicated.

Table of Content

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except %)	2023	2022	$	%	2023	2022	$	%
Manufacture and supply revenue	$11,636	$9,874	$1,762	18%	$21,398	$19,045	$2,353	12%
License and royalty revenue	1,481	552	929	168%	2,400	1,058	1,342	127%
Co-development and research fees	124	241	(117)	(49)%	577	644	(67)	(10)%
Proprietary product sales, net	—	2,598	(2,598)	N/A	—	4,788	(4,788)	N/A
Total revenues	$13,241	$13,265	$(24)	—%	$24,375	$25,535	$(1,160)	(5)%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
For the three months ended June 30, 2023, total revenues were consistent with the same period in the prior year. Increases in manufacturing supply revenue and increases in license and royalty revenue essentially offset the absence of proprietary product sales subsequent to the outlicensing agreement with Assertio in October 2022.
Manufacture and supply revenue increased approximately 18% or $1,762 for the three months ended June 30, 2023 compared to the same period in the prior year. This increase was due to increased Zuplenz (marketed as Ondif) and Sympazan manufacturing revenue, partially offset by a decline in Suboxone manufacturing revenue.
License and royalty revenue increased 168% or $929 for the three months ended June 30, 2023 compared to the same period in the prior year. This increase was primarily due to higher milestone license revenue for Azstarys and higher royalty and license revenues from Suboxone and Sympazan.
Co-development and research fees decreased 49% or $117 for the three months ended June 30, 2023 compared to the same period in the prior year. The decrease was driven by the timing of the achievement of research and development performance obligations and are expected to fluctuate from one reporting period to the next.
There were no proprietary product sales, net for the three months ended June 30, 2023 subsequent to the outlicensing agreement with Assertio in October 2022. The Company recognized $2,598 of proprietary product sales for the same period in the prior year.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
For the six months ended June 30, 2023, total revenues decreased 5% or $1,160 compared with the same period in the prior year. The decrease was primarily due to the absence of proprietary product sales subsequent to the outlicensing agreement with Assertio in October 2022, offset by increases in manufacturing supply revenue and increases in license and royalty revenue.
Manufacture and supply revenue increased approximately 12% or $2,353 for the six months ended June 30, 2023 compared to the same period in the prior year. This increase was due to increased Zuplenz (marketed as Ondif) and Sympazan manufacturing revenue, partially offset by a decline in Suboxone manufacturing revenue.
License and royalty revenue increased 127% or $1,342 for the six months ended June 30, 2023 compared to the same period in the prior year. This increase was due to higher milestone license revenue for Azstarys and higher royalty and license revenues from Suboxone and Sympazan.
Co-development and research fees decreased 10% or $67 for the six months ended June 30, 2023 compared to the same period in the prior year. The decrease was driven by the timing of the achievement of research and development performance obligations and are expected to fluctuate from one reporting period to the next.
Proprietary product sales, net was not recognized for the six months ended June 30, 2023 subsequent to the outlicensing agreement with Assertio in October 2022. The Company recognized $4,788 of proprietary product sales, for the same period in the prior year.

Table of Content
Expenses and Other:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except %)	2023	2022	$	%	2023	2022	$	%
Manufacture and supply	$6,617	$5,242	$1,375	26%	$11,354	$9,456	$1,898	20%
Research and development	3,473	5,198	(1,725)	(33)%	7,020	9,971	(2,951)	(30)%
Selling, general and administrative	7,360	15,587	(8,227)	(53)%	14,815	28,608	(13,793)	(48)%
Interest expense	1,373	1,635	(262)	(16)%	2,808	3,253	(445)	14%
Interest expense related to the sale of future revenue, net	55	1,937	(1,882)	(97)%	107	3,798	(3,691)	97%
Interest and other (income) expense, net	(129)	(32)	(97)	(303)%	(14,642)	(29)	(14,613)	N/A
Loss on extinguishment of debt	—	—	—	N/A	(353)	—	(353)	—%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Manufacture and supply costs and expenses increased 26% or $1,375 for the three months ended June 30, 2023 compared to the same period in the prior year. The increase was due to higher costs related to raw material and production.
Research and development expenses decreased 33% or $1,725 for the three months ended June 30, 2023 compared to the same period in the prior year. Research and development expenses are driven primarily by the timing of clinical trial and other product development activities associated with our pipeline.
Selling, general and administrative expenses decreased 53% or $8,227 for the three months ended June 30, 2023 as compared with the same period in the prior year. The decrease primarily reflects lower selling costs of $2,458 related due to the reduction in our commercial organization subsequent to the outlicensing of Sympazan in October 2022, the absence of severance costs of $2,336 due to the departure of our former CEO, lower stock compensation expense of $1,521, lower legal costs and other administrative costs in the three months ended June 30, 2023 as compared with the three months ended June 30, 2022.
Interest expense decreased 16% or $262 for the three months ended June 30, 2023 compared to the same period in the prior year. The decrease was driven mostly by a lower principal amount of debt outstanding in 2023 subsequent to the cumulative principal payments of $12,543 made in the first and second quarters of 2023.
Interest expense related to the sale of future revenue, net was $55 and $1,937 for the three months ended June 30, 2023 and June 30, 2022. This amount is due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and does not represent or imply a monetary obligation or cash output at any time during the life of the transaction. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of June 30, 2023, the Company likely will not receive any of the additional contingent payments under the Monetization Agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022, which led to a decrease in 2023. See Note 15 Sale of Future Revenue for details.
Interest and other (income) expense, net was $(129) for the three months ended June 30, 2023, as compared to interest and other (income) expense, net of $(32) for the three months ended June 30, 2022.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Manufacture and supply costs and expenses increased 20% or $1,898 for the six months ended June 30, 2023 compared to the same period in the prior year. The increase was due to higher costs related to raw material and production.
Research and development expenses decreased 30% or $2,951 for the six months ended June 30, 2023 compared to the same period in the prior year. Research and development expenses are driven primarily by the timing of clinical trial and other product development activities associated with our pipeline.
Selling, general and administrative expenses decreased 48% or $13,793 for the six months ended June 30, 2023 as compared with the same period in the prior year. The decrease primarily reflects lower selling costs of $4,861 related due to the reduction in our commercial organization subsequent to the outlicensing of Sympazan in October 2022, the absence of severance costs of $2,336 due to the departure of our former CEO, lower stock compensation expense of $1,986, lower legal costs and other administrative costs in the six months ended June 30, 2023 as compared with the six months ended June 30, 2022.

Table of Content
Interest expense decreased 14% or $445 for the six months ended June 30, 2023 compared to the same period in the prior year. The decrease was driven mostly by a lower principal amount of debt outstanding in 2023 subsequent to the $12,543 of principal repayment in the first half of 2023.
Interest expense related to the sale of future revenue, net was $107 and $3,798 for the six months ended June 30, 2023 and June 30, 2022. This amount is due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and does not represent or imply a monetary obligation or cash output at any time during the life of the transaction. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of June 30, 2023, the Company likely will not receive any of the additional contingent payments under the Monetization Agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022, which led to a decrease in 2023. See Note 15 Sale of Future Revenue for details.
Interest and other (income) expense, net was $(14,642) for the six months ended June 30, 2023, as compared to interest and other (income) expense, net of $(29) for the six months ended June 30, 2022. The change primarily reflects other income of $6,000 related to the Amendment 11 to the Indivior Commercial Exploitation Agreement, and $8,500 patent litigation settlement from BioDelivery Sciences International, Inc. recognized in the first quarter of 2023.
Liquidity and Capital Resources
Sources of Liquidity
We had $22,436 in cash and cash equivalents as of June 30, 2023. While the Company’s ability to execute its business objectives and achieve profitability over the longer term cannot be assured, the Company's on-going business, existing cash and equivalents, expense management activities, including, but not limited to potentially ceasing nearly all R&D activities, as well as access to the equity capital markets, including through the ATM facility and under the Lincoln Park Purchase Agreement, and potentially refinancing the 12.5% Notes, provide near term liquidity for the Company to fund its operating needs, including making the principal and interest payments on the 12.5% Notes, for at least the next twelve months as the Company continues to execute its business strategy.
On November 3, 2020, we entered into the Monetization Agreement with MAM Pangolin Royalty, LLC, an affiliate of Marathon. Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through June 30, 2023 under the Monetization Agreement.
Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a timeframe, which could result in total potential proceeds of $125,000. Based on the current public forecast by Sunovion of estimated KYNMOBI sales as of June 30, 2023, the Company likely will not receive any of the additional aggregate contingent payments under the Monetization agreement.
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
On October 7, 2021, the Company entered into the Fourth Supplemental Indenture, pursuant to which the amortization schedule for the 12.5% Notes was amended to provide for the date of the first amortization payment to be extended to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of the 12.5% Notes or the interest payment obligation due under the 12.5 Notes. In connection with the Fourth Supplemental Indenture, the Company entered into a Consent Fee Letter with the holders of the 12.5% Notes, pursuant to which the Company agreed to pay the holders of the 12.5% Notes an additional cash payment of $2,700 in the aggregate, payable in four quarterly payments beginning May 15, 2022.
In 2019, we established an “At-The-Market” ("ATM") facility and currently have a prospectus supplement registering the offer and sale of up to $35,000 of shares of Common Stock pursuant under the ATM facility (net of what has been sold pursuant thereto). Since inception to June 30, 2023, we sold 13,402,516 shares which generated net cash proceeds of approximately $44,796, net of commissions and other transaction costs of $2,395. For the six months ended June 30, 2023, we sold 3,060,559 shares which provided net proceeds of approximately $5,090, net of commissions and other transaction costs of $312. This ATM facility has approximately $28,014 available at June 30, 2023.
On April 12, 2022, we entered into the Lincoln Park Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations under the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of our Common Stock from time to time over the 36-month term of the

Table of Content
Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that we will not issue, and Lincoln Park will not purchase, shares of Common Stock if it would result in their beneficial ownership exceeding 9.99%. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our Common Stock. In 2022, the Company sold 1,600,000 shares in addition to 236,491 commitment shares, which provided proceeds of approximately $1,987 in connection with the Lincoln Park Purchase Agreement. The Company did not sell shares in connection with the Lincoln Park Purchase Agreement in the six months ended June 30, 2023.
On June 6, 2022, we entered into securities purchase agreements ("Securities Purchase Agreements") with certain purchasers. The Securities Purchase Agreements provide for the sale and issuance by us of an aggregate of: (i) 4,850,000 shares of Common Stock, (ii) pre-funded warrants to purchase up to 4,000,000 shares of Common Stock and (iii) Common Stock warrants to purchase up to 8,850,000 shares of Common Stock. We received net proceeds of approximately $7,796, after deducting placement agent fees and expenses and estimated offering expenses payable by us. The pre-funded warrants were fully exercised in 2022 and 3,689,452 Common Stock warrants issued pursuant to the Securities Purchase Agreements were exercised during the six-months ended June 30, 2023.
Cash Flows
Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used for) operating activities	$909	$(21,044)
Net cash (used for) investing activities	(828)	(781)
Net cash (used for) provided by financing activities	(4,918)	11,496
Net decrease in cash and cash equivalents	(4,837)	(10,329)
Net Cash Provided by (Used for) Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2023 increased by $21,953 compared to the same period in the prior year. The increase was primarily related to the net income increase of $31,798 and lower trade and other receivables of $2,221, partially offset by decreases in interest expense related to the sale of future revenue of $3,722, lower deferred revenue of $3,020 and lower stock compensation expense of $2,157 as compared with the six months ended June 30, 2022.
Net Cash (Used for) Investing Activities
Net cash used for investing activities for the six months ended June 30, 2023 increased by $47 compared to the same period in the prior year. The use of cash was related to capital expenditures.
Net Cash (Used for) Provided by Financing Activities
Net cash used for financing activities for the six months ended June 30, 2023 increased by $16,414 compared to the same period in the prior year. The increase was primarily due to partial debt redemption and premium paid to retire debt, scheduled principal repayments, and lower proceeds from issuance of common stocks and warrants, partially offset by higher ATM proceeds as compared with the six months ended June 30, 2022.
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
•access to debt or equity markets if, and at the time, needed for any necessary future funding or to refinancing our 12.5% Notes;
•continuing review and appropriate adjustment of our cost structure consistent with our anticipated revenues and funding;
•continued ability to successfully develop Anaphylm and other product candidates in development;
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
•our ability to access funding through the Company's ATM facility and under the Lincoln Park Purchase Agreement; and
•the effects of the COVID-19 pandemic on our operations, operations of our key suppliers and third-party clinical and other service providers, our colleagues and contractors and debt equity and other capital market.
We expect to continue to manage business costs to appropriately reflect the anticipated general decline in Suboxone revenue, the unlikelihood of any proceeds from the KYNMOBI Monetization Agreement, and other external resources or factors affecting our business including, if available, net proceeds or future equity financing, other future access to the capital markets or other potential available sources of liquidity, as well as the uncertainties associated with the coronavirus pandemic. In doing so, we plan to continue to focus on the core drivers of value for our stockholders, including, more importantly, continued investments in our ongoing product development activities in support Anaphylm and AQST-108. Until profitability is achieved, if at all, additional capital and/or other financing or funding will be required, which could be material, to further advance the development and commercialization of Libervant, Anaphylm and AQST-108, if approved by the FDA for U.S. market access, and to meet our other cash requirements, including debt service, specifically our 12.5% Notes. We plan to conservatively manage our pre-launch spending as to both timing and level relating to Libervant in light of the tentative approval of Libervant by the FDA. In this regard and in light of our out-license of Sympazan, we expect to significantly reduce our cost on commercialization in 2023 compared to 2022. Even as such, we expect to incur losses and negative cash flows for the foreseeable future and, therefore, we expect to be dependent upon external financing and funding to achieve our operating plan.
The sufficiency of our short-term and longer-term liquidity is directly impacted by our level of operating revenues and our ability to achieve our operating plan for revenues, costs of development of our product candidates, regulatory approval in the time period planned for our product candidates and our ability to monetize other royalty streams or other licensed rights within planned timeframes, and there can be no assurance that we will be successful in any monetization transaction. Our operating revenues have fluctuated in the past and can be expected to fluctuate in the future. We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and we have a significant level of debt on which we have substantial ongoing debt repayment and debt service obligations and have principal repayments related to our 12.5% Notes due through the debt maturity date, which is further discussed in Note 13, 12.5% Senior Secured Notes and Loans Payable to our Condensed Consolidated Financial Statements. A substantial portion of our current and past revenues has been dependent upon our licensing, manufacturing and sales with one customer, Indivior, which is expected to continue, and it could take significantly longer than planned to achieve anticipated levels of cash flows to help fund our operations and cash needs.
To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience further dilution and the terms of these securities could include liquidation or other preferences (if and to the extent permitted under the

Table of Content
Indenture) that would adversely affect our stockholders’ rights. Our ability to secure additional equity financing is and could be significantly impacted by numerous factors including our operating performance and prospects, positive or negative developments in the regulatory approval process for our proprietary products, timely achievement of regulatory approval by the FDA for Libervant for U.S. market access, and there can be no assurance that we will receive such approval prior to the expiration in January 2027 of the orphan drug market exclusivity granted by the FDA to an FDA approved nasal spray, our existing level of debt which is secured by substantially all of our assets and associated debt repayment schedule, restriction under the Indenture, and general financial market conditions, and there can be no assurance that we will continue to be successful in raising capital or that any such needed financing will be available on favorable or acceptable terms, if at all. Additionally, while the potential economic impact brought on by and the duration of the coronavirus pandemic is difficult to assess or predict, the significant impact of the coronavirus pandemic on the global financial markets, and on our own stock trading price, may reduce our ability to access additional capital, which would negatively impact our short-term and longer-term liquidity.
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
As of June 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
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

Table of Content
operations, liquidity and available capital resources set forth in Part I, Item 1A of the Company’s 2022 Annual Report on Form 10-K.
We will need substantial additional capital to fund our operations, which may not be available on acceptable terms, if at all.
The Company’s cash requirements for 2023 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of our products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of June 30, 2023, we had $22.4 million of cash and cash equivalents.
On November 3, 2020, we entered into a Purchase and Sale Agreement (the "Monetization Agreement") with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management ("Marathon"). Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. We have received an aggregate amount of $50.0 million through June 30, 2023 under the Monetization Agreement.
Under the Monetization Agreement, additional aggregate contingent payments of up to $75.0 million may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125.0 million. Based on the current forecast of estimated KYNMOBI sales as of June 30, 2023, the Company likely will not receive any of the additional aggregate contingent payments under the Monetization Agreement.
With the upfront proceeds of the monetization, we repaid $22.5 million of the Senior Secured Notes due 2025 (the "12.5% Notes") and issued $4.0 million of new 12.5% Notes in lieu of paying a prepayment premium on the early repayment of the 12.5% Notes, reducing the aggregate principal balance of 12.5% Notes outstanding to $51.5 million. In addition, as of the closing of this monetization transaction, we issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of our Common Stock.
On October 7, 2021, we entered into the Fourth Supplemental Indenture in connection with the 12.5% Notes. Pursuant to the Fourth Supplemental Indenture, the amortization schedule for the 12.5% Notes has been amended to provide for the date of the first amortization payment to be extended to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of June 30, 2025 or the interest payment obligation due under the 12.5% Notes.
During the first quarter of 2023, the Company redeemed $5,647 of its outstanding 12.5% Notes. The Company also paid $353 in prepayment premium as result of the early retirement of debt which was reflected as a loss on extinguishment of debt. The prepayments along with the scheduled principal repayment in the first half of 2023 reduced the net balance of the 12.5% Notes outstanding in the aggregate to $38,975 as of June 30, 2023.
In 2019, we established an “at-the-market” ("ATM") facility, under which, from time to time, we may offer and sell shares of our Common Stock. In April 2022, we entered into a Purchase Agreement with Lincoln Park, under which, from time to time, we may cause Lincoln Park to purchase shares of our Common Stock.
We may not be able to raise additional capital or secure other funding on terms acceptable to us, or at all, and any failure to raise additional capital or other funding as and when needed for our cash requirements, including payments on our 12.5% Notes, would have a negative impact on our business, financial condition and prospects and on our ability to execute and achieve our business plan.
If adequate funds are not available for our liquidity needs and cash requirements as and when needed from the sources referred to above or otherwise, or at all, we would be required to engage in expense management activities such as reducing staff, delaying, significantly scaling back, or even discontinuing some or all of our current or planned research and development programs and clinical and other product development activities, or reducing our future commercialization efforts and otherwise significantly reducing our other spending and adjusting our operating plan, and we would need to seek to take other steps intended to improve our liquidity. We also may be required to evaluate additional licensing opportunities, if any become available, of our proprietary product candidate programs that we currently plan to self-commercialize or explore other potential liquidity opportunities or other alternatives or options or strategic alternatives, including asset sales, although we cannot assure that any of these actions would be available or available on reasonable terms. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing most if not all of their investment in the Company.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures

Table of Content
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

Aquestive Therapeutics, Inc. (REGISTRANT)

Date:	August 7, 2023	/s/ Daniel Barber
Daniel Barber
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2023	/s/ A. Ernest Toth, Jr.
A. Ernest Toth, Jr.
Chief Financial Officer
(Principal Financial Officer)