Form 10-Q
period 2023-09-30
Aquestive Therapeutics, Inc.
filed 2023-11-06
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of outstanding shares of the registrant’s common stock, par value of $0.001 per share (the "Common Stock"), as of the close of business on November 3, 2023 was 66,767,283.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
FORM 10-Q

Table of Content
PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (Unaudited)

AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$24,917	$27,273
Trade and other receivables, net	8,550	4,704
Inventories, net	7,079	5,780
Prepaid expenses and other current assets	1,911	2,131
Total current assets	42,457	39,888
Property and equipment, net	4,551	4,085
Right-of-use assets, net	5,669	5,211
Intangible assets, net	1,317	1,435
Other non-current assets	5,454	6,451
Total assets	$59,448	$57,070

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$9,994	$9,946
Accrued expenses	5,468	7,967
Lease liabilities, current	367	255
Deferred revenue, current	2,637	1,513
Liability related to the sale of future revenue, current	985	1,147
Loans payable, current	4,606	18,700
Total current liabilities	24,057	39,528
Loans payable, net	34,555	33,448
Liability related to the sale of future revenue, net	63,511	64,112
Lease liabilities	5,509	5,085
Deferred revenue	32,732	31,417
Other non-current liabilities	2,011	2,034
Total liabilities	162,375	175,624
Contingencies (Note 19)

Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; 66,740,765 and 54,827,734 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	67	55
Additional paid-in capital	207,972	192,598
Accumulated deficit	(310,966)	(311,207)
Total stockholders’ deficit	(102,927)	(118,554)
Total liabilities and stockholders’ deficit	$59,448	$57,070

See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$13,002	$11,463	$37,377	$36,998
Costs and expenses:
Manufacture and supply	4,798	4,625	16,152	14,081
Research and development	3,196	3,232	10,216	13,203
Selling, general and administrative	7,385	12,459	22,200	41,067
Total costs and expenses	15,379	20,316	48,568	68,351
Loss from operations	(2,377)	(8,853)	(11,191)	(31,353)
Other income/ (expenses):
Interest expense	(1,256)	(1,649)	(4,064)	(4,902)
Interest expense related to the sale of future revenue, net	(56)	(2,039)	(163)	(5,837)
Interest and other income (expense), net	1,514	5	16,156	34
Loss on extinguishment of debt	—	—	(353)	—
Net income (loss) before income taxes	(2,175)	(12,536)	385	(42,058)
Income taxes	(140)	—	144	—
Net income (loss)	$(2,035)	$(12,536)	$241	$(42,058)
Comprehensive income (loss)	$(2,035)	$(12,536)	$241	$(42,058)

Earnings (loss) per share attributable to common stockholders:
Basic (in dollars per share)	$(0.03)	$(0.23)	$—	$(0.90)
Diluted (in dollars per share)	$(0.03)	$(0.23)	$—	$(0.90)
Weighted average common shares outstanding:
Basic (in shares)	64,678,761	53,424,922	59,252,768	46,828,218
Diluted (in shares)	64,678,761	53,424,922	61,513,736	46,828,218

See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
Three Months Ended March 31 2023, June 30, 2023 and September 30, 2023
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/Deficit
	Shares	Amount

Balance at December 31, 2022	54,827,734	$55	$192,598	$(311,207)	$(118,554)
Common Stock issued under public equity offering	1,078,622	1	992	—	993
Costs of common stock issued under public equity offering	—	—	(77)	—	(77)
Share-based compensation expense	—	—	344	—	344
Vested restricted stock units	16,005		(8)		(8)
Other	—	—	(1)	—	(1)
Net Income	—	—	—	8,068	8,068
Balance at March 31, 2023	55,922,361	56	193,848	(303,139)	(109,235)
Common Stock issued upon warrant exercises	3,689,452	4	3,538	—	3,542
Common Stock issued under public equity offering	1,981,937	2	4,407	—	4,409
Costs of common stock issued under public equity offering	—	—	(235)	—	(235)
Shares issued under employee stock purchase plan	18,699	—	31	—	31
Share-based compensation expense	—	—	631	—	631
Vested restricted stock units	3,510	—	(3)	—	(3)
Other	—	—	1	—	1
Net loss	—	—	—	(5,792)	(5,792)
Balance at June 30, 2023	61,615,959	62	202,218	(308,931)	(106,651)
Common Stock issued upon warrant exercises	5,000,000	5	4,795	—	4,800
Common Stock issued under public equity offering	124,181	—	264	—	264
Costs of common stock issued under public equity offering	—	—	(80)	—	(80)
Share-based compensation expense	—	—	774	—	774
Options Exercised	625	—	1	—	1
Net loss	—	—	—	(2,035)	(2,035)
Balance at September 30, 2023	66,740,765	$67	$207,972	$(310,966)	$(102,927)

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
Three Months Ended March 31 2022, June 30, 2022 and September 30, 2022
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

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income (loss)	$241	$(42,058)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	878	1,990
Share-based compensation	1,749	3,667
Amortization of debt issuance costs and discounts	174	157
Interest expense related to the sale of future revenue, net	—	5,683
Other, net	(239)	60
Changes in operating assets and liabilities:
Trade and other receivables, net	(3,177)	1,257
Inventories, net	(1,299)	(2,687)
Prepaid expenses and other assets	1,217	2,111
Accounts payable	48	2,758
Accrued expenses and other liabilities	(3,469)	(2,357)
Deferred revenue	2,439	10,509
Loans payable	—	675
Net cash used for operating activities	(1,438)	(18,235)
Investing activities:
Capital expenditures	(979)	(998)
Additions to intangible assets	—	(1,500)
Net cash used for investing activities	(979)	(2,498)
Financing activities:
Proceeds from common stock issued under public equity offering, net	5,274	3,017
Proceeds from common stock issued under private equity offering, net	—	3,805
Proceeds from issuance and exercise of warrants	8,342	5,874
Proceeds from shares issued under employee stock purchase plan	31	15
Repayment of debt principal including lease liabilities	(12,548)	—
Premium paid to retire debt	(1,027)	(1,350)
Payments for taxes on share-based compensation	(11)	(3)
Net cash provided by financing activities	61	11,358
Net (decrease) increase in cash and cash equivalents	(2,356)	(9,375)
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	27,273	28,024
Cash and cash equivalents at end of period	$24,917	$18,649

Supplemental disclosures of cash flow information:
Cash payments for interest	$2,827	$4,828
See accompanying notes to the condensed consolidated financial statements.

Table of Content
AQUESTIVE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share information)

Note 1.    Company Overview and Basis of Presentation
(A) Company Overview
Aquestive Therapeutics, Inc. (together with its subsidiary, “we”, “Aquestive” or the “Company”) is a pharmaceutical company advancing medicines to solve patients' problems with current standards of care and provide transformative products to improve their lives. The Company is developing pharmaceutical products that deliver complex molecules through alternative administrations to invasive and inconvenient standard of care therapies. The Company has five licensed commercialized products which are marketed by its licensees in the U.S. and around the world. The Company is the exclusive manufacturer of these licensed products. The Company also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. The Company is advancing a product pipeline for the treatment of severe allergic reactions, including anaphylaxis. The Company has also developed a product pipeline focused on treating diseases of the central nervous system, or CNS. The Company’s production facilities are located in Portage, Indiana, and its corporate headquarters and primary research laboratory facilities are based in Warren, New Jersey.
(B) Equity Transactions
Equity Offering of Common Stock
On September 11, 2019, the Company established an “At-The-Market” ("ATM") facility pursuant to which the Company may offer up to $25,000 worth of shares of common stock, par value $0.001 per share, of the Company (the "Common Stock"). On November 20, 2020, the Company began utilizing the ATM facility. On March 26, 2021, the Company filed a prospectus supplement to offer up to an additional $50,000 worth of shares of Common Stock under the ATM (the “2021 Prospectus”). The 2019 registration statement covering the shares under the ATM expired under its terms on September 17, 2022. On September 7, 2022, the Company filed a prospectus supplement to register the offer and sale of up to $35,000 worth of shares of Common Stock pursuant to the Amended Equity Distribution Agreement with Piper Sandler Companies (successor to Piper Jaffray & Co.) under a shelf registration statement on Form S-3 (“Registration Statement No. 333-254775” or “the 2021 Registration Statement”), that was declared effective by the Securities and Exchange Commission (“SEC”) on April 5, 2021. The Company discontinued using the 2021 Prospectus upon the filing of the prospectus supplement on September 7, 2022.
For the nine months ended September 30, 2023, the Company sold 3,184,740 shares of Common Stock under the ATM which provided net proceeds of approximately $5,274 after deducting commissions and other transaction costs of $392. This ATM facility has approximately $27,750 worth of shares of Common Stock available at September 30, 2023. For the nine months ended September 30, 2022, the Company sold 1,906,350 shares which provided net proceeds of approximately $3,017 after deducting commissions and other transaction costs of $237.
On April 12, 2022, the Company entered into a purchase agreement (the "Lincoln Park Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), which provides that, upon the terms and subject to the conditions and limitations set forth in the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of Common Stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that the Company will not issue, and Lincoln Park will not purchase, shares of Common Stock if it would result in Lincoln Park's beneficial ownership exceeding 9.99% of the Company’s then outstanding Common Stock. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s Common Stock. In 2022, the Company sold 1,600,000 shares, in addition to 236,491 commitment shares, which provided proceeds of approximately $1,987 in connection with the Lincoln Park Purchase Agreement. The Company did not sell shares in connection with the Lincoln Park Purchase Agreement in the nine months ended September 30, 2023.
On June 6, 2022, the Company entered into securities purchase agreements (the "Securities Purchase Agreements") with certain purchasers named therein. The Securities Purchase Agreements provided for the sale and issuance by the Company of an aggregate of: (i) 4,850,000 shares of Common Stock, (ii) pre-funded warrants to purchase up to 4,000,000 shares of Common Stock and (iii) Common Stock warrants (the "Common Stock Warrants") to purchase up to 8,850,000 shares of Common Stock. The Company received net proceeds of approximately $7,796, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company used the net proceeds from the offering for general corporate purposes. The pre-funded warrants were fully exercised in 2022. On June 14, 2023, warrants to purchase

Table of Content
3,689,452 shares of Common Stock issued pursuant to the Securities Purchase Agreements were exercised with proceeds paid to the Company thereon of approximately $3,542.
On August 1, 2023, the Company entered into an Inducement Offer to Exercise Common Stock Purchase Warrants (the “Letter Agreement”) with the holder (the “Exercising Holder”) of the remaining warrants to purchase 5,000,000 shares of Common Stock (the “Existing Warrants”) under the Securities Purchase Agreements. Pursuant to the Letter Agreement, the Exercising Holder and the Company agreed that the Exercising Holder would exercise all of its Existing Warrants for shares of Common Stock underlying the Existing Warrants at $0.96 per share of Common Stock, the current exercise price of the Existing Warrants. Under the Letter Agreement, in consideration of the Exercising Holder exercising the Existing Warrants, the Company issued to the Exercising Holder new warrants to purchase up to an aggregate of 2,750,000 shares of Common Stock (the “New Warrants”). The New Warrants are exercisable after February 2, 2024, expire on February 2, 2029 and are issuable only for cash, subject to exception if the shares of Common Stock underlying the New Warrants are not registered in accordance with the terms of the Letter Agreement, in which case the New Warrants may also be exercised, in whole or in part, at such time by means of a “cashless exercise”. The New Warrants have an exercise price of $2.60 per share. On August 2, 2023, 5,000,000 of the Existing Warrants were exercised pursuant to the Securities Purchase Agreements with the Exercising Holder, with the Company receiving gross proceeds therefrom of $4,800. In total, warrants to exercise 8,689,452 shares of Common Stock issued pursuant to the Securities Purchase Agreements, with proceeds of approximately $8,342 paid to the Company thereon, were exercised during the nine months ended September 30, 2023.
(C) Nasdaq Stock Market Notifications
On December 30, 2022, the Company received a notice from the Nasdaq Stock Market (“Nasdaq”) that the Company was not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of the Company’s Common Stock had been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”). The notification of noncompliance had no immediate effect on the listing or trading of the Company’s Common Stock on The Nasdaq Global Market. The Company had 180 calendar days, or until June 28, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the minimum bid price of the Company’s Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. On April 13, 2023, the Company received a notice from Nasdaq informing the Company that it had regained compliance with Nasdaq’s Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market, as the minimum bid price of the Company’s Common Stock had met or exceeded $1.00 per share for a minimum of ten consecutive business days during this 180-day calendar period.
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

Table of Content
standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.
Recent Accounting Pronouncements Adopted as of September 30, 2023:
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), amending existing guidance on the accounting for credit losses on financial instruments within its scope. The guidance provides for use of a forward-looking expected loss model for estimating credit losses, replacing the incurred loss model that is based on past events and current conditions. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The Company adopted the new guidance on January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The accounting standard update was issued to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The Company adopted the new guidance on January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50) Disclosure of Supplier Finance Program Obligations, to increase the transparency of supplier finance programs regarding the use of such programs by the buyer party (that is, the disclosing entity) and the programs’ effects on an entity’s working capital, liquidity, and cash flows. ASU 2022-04 is effective for all entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The requirement on rollforward information is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Adopted as of September 30, 2023:
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This Accounting Standards Update was issued to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. Among other provisions, the amendments in this ASU significantly change the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity such that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants, will require liability treatment. More specifically, the ASU reduces the number of models that may be used to account for convertible instruments from five to three, amends diluted EPS calculations for convertible instruments, modifies the requirements for a contract that may be settled in an entity’s own shares to be classified in equity and requires expanded disclosures intended to increase transparency. These amendments will be effective for the Company beginning January 1, 2024, with early adoption of the amendments permitted. The Company is currently evaluating the impact from the adoption of ASU 2020-06 on its consolidated financial statements but does not expect to have a material impact on the Company’s consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This Accounting Standards Update was issued to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, and to introduce new disclosure requirements for such equity securities. These amendments will be effective for the Company beginning January 1, 2024, with early adoption of the amendments permitted. The Company is currently evaluating the impact from the adoption of ASU 2020-06 on its consolidated financial statements but does not expect to have a material impact on the Company’s consolidated financial statements.
Note 3.    Risks and Uncertainties
The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for 2023 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of September 30, 2023, the Company had $24,917 of cash and cash equivalents.
The Company has experienced a history of net losses in prior periods. The Company’s accumulated deficits totaled $(310,966) as of September 30, 2023. The net losses and accumulated deficits were partially offset by gross margins from

Table of Content
license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company’s funding requirements have been met by its cash and cash equivalents, as well as its existing equity and debt offerings, including the 12.5% Senior Secured Notes (as hereinafter defined).
The Company began utilizing its ATM facility in November 2020. Since inception to September 30, 2023, the Company sold 13,526,697 shares of Common Stock which generated net cash proceeds of approximately $44,979, net of commissions and other transaction costs of $2,476. For the nine months ended September 30, 2023, the Company sold 3,184,740 shares of Common Stock which provided net proceeds of approximately $5,274, net of commissions and other transaction costs of $392. This ATM facility has approximately $27,750 worth of shares of Common Stock available at September 30, 2023.
While the Company’s ability to execute its business objectives and achieve profitability over the longer term cannot be assured, the Company’s on-going business, existing cash, expense management activities, including, but not limited to potentially ceasing nearly all R&D activities, refinancing the 12.5% Senior Secured Notes, as well as access to the equity capital markets, including through its ATM facility and under the Lincoln Park Purchase Agreement, provide near term liquidity for the Company to fund its operating needs, including making the interest payments on the 13.5% Senior Secured Notes, for at least the next twelve months as it continues to execute its business strategy. See Note 13, 12.5% Senior Secured Notes and Loans Payable and Note 20, Subsequent Events for details.
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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the current revenue recognition standard. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. At contract inception, the Company assesses the goods promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a distinct good. When identifying performance obligations, the Company considers all goods or services promised in a contract regardless of whether explicitly stated in the contract or implied by customary business practice. The Company’s performance obligations consist mainly of transferring goods and services identified in the contracts, purchase orders or invoices.
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

Table of Content
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
Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some, or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements. In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Condensed Consolidated Balance Sheet. As of September 30, 2023, and December 31, 2022, such contract assets were $1,744 and $2,139, respectively, consisting primarily of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with 3rd parties.
Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Condensed Consolidated Balance Sheet. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of September 30, 2023 and December 31, 2022, such contract liabilities were $35,369 and $32,930, respectively.
The Company’s revenues were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Manufacture and supply revenue	$11,409	$8,411	$32,807	$27,456
License and royalty revenue	1,103	376	3,503	1,434
Co-development and research fees	490	395	1,067	1,039
Proprietary product sales, net	—	2,281	—	7,069
Total revenues	$13,002	$11,463	$37,377	$36,998

Table of Content
Disaggregation of Revenue
The following table provides disaggregated net revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$9,894	$9,078	$25,372	$31,416
Ex-United States	3,108	2,385	12,005	5,582
Total revenues	$13,002	$11,463	$37,377	$36,998
Ex-United States revenues are derived primarily from Hypera Pharma (“Hypera”) and Indivior Inc. (“Indivior”) for product manufactured for markets outside of the United States.
Trade and other receivables, net consist of the following:

	September 30, 2023	December 31, 2022
Trade receivables	$6,846	$3,274
Contract and other receivables	1,744	2,139
Less: allowance for doubtful accounts	(40)	(40)
Less: sales-related allowances	—	(669)
Trade and other receivables, net	$8,550	$4,704
The following table presents the changes in the allowance for doubtful accounts:

	September 30, 2023	December 31, 2022
Allowance for doubtful accounts at beginning of the period	$40	$40
Additions charged to expense	—	—
Write-downs charged against the allowance	—	—
Allowance for doubtful accounts at end of the period	$40	$40
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
The following table provides a summary of activity with respect to sales-related allowances and accruals for the nine months ended September 30, 2023:

Total Sales-Related Allowances

Balance at December 31, 2022	$669
Provision	—
Payments / credits	(87)
Reclassifications	$(582)
Balance at September 30, 2023	$—
Total reductions of gross product sales from sales-related allowances and accruals were $0 for the nine months ended September 30, 2023 due to the outlicensing of Sympazan. Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction of trade receivables and accruals for wholesaler service fees, co-pay support redemptions and

Table of Content
rebates as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and Accounts payable and accrued expenses were $0 and $659, respectively, as of September 30, 2023, and $669 and $1,012, respectively, as of December 31, 2022.
Concentration of Major Customers
Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the nine months ended September 30, 2023, Indivior represented approximately 79% of total revenue. As of September 30, 2023, Indivior and Assertio Holdings, Inc. (“Assertio”) represented 71% and 10%, respectively, of outstanding receivables. For the nine months ended September 30, 2022, Indivior represented approximately 75% of total revenue. As of December 31, 2022, Indivior and Cardinal Health represented 60% and 12%, respectively, of total trade and other receivables.
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
Effective as of March 2, 2023, the Company and Indivior entered into Amendment No. 11 to the Indivior License Agreement (the “Indivior Amendment”). The Indivior Amendment was entered into for the primary purpose of amending the Agreement as follows: (i) extending the term of the Agreement until August 16, 2026 and thereafter providing for automatic renewal terms of successive one year periods unless Indivior delivers notice to the Company, at least twelve months prior to the expiration of the then current term, of Indivior’s intent not to renew, subject to the earlier termination rights of the parties under the Agreement, and providing that the Agreement will not automatically renew for any renewal term beginning after the expiration of the last to expire of the product patents covered under the Indivior License Agreement; and (ii) agreeing to transfer pricing and payment terms for supplied product under the Indivior License Agreement.
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

Table of Content
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
License Agreement with Sunovion Pharmaceuticals, Inc.
On April 1, 2016, the Company entered into a license agreement with Cynapsus Therapeutics Inc. (which was later succeeded to in interest by Sunovion Pharmaceuticals, Inc.), referred to as the Sunovion License Agreement, pursuant to which Sunovion obtained an exclusive, worldwide license (with the right to sub-license) to certain intellectual property, including existing and future patents and patent applications, covering all oral films containing apomorphine for the treatment of off episodes in Parkinson’s disease patients. Sunovion used this intellectual property to develop its apomorphine product KYNMOBI®, which was approved by the FDA on May 21, 2020. This approval triggered Sunovion’s obligation to remit a payment of $4,000 due on the earlier of: (a) the first day of product availability at a pharmacy in the United States; or (b) within six months of FDA approval of the product. This amount was received as of September 30, 2020 and was included in License and royalty revenues for the twelve months ended December 31, 2020.
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
On October 23, 2020, the Company amended the Sunovion License Agreement to clarify the parties” agreement with respect to certain provisions in the Sunovion License Agreement, specifically the date after which Sunovion has the right to terminate the Sunovion License Agreement and the rights and obligations of the parties regarding the prosecution and maintenance of the Company’s patents covered under the Sunovion License Agreement.
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
Purchase and Sale Agreement with an affiliate of Marathon Asset Management
On November 3, 2020, the Company entered into a Purchase and Sale Agreement (the “Monetization Agreement”) with MAM Pangolin Royalty, LLC, an affiliate of Marathon Asset Management (“Marathon”). Under the terms of the Monetization Agreement, we sold to Marathon all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI. In exchange for the sale of these rights, we received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through September 30, 2023 under the Monetization Agreement.
Under the Monetization Agreement, additional contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current public forecast by Sunovion of estimated KYNMOBI sales as of September 30, 2023, the Company likely will not receive any of the additional contingent payments under the Monetization Agreement. See Note 15, Sale of Future Revenue for further details on the accounting for the Monetization Agreement.

Table of Content
Agreement to Terminate CLA with Zevra Therapeutics, Inc. (formerly KemPharm, Inc.)
In March 2012, the Company entered into an agreement with Zevra Therapeutics Inc. (formerly KemPharm, Inc.) (“Zevra”) to terminate a Collaboration and License Agreement entered into by the Company and Zevra in April 2011. Under this termination arrangement, the Company has the right to participate in any and all value that Zevra may derive from the commercialization or any other monetization of Zevra’s KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving Zevra and collaborations, royalty arrangements, or other transactions from which Zevra may realize value from these compounds or their derivatives.
Licensing and Supply Agreement with Haisco for Exservan™ (Riluzole Oral Film) for ALS Treatment in China
The Company entered into a License, Development and Supply Agreement with Haisco, a Chinese limited company listed on the Shenzhen Stock Exchange, effective as of March 3, 2022 (the “Haisco Agreement”), pursuant to which Aquestive granted Haisco an exclusive license to develop and commercialize Exservan™ (riluzole oral film) for the treatment of amyotrophic lateral sclerosis, or ALS (“Exservan”), in China. Under the terms of the Haisco Agreement, Aquestive will serve as the exclusive sole manufacturer and supplier for Exservan in China. Under the Haisco Agreement, as amended, the Company received a $7,000 upfront cash payment in September 2022, and will receive regulatory milestone payments and double-digit royalties on net sales of Exservan in China and earn manufacturing revenue upon the sale of Exservan in China.
Compensatory Arrangements of Certain Officers
On May 17, 2022, the Company announced that Keith J. Kendall, former President and Chief Executive Officer of the Company, was leaving the Company and the Company’s Board of Directors, effective May 17, 2022. In connection with his departure, Mr. Kendall and the Company entered into a Separation Agreement, including a Consulting Agreement (collectively, the “Separation Agreement”), dated as of May 17, 2022. Pursuant to the Separation Agreement, Mr. Kendall’s employment with the Company ceased effective as of May 17, 2022 (the “Termination Date”). Under the Separation Agreement, Mr. Kendall received the following principal severance benefits, contingent upon Mr. Kendall’s compliance with a customary release of claims entered into at the time: (i) a cash payment consisting of the sum of any previously unpaid base salary through the Termination Date and any accrued and unused vacation time for the 2022 calendar year; (ii) a cash payment consisting of his pro-rata portion of his target bonus in the amount of $280; (iii) a cash payment in the amount of $150, representing 90 days of his base pay in lieu of the required notice period under Mr. Kendall’s employment agreement; (iv) severance payments consisting of (a) a cash payment of $263, which represents an acceleration of the first three installments of Mr. Kendall’s 18 months severance which he is entitled to under his employment agreement; (b) monthly severance payments of $53 per month for the first through the seventh months following the Termination Date; (c) $70 paid for the eighth month after the Termination Date; and (d) monthly severance payments of $88 for the ninth through eighteenth months following the Termination Date; (v) accelerated vesting of unvested outstanding equity awards, with options remaining exercisable for the duration of the stated term of each award; and (vi) continuing coverage under the Company’s group health and life insurance plans at the same levels and on the same terms and conditions as are provided to similarly-situated executives, for a period of 18 months. Under the terms of the Separation Agreement, Mr. Kendall served as a consultant to the Company, on an as-needed basis, providing transition services, strategic planning, financial planning, merger and acquisition advice and consultation, for a period of time from the Separation Date to December 31, 2022. For these services, Mr. Kendall received a consulting fee of $10 per month.
Licensing and Supply Agreement with Atnahs Pharma UK Limited
The Company entered into a License and Supply Agreement with Atnahs Pharma UK Limited, a company registered in England and Wales (“Pharmanovia”), effective as of September 26, 2022 (the “Pharmanovia Agreement”), pursuant to which the Company granted Pharmanovia an exclusive license to certain of the Company’s intellectual property to develop and commercialize Libervant™ (diazepam) Buccal Film for the treatment of prolonged or acute, convulsive seizures in all ages in certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa (the “Territory”) during the term of the Pharmanovia Agreement. Under the Pharmanovia Agreement, Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and the Company will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory. Pursuant to the Pharmanovia Agreement, the Company received $3,500 upon agreement execution and, upon the occurrence of certain conditions set forth in the Pharmanovia Agreement, will receive additional milestone payments and profit shares, as well as manufacturing fees and royalty fees through the expiration of the Pharmanovia Agreement. Effective March 27, 2023, the Company amended the Pharmanovia Agreement (the “Pharmanovia Amendment”) to expand the scope of territory for the license of Libervant to cover the rest of the world, excluding the U.S., Canada and China. Under the Pharmanovia Amendment, Pharmanovia will be responsible for seeking applicable regulatory approval in the expanded territories, which includes Latin America, Africa and Asia Pacific. Pursuant to the terms of the Pharmanovia Amendment, the Company received a non-refundable payment of $2,000 from Pharmanovia in connection with the execution of the Pharmanovia Amendment.

Table of Content
Licensing Agreement with Assertio Holdings, Inc.
Effective as of October 26, 2022, the Company entered into a License Agreement with Otter Pharmaceuticals, LLC, a subsidiary of Assertio to license Sympazan® (clobazam) oral film for the adjunctive treatment of seizures associated with Lennox‐Gastaut syndrome in patients aged two years of age and older (the “Assertio Agreement”). Under the terms of the Assertio Agreement, the Company granted to Assertio an exclusive, worldwide license of its intellectual property for Sympazan during the term of the Assertio License Agreement for an upfront payment of $9,000. In addition, Aquestive received a $6,000 milestone payment subsequent to Aquestive’s receipt of a notice of allowance from the United States Patent and Trademark Office (PTO) of the Company’s patent application U.S. Serial No. 16/561,573, and payment by the Company of the related allowance fee. The Company received the notice of allowance from the PTO and paid the related allowance fee on October 27, 2022. Further, under the Assertio Agreement, the Company will receive royalties from Assertio for the sale of the product through the expiration of the Assertio Agreement. The Company also entered into a long-term supply agreement with Assertio for Sympazan pursuant to which the Company is the exclusive sole worldwide manufacturer and supplier of the product and will receive manufacturing fees from Assertio for the product through the expiration of such supply agreement.
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
On August 1, 2023, the Company entered into the Letter Agreement with the Exercising Holder of the remaining warrants to purchase 5,000,000 of the shares of Common Stock. Pursuant to the Letter Agreement, the Exercising Holder and the Company agreed that the Exercising Holder would exercise all of its Existing Warrants for shares of Common Stock underlying the Existing Warrants at $0.96 per share of Common Stock, the current exercise price of the Existing Warrants. Under the Letter Agreement, in consideration of the Exercising Holder exercising the Existing Warrants, the Company issued to the Exercising Holder new warrants to purchase up to an aggregate of 2,750,000 shares of Common Stock (the “New

Table of Content
Warrants”). Those warrants were valued based on Level 3 inputs and their fair value was based primarily on an independent third-party appraisal prepared as of the grant date consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide. See Note 14, Warrants for further information on these warrants.
Note 7.    Inventories, Net
The components of Inventory, net are as follows:

	September 30, 2023	December 31, 2022
Raw material	$1,902	$1,899
Packaging material	3,427	2,914
Finished goods	1,750	967
Total inventory, net	$7,079	$5,780
Note 8.    Property and Equipment, Net

	Useful Lives	September 30, 2023	December 31, 2022
Machinery	3-15 years	$20,176	$19,810
Furniture and fixtures	3-15 years	769	769
Leasehold improvements	(a)	21,386	21,375
Computer, network equipment and software	3-7 years	2,627	2,627
Construction in progress		2,305	1,467
		47,263	46,048
Less: accumulated depreciation and amortization		(42,712)	(41,963)
Total property and equipment, net		$4,551	$4,085
(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.
Total depreciation, amortization, and impairment related to property and equipment was $218 and $557 for the three months ended September 30, 2023 and 2022, respectively. For the respective nine month periods, these expenses totaled $760 and $1,926.
Note 9.    Right-of-Use Assets and Lease Obligations
The Company leases all realty used at its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of these three leases include the characteristics specified in ASC 842, Leases, which require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases, as amended, provide remaining terms between 4.5 and 10.0 years, including renewal options expected to be exercised to extend the lease periods.
During the nine months ended September 30, 2023, the Company recognized a lease supporting its manufacturing facilities as a finance lease. Commitments under finance leases are not significant, and are included in Property and equipment, net, Loans payable, current and Loans payable, net on the consolidated balance sheet.
The Company does not recognize a right-to use asset and lease liability for short-term leases, which have terms of 12 months or less on its consolidated balance sheet. For longer-term lease arrangements that are recognized on the Company’s consolidated balance sheet, the right-of-use asset and lease liability is initially measured at the commencement date based upon the present value of the lease payments due under the lease. These payments represent the combination of the fixed lease and fixed non-lease components that are due under the arrangement. The costs associated with the Company’s short-term leases, as well as variable costs relating to the Company’s lease arrangements, are not material to the Company’s financial results.
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
The Company’s lease costs are recorded in manufacture and supply, research and development and selling, general and administrative expenses in its Consolidated Statements of Operations and Comprehensive Income (Loss). For the three and nine

Table of Content
months ended September 30, 2023, total operating lease expenses totaled $438 and $1,308, respectively, including variable lease expenses such as common area maintenance and operating costs of $109 and $338, respectively. For the three and nine months ended September 30, 2022, total operating lease expenses totaled $424 and $1,267, respectively, including variable lease expenses such as common area maintenance and operating costs of $110 and $333, respectively.

Maturities of the Company’s operating lease liabilities are as follows:

Remainder of 2023	$303
2024	1,230
2025	1,266
2026	1,300
2027 and thereafter	6,318
Total future lease payments	10,417
Less: imputed interest	(4,541)
Total operating lease liabilities	$5,876
Note 10.    Intangible Assets, Net
The following table provides the components of identifiable intangible assets, all of which are finite lived:

	September 30, 2023	December 31, 2022
Purchased intangible	$3,858	$3,858
Purchased patent	509	509
	4,367	4,367
Less: accumulated amortization	(3,050)	(2,932)
Intangible assets, net	1,317	1,435
Amortization expense was $39 and $39 for each of the three-month periods ended September 30, 2023 and 2022. For the corresponding nine-month periods, these expenses totaled $117 and $64, respectively. During the remaining life of the purchased intangible assets, estimated amortization expense is $39 for the remainder of 2023 and $156 in 2024, respectively.
Note 11.    Other Non-current Assets
The following table provides the components of other non-current assets:

	September 30, 2023	December 31, 2022
Royalty receivable	4,000	5,000
Other	1,454	1,451
Total other non-current assets	$5,454	$6,451
During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the eight $1,000 annual minimum guaranteed royalty payments that are due to the Company. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded it was not transferred. Royalty receivable consists of five annual minimum payments due from Sunovion, the last of which is due in March 2028. The current portion of the royalty receivable is included in Trade and other receivables, net. See Note 15, Sale of Future Revenue for further details on how this receivable relates to the Monetization Agreement transaction.

Table of Content
Note 12.    Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
Accrued compensation	$2,831	$6,389
Real estate and personal property taxes	377	322
Accrued distribution expenses and sales returns provision	659	1,012
Other	1,601	244
Total accrued expenses	$5,468	$7,967
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
On November 3, 2020, the Company entered into the First Supplemental Indenture (the “First Supplemental Indenture” and, together with all other subsequent supplemental indentures and the Base Indenture, collectively, the “Indenture”) by and among the Company and U.S. Bank National Association, as Trustee (the “Trustee”) and Collateral Agent thereunder to the Base Indenture, by and between the Company and the Trustee. Under the Second Supplemental Indenture, the Company repaid $22,500 of its $70,000 outstanding 12.5% Notes from the upfront proceeds received under the Monetization Agreement. Further, the Company entered into an additional Purchase Agreement with its lenders whereby the Company issued in aggregate $4,000 of additional 12.5% Notes (the “Additional Notes”) in lieu of paying a prepayment premium to two lenders on the early repayment of the 12.5% Notes discussed above. The result of these two transactions reduced the net balance of the Company’s 12.5% Notes outstanding in the aggregate to $51,500 at December 31, 2020. The $4,000 principal issuance would be repaid proportionally over the same maturities as the other 12.5% Notes. The Company also paid one of its lenders a $2,250 premium as result of the early retirement of debt.
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
The First Supplemental Indenture contains a provision whereby, as the Company receives any cash proceeds from the Monetization Agreement, each noteholder has the right to require the Company to redeem all or any part of such noteholder's outstanding 12.5% Notes at a repurchase price in cash equal to 112.5% of the principal amount, plus accrued and unpaid interest. This repurchase offer is capped at 30% of the cash proceeds received by the Company as the contingent milestones are attained, if any, up through June 30, 2025. A valuation study was performed by an independent third party appraiser and updated as of September 30, 2023. Based on the valuation study, the put option is valued at $0.00 and has been recorded in Other non-current liabilities. The embedded put option is deemed to be a derivative under ASC 815, Derivatives and Hedging, which requires the recording of the embedded put option at fair value and subject to remeasurement at each reporting period. In addition, as of the closing of this transaction, the Company issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of its Common Stock.
On August 6, 2021, pursuant to the Third Supplemental Indenture, the holders of the 12.5% Notes extended to June 30, 2022 from December 31, 2021, the Company’s ability to access, at the Company’s option, $30,000 of the 12.5% Notes re-openers under the Indenture. Under the Third Supplemental Indenture, the first $10,000 of 12.5% Notes re-openers represented a commitment of such amount by current holders of the 12.5% Notes, at the option of the Company, contingent upon FDA approval of the Company’s product candidate Libervant (the "First Additional Securities"). In addition, under the Third Supplemental Indenture, a second $20,000 12.5% Notes re-opener represented a right, at the Company’s option, to market to current holders of the Company’s 12.5% Notes, and or other noteholders, additional 12.5% Notes up to such amount, contingent upon FDA approval of Libervant for U.S. market access (the "Second Additional Securities"). Under the Third Supplemental Indenture, the Company agreed that, if and to the extent that the Company accessed these re-openers, it would

Table of Content
grant to the noteholders warrants to purchase up to 714,000 shares of Common Stock, with the strike price calculated based on the 30-day volume weighted average closing price of the Common Stock at the warrant grant date.
On October 7, 2021, the Company entered into the Fourth Supplemental Indenture, pursuant to which the amortization schedule for the 12.5% Notes was amended to provide for the date of the first amortization payment to be extended from September 30, 2021 to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of the 12.5% Notes or the interest payment obligation due under the 12.5% Notes. In connection with the Fourth Supplemental Indenture, the Company entered into a Consent Fee Letter with the holders of the 12.5% Notes (the “Consent Fee Letter”), pursuant to which the Company agreed to pay the holders of the 12.5% Notes an additional cash payment ("Consent Fee") of $2,700 in the aggregate, payable in four quarterly payments beginning May 15, 2022. Additionally, the Company recognized a loss on the extinguishment of debt of $13,822 for fees and expenses related to the Fourth Supplemental Indenture during the fourth quarter of 2021. As of September 30, 2023, the Company paid its $2,700 Consent Fee payment to the holders of the 12.5% Notes in full.
On May 13, 2022, pursuant to the Fifth Supplemental Indenture, the holders of the 12.5% Notes further extended to March 31, 2023 from June 30, 2022, the Company’s ability to access, at the Company’s option, $30,000 of 12.5% Notes re-openers under the Indenture, subject to the full approval of Libervant by the FDA for market access in the United States. Because FDA approval for U.S. market access was not obtained by March 31, 2023, the Company’s option to access the re-openers expired on such date.
The 12.5% Notes provide a stated fixed interest rate of 12.5%, payable quarterly in arrears, with the final quarterly principal repayment of the 12.5% Notes due at maturity on June 30, 2025. As of September 30, 2023, the Company recorded its principal payment obligations as Loans payable, current and Loans payable, net on its Condensed Consolidated Balance Sheet.
The Company may elect, at its option, to redeem the 12.5% Notes at any time at premiums that range from 101.56% of outstanding principal if prepayment occurs on or after the fifth anniversary of the issue date of the Initial Notes to 112.50% if payment occurs during the third year after the issuance of the 12.5% Notes. The Indenture also includes change of control provisions under which the Company may be required to redeem the 12.5% Notes at 101% of the remaining principal plus accrued interest at the election of the noteholders.
During the first quarter of 2023, the Company redeemed $5,647 of its outstanding 12.5% Notes. The Company also paid $353 in prepayment premium as result of the early retirement of debt which was reflected as a loss on extinguishment of debt. The prepayments along with the scheduled principal repayments made during 2023 reduced the net balance of the 12.5% Notes outstanding in the aggregate to $38,975 as of September 30, 2023. In accordance with the third quarter invoice, the third quarter principal and interest payments of $4,585 and $1,218, respectively, were made on October 2, 2023.
The Company capitalizes legal and other third-party costs incurred in connection with obtaining debt as deferred debt issuance costs and applies the unamortized portion as a reduction of the outstanding face amount of the related loan. Similarly, the Company amortizes debt discounts, such as those represented by warrants issued to its lenders, and offsets those as a direct reduction of its outstanding debt. Amortization expense arising from deferred debt issuance costs and debt discounts related to the 12.5% Notes for the three and nine months ended September 30, 2023 were $3 and $11, respectively, while comparative amortization expense for the three and nine months ended September 30, 2022 were $4 and $12, respectively. Unamortized deferred debt issuance costs and deferred debt discounts totaled $16 and $27 as of September 30, 2023 and December 31, 2022, respectively.
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
A debt maturity table prior to the refinancing of the Company's debt on November 1, 2023 and described in Note 20, Subsequent Events is presented below:

Remainder of 2023	$9,171
2024	19,487
2025	10,317
Total	$38,975
In line with the debt refinancing as discussed in Note 20, Subsequent Events and in accordance with ASC 470, Debt, the amounts for the Loans payable, current and Loans payable, net have been adjusted such that Loans payable, current reflects the current portion of the principal payment on the 12.5% Senior Secured notes due and paid on October 2, 2023 in the amount of $4,585, paid out of working capital, and the Loans payable, net of $34,390 represents the amount that has been repaid from

Table of Content
the net proceeds of the Company's offering of its new 13.5% Senior Secured Notes due 2028 (the “13.5% Notes”) refinancing transaction.
A revised debt maturity table subsequent to the debt refinancing on November 1, 2023 is presented below.

Remainder of 2023	$—
2024	—
2025	—
2026	9,540
2027	14,535
2028	20,925
Total	$45,000
Note 14.    Warrants
Warrants Issued to 12.5% Senior Secured Noteholders
Warrants that were issued in conjunction with the Initial Notes (the “Initial Warrants”) and Additional Notes (the “Additional Warrants”) expire on June 30, 2025 and entitled the noteholders to purchase up to 2,143,000 shares of Common Stock and included specified registration rights. Management estimated the fair value of the Initial Warrants to be $6,800 and the Additional Warrants to be $735, each based on an assessment by an independent third-party appraiser. The fair value of the respective warrants was treated as a debt discount, amortizable over the term of the respective warrants, with the unamortized 12.5% Notes portion applied to reduce the aggregate principal amount of the 12.5% Notes in the Company’s unaudited Condensed Consolidated Balance Sheet. Additionally, since the Initial Warrants and Additional Warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the warrants, except in the case of a “cash change in control”, the fair value attributed to the warrants is presented in Additional Paid-in Capital in the Company’s unaudited Condensed Consolidated Balance Sheet. There were no warrants exercised as it relates to the Initial Warrants and the Additional Warrants during the nine months ended September 30, 2023 or 2022, respectively.
Warrants Issued Under Securities Purchase Agreements
In June 2022, the Company issued pre-funded warrants and Common Stock warrants to certain purchasers in connection with the Securities Purchase Agreements. The pre-funded warrants entitled purchasers to purchase up to 4,000,000 shares of Common Stock and were exercised in full during the year ended December 31, 2022. The Common Stock warrants expire on June 8, 2027 and entitled the purchasers to purchase up to 8,850,000 shares of Common Stock at a price ranging from $0.96 to $1.09 per share. Management estimated the fair value of the pre-funded warrants and Common Stock warrants to be $5,874 based on an assessment by an independent third-party appraiser. The fair value of the pre-funded and Common Stock warrants is treated as equity and presented in Additional Paid-in Capital in the Company’s unaudited Condensed Consolidated Balance Sheet. On June 14, 2023, 3,689,452 Common Stock warrants issued pursuant to the Securities Purchase Agreements were exercised with proceeds of approximately $3,542.
On August 1, 2023, the Company entered into the Letter Agreement with the Exercising Holder of 5,000,000 of the remaining Common Stock Warrants. Pursuant to the Letter Agreement, the Exercising Holder and the Company agreed that the Exercising Holder would exercise all of its Existing Warrants for shares of Common Stock underlying the Existing Warrants at $0.96 per share of Common Stock, the current exercise price of the Existing Warrants. Under the Letter Agreement, in consideration of the Exercising Holder exercising the Existing Warrants, the Company issued to the Exercising Holder new warrants to purchase up to an aggregate of 2,750,000 shares of Common Stock (the “New Warrants”). The New Warrants are exercisable after February 2, 2024, expire on February 2, 2029 and are issuance only for cash, subject to exception if the shares of Common Stock underlying the New Warrants are not registered in accordance with the terms of the Letter Agreement, in which case the New Warrants may also be exercised, in whole or in part, at such time by means of a "cashless exercise". The New Warrants have an exercise price of $2.60 per share. On August 2, 2023, 5,000,000 of the Existing Warrants were exercised pursuant to the Securities Purchase Agreement with the Exercising Holder, with the Company receiving gross proceeds therefrom of $4,800. In total, 8,689,452 Common Stock warrants issued pursuant to the Securities Purchase Agreements with proceeds of approximately $8,342 were exercised during the nine months ended September 30, 2023.
In addition to the warrants to purchase 2,750,000 shares of Common Stock described above, there remain outstanding warrants to purchase 160,548 shares of Common Stock of $1.09 of the original warrants to purchase 8,850,000 shares of Common Stock issued in connection with the Securities Purchase Agreements. Lastly, there are warrants to purchase 1,714,429

Table of Content
shares of Common Stock outstanding related to the original issuance of the 12.5% Notes prior to the debt refinancing described above in this Note 14.
Note 15.    Sale of Future Revenue
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through September 30, 2023 under the Monetization Agreement.
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
As royalties are remitted to Marathon from Sunovion, the collection of the royalty receivable and balance of the liability related to the sale of future revenue will be effectively repaid over the life of the agreement. In order to determine the amortization of the liability related to the sale of future revenue, the Company is required to estimate the total amount of future royalty and milestone payments to Marathon over the life of the Monetization Agreement and contingent milestone payments from Marathon to the Company. The sum of future royalty payments less the $50,000 in proceeds received and future contingent payments has been recorded as interest expense over the life of the Monetization Agreement. At execution, the estimate of this total interest expense resulted in an effective annual interest rate of approximately 24.9%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the life of the Monetization Agreement. The Company will periodically assess the estimated royalty and milestone payments to Marathon from Sunovion and contingent milestone payments from Marathon to the Company. To the extent the amount or timing of such payments is materially different from the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty and milestone payments to Marathon from Sunovion and, correspondingly, the amount of interest expense recorded by the Company, most of which are not under the Company’s control. Such factors include, but are not limited to, changing standards of care, the initiation of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in government health authority imposed restrictions on the use of products, significant changes in foreign exchange rates as the royalties remitted to Marathon are made in U.S. dollars (USD) while a portion of the underlying sales of KYNMOBI will be made in currencies other than USD, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases in both royalty revenue and interest expense related to the sale of future revenue. Based on the current public forecast by Sunovion of estimated KYNMOBI sales as of September 30, 2023, the Company likely will not receive any of the additional contingent payments under the Monetization Agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue.

Table of Content
The following table shows the activity of the liability related to the sale of future revenue for the nine months ended September 30, 2023:

Liability related to the sale of future revenue, net at December 31, 2022	$65,259
Royalties related to the sale of future revenue	(926)
Amortization of issuance costs	163
Interest expense related to the sale of future revenue	—
Liability related to the sale of future revenue, net (includes current portion of $985)	$64,496
Note 16.    Net Earnings (Loss) Per Share
Basic net earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares.
The following table reconciles the basic to diluted weighted average shares outstanding for the nine months ended September 30, 2023. Diluted EPS is adjusted by the effect of dilutive securities, including options and awards under the Company’s equity compensation plans, warrants and the Employee Stock Purchase Plan ("ESPP"). The treasury method was used to calculate the dilutive shares. The anti-dilutive options, awards and warrants for the nine months ended September 30, 2023 are included in the footnotes below. As a result of the Company’s net loss incurred for the three months ended September 30, 2023 and the three and nine months ended September 30, 2022, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations. Therefore, basic and diluted net loss per share were the same for the three months ended September 30, 2023 and the three and nine months ended September 30, 2022 as reflected below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(2,035)	$(12,536)	$241	$(42,058)
Denominator:
Weighted-average number of common shares – basic	64,678,761	53,424,922	59,252,768	46,828,218
Effect of dilutive stock options (a)	—	—	57,471	—
Effect of restricted stock units (b)	—	—	654,682	—
Effect of warrants (c)	—	—	1,547,751	—
Effect of Employee Stock Purchase Plan	—	—	1,064	—
Weighted-average number of common shares – diluted	64,678,761	53,424,922	61,513,736	46,828,218
Earnings per share attributable to common stockholders:
Earnings (Loss) per common share – basic	$(0.03)	$(0.23)	$—	$(0.90)
Earnings (Loss) per common share – diluted	$(0.03)	$(0.23)	$—	$(0.90)
(a)For the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, outstanding stock options of 5,912,647, 5,967,492, 5,339,130 and 5,967,492 shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS.
(b)For the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, outstanding restricted stock units of 3,280,313, 168,050, 605,650 and 168,050 shares of Common Stock, respectively were anti-dilutive and excluded from the computation of diluted EPS.
(c)For the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, outstanding warrants of 4,464,429, 10,564,429, 4,464,429 and 10,564,429 shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS.

Table of Content
Note 17.    Share-Based Compensation
The Company recognized share-based compensation in its unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during 2023 and 2022 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Manufacture and supply	$59	$66	$155	$159
Research and development	105	75	277	406
Selling, general and administrative	610	394	1,334	3,104
Total share-based compensation expenses	$774	$535	$1,766	$3,669

Share-based compensation from:
Restricted stock units	$312	$58	$532	$97
Stock options	462	477	1,217	3,570
Employee stock purchase plan (ESPP)	—	—	17	2
Total share-based compensation expenses	$774	$535	$1,766	$3,669
Share-Based Compensation Equity Awards
The following tables provide information about the Company’s restricted stock unit and stock option activity during the nine month period ended September 30, 2023:

Restricted Stock Unit Awards (RSUs) - Time-based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2022	162	$2.38
Granted	1,874	$0.91
Vested	(31)	$2.33
Forfeited	(57)	$2.03
Unvested as of September 30, 2023	1,948	$0.97
Vested and expected to vest as of September 30, 2023	1,788	$0.97

Restricted Stock Unit Awards (RSUs) - Performance-based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2022	—	$—
Granted	1,332	2.03
Vested	—	—
Forfeited	—	—
Unvested as of September 30, 2023	1,332	$2.03
Vested and expected to vest as of September 30, 2023	1,166	$2.03

2022 Inducement Equity Incentive Plan
In accordance with Nasdaq Listing Rule 5635(c)(4), the Company adopted the 2022 Equity Inducement Plan approved by the Compensation Committee of the Board of Directors of the Company effective as of July 29, 2022. There were 150,000 awards granted and outstanding under this Plan as of September 30, 2023 and included in the time-based restricted stock units granted in the table above.

Table of Content
As of September 30, 2023, $1,243 and $2,320 of unrecognized compensation expense related to unvested time-based restricted stock units and unvested performance-based restricted stock units, respectively, are expected to be recognized over a weighted average period of 2.43 years and 2.59 years, respectively, from the date of grant.

Stock Option Awards:	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding as of December 31, 2022	6,028	$5.48
Granted	150	2.02
Exercised	(1)	0.88
Forfeited/Expired	(264)	2.30
Outstanding as of September 30, 2023	5,913	$5.54
Vested and expected to vest as of September 30, 2023	5,836	$5.59
Exercisable as of September 30, 2023	4,437	$6.56
The fair values of stock options granted during the nine months ended September 30, 2023 were estimated using the Black-Scholes pricing model based on the following assumptions:

Expected dividend yield	—%
Expected volatility	100%
Expected term (years)	5.5
Risk-free interest rate	4.0%
The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2023 was $0.7981. During the nine months ended September 30, 2023, stock options were granted with an exercise price of $2.02 and accordingly, given the Company’s share price of $1.53 at September 30, 2023, the intrinsic value provided by certain shares granted during this period was de minimus.
As of September 30, 2023, $1,869 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average period of 1.3 years from the date of grant.
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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three and nine months ended September 30, 2023, the effective income tax rate was 6.4% and 37.4%, respectively, and the Company recorded $(140) and $144 from its pretax (loss) income of $(2,175) and $385, respectively. For the three and nine months ended September 30, 2022, the Company recorded no income tax benefit from its pretax loss of $12,536 and $42,058, respectively.
The primary factors impacting the effective tax rate for nine months ended September 30, 2023 is the anticipated full year pre-tax book loss, the expected utilization of net operating losses and research and development credits to offset current year tax liabilities, and a full valuation allowance against any associated net deferred tax assets.
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

Table of Content
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
On November 21, 2019, Alvogen filed an amended answer and counterclaims asserting monopolization, attempted monopolization, and conspiracy to monopolize against the Company and Indivior under federal and New Jersey antitrust laws. The court denied the Company’s motion to dismiss Alvogen’s counterclaims on August 24, 2020. On November 2, 2020, Alvogen filed a second amended answer and counterclaims, removing its allegations of monopolization and attempted monopolization against the Company and asserting only conspiracy to monopolize against the Company. Fact discovery on Alvogen’s antitrust counterclaims concluded on January 29, 2021. Expert discovery concluded on October 8, 2021, and dispositive motions were filed by the parties on October 26, 2021. On June 26 2023, the court granted in part and denied in part plaintiff's' joint motion and denied all other parties' motions. On August 11, 2023, the Company filed a motion for reconsideration of the court’s ruling on its dispositive motion and the parties are awaiting the court’s decision on that motion for reconsideration There is no trial date set. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or losses, if any, in this matter.
California Litigation
Neurelis, Inc. v. Aquestive Therapeutics, Inc.
On December 5, 2019, Neurelis Inc. filed a lawsuit against us in the Superior Court of California, County of San Diego alleging the following three causes of action: (1) Unfair Competition under California Business and Professional Code § 17200 (“UCL”); (2) Defamation; and (3) Malicious Prosecution. Neurelis filed a First Amended Complaint on December 9, 2019, alleging the same three causes of action. The Company filed a Motion to Strike Neurelis’s Complaint under California’s anti-SLAPP (“strategic lawsuit against public participation”) statute on January 31, 2020, which Neurelis opposed. On August 6, 2020, the Court issued an order granting in part and denying in part the Company’s anti-SLAPP motion. The parties cross-appealed the ruling to the California Court of Appeal. The appeals court held oral argument on the appeal on October 14, 2021, and issued its ruling on November 17, 2021. Under the ruling, the court struck the entirety of the malicious prosecution claim and struck portions of the UCL and defamation claims. On April 12, 2022, Neurelis filed a Second Amended Complaint in response to the Court of Appeal's decision. The Second Amended Complaint also added a cause of action for Trade Libel. On May 3, 2022, the Company filed a "demurrer" challenge to the sufficiency of the allegations of the Second Amended Complaint. Oral argument on the Company’s motion for attorney fees related to the anti-SLAPP motion and on the Second Amended Complaint and demurer challenge was held on June 17, 2022. The Court entered an order granting the Company’s motion for attorney fees, awarding $156 and ordering Neurelis to pay the fees within 60 days of June 17, 2022. The Court denied the Company’s demurrer and the parties are proceeding with discovery on the claims in the Second Amended Complaint. The plaintiff filed a motion to file a third amended complaint. The hearing on this motion is currently scheduled for November 17, 2023. No trial date has been set. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
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

Table of Content
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

Note 20.    Subsequent Events
On November 1, 2023, the Company redeemed its 12.5% Notes due 2025 and entered into a new financing through the issuance (the "Offering") of new 13.5% Senior Secured Notes due 2028 (the “13.5% Notes”). A portion of the net proceeds of the new debt financing of $45,000 under a new Indenture by a large leading institutional investor and affiliated entities (collectively, the “Note Holders”) was used by Aquestive to repay all outstanding notes issued under the 12.5% Notes and expenses relating to the Offering, and the balance of the net proceeds is available for general corporate purposes. The 13.5% Notes are senior secured obligations of Aquestive and will mature on November 1, 2028, unless earlier redeemed or repurchased in accordance with their terms. The 13.5% Notes bear interest at a fixed rate of 13.5% per year, payable quarterly commencing on December 30, 2023. Principal on the 13.5% Notes will be repaid starting on June 30, 2026. The 13.5% Notes contain no revenue or cash covenants, and no warrants for purchase of the Company’s common stock were issued under the terms of the transaction.
In connection with the financing transaction, the Company entered into agreements (the “Royalty Agreements”) with each of the Note Holders granting the Note Holders a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm™ (epinephrine) Sublingual Film for a period of eight years from the first sale of Anaphylm on a global basis. The Note Holders are also entitled to a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant™ (diazepam) Buccal Film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant.
In line with this refinancing and in accordance with ASC 470, Debt, the amounts for the Loans payable, current and Loans payable, net have been adjusted such that Loans, Payable, current reflects the current portion of the principal payment on the 12.5% Notes due and paid on October 2, 2023 in the amount of $4,585, paid out of working capital, and the Loans payable, net of $34,390 represents the amount which has been repaid as part of the Offering of 13.5% Notes.

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
These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of our product candidate Anaphylm™ (epinephrine) Sublingual Film through clinical development and approval by the U.S. Food and Drug Administration (FDA), including filing of a pivotal pharmacokinetic (PK) clinical trial and other supporting clinical studies for Anaphylm; regarding the Company’s ability to provide sufficient data in its New Drug Application (NDA) submission for Anaphylm to address the recent comments of the FDA on the Company’s proposed pivotal PK study protocol and the FDA’s other concerns provided to the Company following the End-of-Phase 2 (EOP2) meeting with the FDA; regarding the FDA’s approval and related timing of the filing of the NDA for Libervant™ (diazepam) Buccal Film with the FDA for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy between two and five years of age; regarding the approval for U.S. market access of Libervant for these epilepsy patients aged 12 years and older, and overcoming the orphan drug market exclusivity of a competing FDA approved nasal spray product extending to January 2027 for this age group of the patient population; regarding the potential benefits our products, including Anaphylm and Libervant, could bring to patients; the potential outlicensing of our product pipeline in the U.S. and abroad, including with respect to Anaphylm and Libervant; the focus on continuing to manufacture Suboxone®, Exservan®, Sympazan®, Ondif® and other licensed products; the potential benefits our products could bring to patients; the ability to fund our business operations; the 2023 financial outlook; our growth and future financial and operating results and financial position, regulatory approvals and pathways, clinical trial timing and plans, the achievement of clinical and commercial milestones, product orders and fulfillment, short-term and longer term liquidity and cash requirements, cash funding and cash burn; and business strategies, market opportunities, financing and other statements that are not historical facts. These forward-looking statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with our development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials and plans relating to Anaphylm and Libervant and our other product candidates; risk of delays in regulatory advancement through the FDA of Anaphylm and Libervant and our other drug candidates, including the risk that the FDA may require additional clinical studies for FDA approval, or failure to receive approval at all, and there can be no assurance that the Company will be successful in obtaining such approval; the risk of the Company’s ability to generate sufficient data in its NDA submission for FDA approval of Anaphylm; risk of the Company’s failure to address the FDA’s comments on the Company’s pivotal PK study protocol and other FDA concerns following the EOP2 meeting with the FDA; the risk that we may not overcome the seven year orphan drug exclusivity granted by the FDA for an FDA approved nasal spray product of another company in order for Libervant to be granted U.S. market access prior to the expiration of such exclusivity in January 2027, and there can be no assurance that the Company will be successful in obtaining such approval; risk of delays in or the failure to receive FDA approval of the NDA for Libervant for these epilepsy patients between two and five years of age, including the risk that the FDA may require additional clinical studies for approval of Libervant for this age group, and there can be no assurance that the Company will be successful in obtaining such FDA approval, including for U.S. market access for this age group; risk that a competing pediatric epilepsy product of Libervant will receive FDA approval prior to the Company’s receipt of FDA approval of the Libervant NDA for these epilepsy patients between two and five years of age; risk relating to the unpredictability of the FDA’s decisions regarding orphan drug exclusivity; risk of litigation brought by third parties relating to overcoming their orphan drug exclusivity of an FDA approved product should the FDA approve Libervant for U.S. market access for any age group of epilepsy patients; risk in obtaining market access for Libervant for other reasons; risk in obtaining market access from the FDA for our other product candidates; risk of our ability to license our proprietary products in the U.S. and abroad and risks that such product candidates will receive regulatory approval in those licensed territories; risk of eroding market share for Suboxone® and risk as a sunsetting product, which accounts for the substantial part of our current operating revenue; risk of the size and growth of our product markets; risk that our manufacturing capabilities will be sufficient to support demand for existing and potential future licensed products in the U.S. and other countries; risk of our ability to enter

Table of Content
into other commercial transactions with third parties that will support growth of the business and execution of key initiatives; risk inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); risk of development of a sales and marketing capability for future commercialization of our product candidates; our ability to manage our costs and expenses; risk of sufficient capital and cash resources, including access to available debt and equity financing, including under the Company’s ATM facility and the Lincoln Park Purchase Agreement, and revenues from operations, to satisfy all of our short-term and longer-term cash requirements and other cash needs, at the times and in the amounts needed, including near-term debt amortization schedules; risk of failure to satisfy all financial and other debt covenants and of any default; short-term and long-term liquidity and cash requirements, cash funding and cash burn; risk related to government and civil claims against Indivior Inc. for which we license, manufacture and sell Suboxone®; risks related to the outsourcing of certain operational and staff functions to third parties; risk of the rate and degree of market acceptance of our product and product candidates; the success of any competing products including generics, risk of the size and growth of our product markets; risk of compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to our products; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business including relating to our products and products candidates and product pricing, reimbursement or access therefor; risk of loss of significant customers; risks related to claims and legal proceedings including patent infringement, securities, business torts, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; adverse developments affecting the financial services industry; risks related to inflation and rising interest rates; risks from the COVID or other pandemics; uncertainties related to general economic, political (including acts of war and terrorism), business, industry, regulatory, financial and market conditions and other unusual items; and other uncertainties affecting us including those described in the "Risk Factors" section and in other sections included in this and our other Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission ("SEC"). These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in the risk factors of the Company’s 2022 Annual Report on Form 10-K filed with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update forward-looking statements, or outlook or guidance after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, except as may be required by applicable law. Readers should not rely on the forward-looking statements included in this Quarterly Report on Form 10-Q as representing our views as of any date after the date of the filing of this Quarterly Report on Form 10-Q.

Overview
Aquestive Therapeutics, Inc. ("we", "Aquestive", or the "Company") is a pharmaceutical company advancing medicines to bring meaningful improvement to patients' lives through innovative science and delivery technologies. We are developing pharmaceutical products to deliver complex molecules through administrations that are alternatives to invasive and inconvenient standard of care therapies. We have five licensed commercialized products which are marketed by our licensees in the U.S. and around the world. We are the exclusive manufacturer of these licensed products. Aquestive also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. We are advancing a product pipeline for the treatment of severe allergic reactions, including anaphylaxis. We have also developed a product pipeline focused on treating diseases of the central nervous system, or CNS.
We manufacture licensed products at our facilities and anticipate that our current manufacturing capacity is sufficient for commercial quantities of our licensed products and product candidates currently in development. Our facilities have been inspected by the Food and Drug Administration ("FDA"), Australian Government Department of Health's Therapeutics Goods Administration ("TGA"), and Drug Enforcement Agency ("DEA"), and are subject to inspection by all applicable health agencies, including the Brazilian Health Regulatory Agency ("ANVISA") and European Medicines Agency ("EMA"). Not all collaborative or licensed products of the Company that may be commercially launched in the future will necessarily be manufactured by us, such as the case with KYNMOBI®.
Complex Molecule Portfolio
We have developed a proprietary pipeline of complex molecule-based product candidates as alternatives to invasively administered standard of care therapeutics addressing large market opportunities. The active programs in our complex molecule pipeline portfolio are:

Table of Content
•Anaphylm™ (epinephrine sublingual film) – the first and only non-device based, orally delivered epinephrine product candidate that has shown clinical results comparable to auto-injectors (such as EpiPen® and Auvi-Q®) for the emergency treatment of allergic reactions, including anaphylaxis. Epinephrine is the standard of care in the treatment of anaphylaxis and is currently administered via intramuscular injection (IM) including auto-injectors, such as EpiPen and Auvi-Q, which require patients or their caregivers to inject epinephrine into the patient's thigh during an emergency allergic reaction. As a result of this route of administration, many patients and their caregivers are reluctant to use currently available products. However, Anaphylm would, if approved by the FDA, allow a patient to simply place a dissolvable strip, approximately the size and weight of a postage stamp, under the tongue, providing an appropriate medication where it is needed, when it is needed and, in a form, preferred by patients.
We completed a first-in-human Phase 1 clinical trial for Anaphylm in Canada. This Phase 1 randomized, single-ascending dose study was performed in order to assess the safety, tolerability, and pharmacologic profile of Anaphylm.
On February 24, 2022, the FDA cleared our IND, allowing for clinical investigation of Anaphylm in the U.S. The FDA confirmed that the 505(b)(2) approval pathway is acceptable for the development of Anaphylm. The FDA granted Fast Track designation in March 2022 to Anaphylm for the emergency treatment of allergic reactions, including anaphylaxis.
On February 25, 2022, we reported positive topline data from Part 1 of our crossover study of Anaphylm, EPIPHAST, a randomized, open-label, three-part adaptive design, crossover study in healthy adult subjects comparing the pharmacokinetics (PK) and pharmacodynamics (PD) of epinephrine delivered via Anaphylm compared to epinephrine IM. The EPIPHAST study was also conducted in Canada. In Part 1 of the EPIPHAST study, multiple oral film formulations and dosage strengths of Anaphylm were evaluated. The lead formulation of Anaphylm has shown clinically meaningful blood concentrations when delivered in two different physical configurations, with a median time to maximum concentration (Tmax) of 13.5 minutes and 22.5 minutes, respectively. Part 1 also showed arithmetic mean maximum concentrations (Cmax) of 771 pg/mL and 580 pg/mL for the two configurations, or geometric mean Cmax values of 258pg/mL and 268pg/mL for the two configurations, respectively. These geometric mean Cmax and median Tmax values are consistent with those previously reported for approved injectable epinephrine devices such as EpiPen. Under Part I of the EPIPHAST study, the healthy volunteers were also exposed to a 0.5mg IM of epinephrine, allowing for a comparison with the PK, safety, and tolerability of the higher end of the approved dosage range of epinephrine, consistent with guidance received from the FDA in a written response to our Investigational New Drug Application (IND) for Anaphylm. The findings show that these two configurations of the selected Anaphylm formulation can deliver clinically meaningful blood concentrations of epinephrine sooner than that observed with the higher dose of epinephrine IM injection, and in line with existing epinephrine auto-injectors. In addition, dosing with Anaphylm resulted in changes in blood pressure and heart rate that were comparable to epinephrine auto-injectors. The Part I EPIPHAST study indicated that treatment was well tolerated, with no serious adverse events, significant medical events, or treatment-related severe adverse events reported.
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

Table of Content
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
In May 2023, we reported positive results from the latest clinical studies evaluating PK and PD performance of Anaphylm. The time to maximum blood concentration (median Tmax) for Anaphylm was 10 minutes with a range of 5-20 minutes. Early drug exposure at 10 minutes for Anaphylm was similar to epinephrine manual injection and over 4 times higher than epinephrine manual injector. PD effects were observed as early as 2 minutes for both Anaphylm and the auto-injectors.
On July 27, 2023 we released topline data from the latest clinical crossover pilot trial, Study AQ109103 (the “103 study”), for Anaphylm. This crossover clinical trial in healthy human subjects was designed with the finalized dosing instructions expected for use in the Company’s upcoming pivotal clinical trial.
The 103 study demonstrated that Anaphylm, using the expected finalized dosing administration instructions, delivers epinephrine systemically as effectively as either commercially available autoinjectors or the manual intramuscular (IM) injection. Administration of Anaphylm 12mg resulted in a geometric mean maximum epinephrine concentration (Cmax) of 457 pg/mL and a median time to maximum concentration (Tmax) of 15 minutes after administration. The partial Area Under the Curve measurement, or pAUC, was bracketed between previously generated manual 0.3mg IM injection and epinephrine 0.3mg autoinjector data at all time points between 10 and 60 minutes, post-dosing. Importantly, Anaphylm 12mg met the standards of bracketing in the 103 study for all the critical parameters that the Company anticipates measuring in the pivotal PK study, including Cmax and pAUC during the critical early time periods, while remaining similar to autoinjectors for Tmax. The 103 study also included crossover arms of Anaphylm 12mg with alternate dosing instructions as well as Anaphylm 14mg with the finalized dosing instructions. In all cases in the 103 study, the product was considered safe and well-tolerated with no serious adverse events.
The Company recently received comments from the FDA on its pivotal Phase 3 PK clinical study protocol for Anaphylm submitted by the Company. In its comments, the FDA indicated that the Company’s proposed endpoints, sample size, and statistical analysis are reasonable. As anticipated, the FDA also reminded the Company that PK sustainability post-dosing (30 – 60 minutes) is an important factor and recommended using repeat-dose data to support PK sustainability. The Company has incorporated the FDA’s feedback into its upcoming studies and remains on track to start the pivotal PK study in Q4 2023.
In April 2023, the FDA conditionally accepted the proprietary name Anaphylm (pronounced “ana-PHYLM”) as the proposed brand name for Anaphylm. Final approval of the Anaphylm proprietary name is conditioned on FDA approval of Anaphylm, if any.
•AQST-108 (sublingual film) – AQST-108 is composed of the prodrug dipivefrin which is enzymatically cleaved into epinephrine after administration. Dipivefrin is currently available outside of the U.S. for ophthalmic indications. A sublingual film formulation delivering systemic epinephrine has been developed by Aquestive for the treatment of conditions other than anaphylaxis. Based on topline results of a prior Phase 1 PK trial in 28 healthy adult volunteers conducted by Aquestive, AQST-108 was generally well-tolerated, with systemic adverse events observed that are consistent with the known adverse events profile for epinephrine. Additional indications and delivery methods are currently being explored under our AQST-108 epinephrine prodrug platform, which we have branded as Adrenaverse. The Company has completed an initial formulation of a topical product using the Adrenaverse platform and plans on testing this formulation in humans in the coming months. Based on preclinical data, the Company has seen rapid absorption of epinephrine across porcine tissue. Although epinephrine is a vasoconstrictor and does not penetrate well through the skin, the Company believes that the Adrenaverse platform may allow for topical absorption, thereby creating the potential treatment for a variety of dermatological condition. Upon completion of the preclinical and feasibility work relating to this program, the Company expects to request a pre-IND meeting for Adrenaverse with the FDA and plans to disclose the indication and path forward for development, once we have received feedback from the FDA.

Table of Content
Proprietary CNS Product Candidate
We believe the application of our proprietary PharmFilm® technology is particularly valuable and relevant to patients suffering from certain CNS disorders to meet patients' unmet medical needs and to solve patients' therapeutic problems. We believe there remains a significant opportunity to develop additional products in the CNS market. Additionally, our know-how and proprietary position have broad application beyond CNS, and we plan to explore the applications of PharmFilm in other disease areas. Our most advanced asset within our proprietary CNS portfolio, focused in epilepsy, is as follows:
•Libervant™ – a buccally, or inside of the cheek, administered soluble film formulation of diazepam is our most advanced proprietary investigational product candidate. Aquestive developed Libervant as an alternative to device-dependent rescue therapies currently available to patients with refractory epilepsy, which are a rectal gel and nasal sprays. In August 2022, the FDA granted tentative approval for Libervant for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy 12 years of age and older. The FDA has concluded that Libervant has met all required quality, safety, and efficacy standards for approval. Due to an existing FDA regulatory grant of orphan drug market exclusivity for Valtoco®, a diazepam nasal spray product sold by another company for use in patients 12 years of age and older, the FDA has determined that Libervant is not yet eligible for marketing in the United States. As a result of this determination, the FDA cannot give final approval for Libervant until the expiration or inapplicability of the orphan drug market exclusivity, including, for example, by a reversal of the FDA’s decision and determination that Libervant is “clinically superior” to Valtoco. However, overcoming the orphan drug marketing exclusivity determination is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such market exclusivity and approve Libervant for U.S. market access earlier than January 2027, the scheduled date for expiration of orphan drug market exclusivity. Further, there can be no assurance that another company will not obtain other FDA market exclusivity that blocks U.S. market access for Libervant.
In June 2023, we filed a New Drug Application ("NDA") for Libervant for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy between two and five years of age. The FDA accepted the filing for review and assigned a PDUFA goal date of April 28, 2024. Diastat® (diazepam) rectal gel is the only treatment currently available to this age group of patients for this indication. There is no assurance that, if the pediatric NDA for Libervant is approved by the FDA, it will overcome the orphan drug exclusivity granted by the FDA for Valtoco and be granted U.S. market access for this patient age group. See “Licensed Commercial Products and Product Candidates and Other Products – Libervant” for a discussion of the licensing arrangement for this product candidate.

Licensed Commercial Products, Product Candidates and Other Products
Our portfolio also includes other products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the years ended December 31, 2022 and 2021, our licensed product portfolio generated $40.0 million and $42.3 million in revenue to Aquestive, respectively. Those products include:
•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone was launched by our licensee, Indivior Inc., or Indivior, in 2010. Suboxone is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone and have produced over 2.5 billion doses of Suboxone since its launch in 2010. As of September 30, 2023, Suboxone branded products retain approximately 31% film market share as generic film-based products have penetrated this market. We have filed patent infringement lawsuits against certain companies relating to generic film-based products for buprenorphine-naloxone. More details regarding these lawsuits are described in the unaudited financial statements, Note 19, Contingencies, contained herein.
•Exservan® – an oral film formulation of riluzole, has been developed by the Company for the treatment of amyotrophic lateral sclerosis (ALS). We believe that Exservan can bring meaningful assistance to patients who are diagnosed with ALS and face difficulties swallowing traditional forms of medication. Exservan was approved by the FDA on November 22, 2019. During the fourth quarter of 2019, we announced the grant of a license to Zambon S.p.A. ("Zambon") for the development and commercialization of Exservan in the European Union ("EU") for the treatment of ALS. Zambon is a multinational pharmaceutical company with a focus on the CNS therapeutic area. Under the terms of the license agreement with Zambon, an upfront payment was paid to Aquestive for the development and commercialization rights of Exservan in the EU, and Aquestive will be paid development and sales milestone

Table of Content
payments and low double-digit royalties on net sales of the product in the EU. Zambon is responsible for the regulatory approval and marketing of Exservan in the countries where Zambon seeks to market the product, and Aquestive is responsible for the development and manufacture of the product. During the second quarter of 2023, Aquestive received a $0.5 million milestone payment in connection with the first commercial sale in the first country in the licensed territory for Exservan pursuant to the terms of the license agreement with Zambon.
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
In March 2022, we announced the grant of an exclusive license to Haisco Pharmaceutical Group Co., Ltd. ("Haisco") for Haisco to develop and commercialize Exservan for the treatment of ALS in China. Haisco is a China-based public pharmaceutical company. Haisco will lead the regulatory and commercialization activities for Exservan in China. Aquestive will serve as the exclusive sole manufacturer and supplier for Exservan in China. Under the terms of license agreement with Haisco, as amended, Aquestive received a $7.0 million upfront payment in September 2022, and will receive regulatory milestone payments, double-digit royalties on net sales of Exservan in China, and earn manufacturing revenue upon the sale of Exservan in China.
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
•Libervant™ - The Company entered into a License and Supply Agreement with Atnahs Pharma UK Limited, a company registered in England and Wales (“Pharmanovia”), effective as of September 26, 2022 (the “Pharmanovia Agreement”), pursuant to which the Company granted Pharmanovia an exclusive license to certain of the Company’s intellectual property to develop and commercialize Libervant for the treatment of prolonged or acute, convulsive seizures in all ages in certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa (the “Territory”) during the term of the Pharmanovia Agreement. Under the Pharmanovia Agreement, Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and the Company will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory.

Table of Content
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
JOBS Act and Smaller Reporting Company
We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act ("JOBS Act"), and a “smaller reporting company”, as defined in Rule 405 under the Securities Act of 1933, as amended. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO (which is December 31, 2023), (b) in which we have total annual gross revenues of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
We also qualify as a “smaller reporting company”, meaning we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a "smaller reporting company" which allows us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and certain reduced financial disclosures in our periodic reports. In addition, we are eligible to remain a smaller reporting company, for so long as we have a public float (based on our Common Stock equity) of less than $250 million measured as of the last business day of our most recently completed second fiscal quarter or a public float (based on our Common Stock equity) of less than $700 million as of such date and annual revenues of less than $100 million during the most recently completed fiscal year. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less

Table of Content
attractive as a result of these disclosure exemptions, there may be a less active trading market for our Common Stock and our stock price may be more volatile.
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
Manufacture and Supply Revenue
We manufacture based on receipt of purchase orders from our licensees, and our licensees have an obligation to accept these orders once quality assurance validates the quality of the manufactured product with agreed upon technical specifications. With the exception of our license of Exservan, our licensees are responsible for all other aspects of commercialization of these products, and we have no role, either direct or indirect, in our customers' commercialization activities, including those related to marketing, pricing, sales, payor access and regulatory operations. With regard to our license of Exservan to MTHA and Haisco, we continue to hold the NDA for that product and, as such, are responsible for certain regulatory obligations relating to the sale of the product so long as we are the holder of the NDA for the product.
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

Table of Content
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
Manufacture and Supply Costs and Expenses
Manufacture and supply costs and expenses are primarily incurred from the manufacture of our commercialized licensed pharmaceutical products, including raw materials, direct labor and overhead costs principally in our Portage, Indiana facilities. Our material costs include the costs of raw materials used in the production of our proprietary dissolving film and primary packaging materials. Direct labor costs consist of payroll costs (including taxes and benefits) of employees engaged in production activities. Overhead costs principally consist of indirect payroll, facilities rent, utilities and depreciation for leasehold improvements and production machinery and equipment. These costs can increase, or decrease, based on the costs of materials, purchased at market prices, and the amount of direct labor required to produce a product, along with the allocation of fixed overhead, which is dependent on production volume.
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
We expect to continue to seek to rationalize and manage costs to prepare for a potential decline in Suboxone volumes as the generics in that market continue to take market share, offset by anticipated manufacturing revenue of our proprietary and licensed products including Sympazan, subsequent to the Assertio Agreement in October 2022. In addition to our proprietary products coming online, we may add licensee products which may need additional resources to manufacture. If such growth should occur for higher volume product opportunities, we would incur increased costs associated with hiring additional personnel to support the increased manufacturing and supply costs arising from higher manufactured volumes from proprietary and licensed products.
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

Table of Content
A significant portion of selling, general and administrative expenses related to the sale and marketing of our proprietary product, Sympazan prior to its outlicensing under the Assertio Agreement in October 2022. Subsequently, we have significantly reduced expenses related to the marketing and sales of Sympazan. Until Libervant receives FDA approval for U.S. market access, which cannot be assured, we do not plan to increase the size and resources dedicated to our commercial organization.
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
Royalties and Interest Expense related to the Sale of Future Revenue
On November 3, 2020, we entered into the Monetization Agreement with MAM Pangolin Royalty, LLC, an affiliate of Marathon. Under the terms of the Monetization Agreement, we sold to Marathon all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through September 30, 2023 under the Monetization Agreement.
Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. Based on the current public forecast by Sunovion of estimated KYNMOBI sales as of September 30, 2023, the Company likely will not receive any of the additional contingent payments under the Monetization Agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue.
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

Table of Content
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenues:
The following table sets forth our revenue data for the periods indicated.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except %)	2023	2022	$	%	2023	2022	$	%
Manufacture and supply revenue	$11,409	$8,411	$2,998	36%	$32,807	$27,456	$5,351	19%
License and royalty revenue	1,103	376	727	193%	3,503	1,434	2,069	144%
Co-development and research fees	490	395	95	24%	1,067	1,039	28	3%
Proprietary product sales, net	—	2,281	(2,281)	N/A	—	7,069	(7,069)	N/A
Total revenues	$13,002	$11,463	$1,539	13%	$37,377	$36,998	$379	1%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
For the three months ended September 30, 2023, total revenues increased 13% compared to the same period in the prior year. Increases in manufacture and supply revenue, license and royalty revenue, and co-development and research fees more than offset the absence of proprietary product sales during the 2023 period as a consequence of the outlicensing agreement with Assertio in October 2022.
Manufacture and supply revenue increased approximately 36% or $2,998 for the three months ended September 30, 2023 compared to the same period in the prior year. This increase was due to higher Suboxone and Sympazan manufacturing revenue which was offset by lower Zuplenz (marketed as Ondif) revenues.
License and royalty revenue increased 193% or $727 for the three months ended September 30, 2023 compared to the same period in the prior year. This increase was primarily due to higher royalty and license revenues from Suboxone and Sympazan.
Co-development and research fees increased 24% or $95 for the three months ended September 30, 2023 compared to the same period in the prior year. The increase was driven by the timing of the achievement of research and development performance obligations which are expected to fluctuate from among reporting periods.
There were no proprietary product sales, net for the three months ended September 30, 2023 subsequent to the outlicensing agreement with Assertio in October 2022. The Company recognized $2,281 of proprietary product sales for the same period in the prior year.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
For the nine months ended September 30, 2023, total revenues increased 1% or $379 compared to the same period in the prior year. The increase was primarily due to higher manufacture and supply revenue, license and royalty revenue, offset by the absence of proprietary product sales during the 2023 period as a consequence of the outlicensing agreement with Assertio in October 2022.
Manufacture and supply revenue increased approximately 19% or $5,351 for the nine months ended September 30, 2023 compared to the same period in the prior year. This increase was mostly due to increased Zuplenz (marketed as Ondif) and Sympazan manufacturing revenue as well as higher Suboxone revenues.
License and royalty revenue increased 144% or $2,069 for the nine months ended September 30, 2023 compared to the same period in the prior year. This increase was due to higher milestone license revenue for Azstarys and higher royalty and license revenues from Sympazan and Suboxone.
Co-development and research fees increased 3% or $28 for the nine months ended September 30, 2023 compared to the same period in the prior year. The increase was driven by the timing of the achievement of research and development performance obligations which are expected to fluctuate among reporting periods.
Proprietary product sales, net was not recognized for the nine months ended September 30, 2023 subsequent to the outlicensing agreement for Sympazan with Assertio in October 2022. The Company recognized $7,069 of proprietary product sales for the same period in the prior year.

Table of Content
Expenses and Other:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except %)	2023	2022	$	%	2023	2022	$	%
Manufacture and supply	$4,798	$4,625	$173	4%	$16,152	$14,081	$2,071	15%
Research and development	3,196	3,232	(36)	(1)%	10,216	13,203	(2,987)	(23)%
Selling, general and administrative	7,385	12,459	(5,074)	(41)%	22,200	41,067	(18,867)	(46)%
Interest expense	1,256	1,649	(393)	(24)%	4,064	4,902	(838)	17%
Interest expense related to the sale of future revenue, net	56	2,039	(1,983)	(97)%	163	5,837	(5,674)	97%
Interest and other (income) expense, net	(1,514)	(5)	(1,509)	(30,180)%	(16,156)	(34)	(16,122)	N/A
Loss on extinguishment of debt	—	—	—	N/A	(353)	—	(353)	—%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Manufacture and supply costs and expenses increased 4% or $173 for the three months ended September 30, 2023 compared to the same period in the prior year. The increase was due to slightly higher costs related to raw material and production.
Research and development expenses decreased 1% or $36 for the three months ended September 30, 2023 compared to the same period in the prior year. Research and development expenses are driven primarily by the timing of clinical trial and other product development activities associated with our pipeline.
Selling, general and administrative expenses decreased 41% or $5,074 for the three months ended September 30, 2023 as compared to the same period in the prior year. The decrease primarily reflects lower selling costs of $2,246 due to the reduction in our commercial organization subsequent to the outlicensing of Sympazan in October 2022, lower legal and other administrative costs in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Interest expense decreased 24% or $393 for the three months ended September 30, 2023 compared to the same period in the prior year. The decrease was driven mostly by the lower principal amount of debt outstanding in the 2023 period subsequent to the cumulative principal payments of $12,548 made during of 2023.
Interest expense related to the sale of future revenue, net was $56 and $2,039 for the three months ended September 30, 2023 and September 30, 2022, respectively. These amounts are due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and do not represent or imply a monetary obligation or cash outflow at any time during the life of the transaction. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of September 30, 2023, the Company likely will not receive any of the additional contingent payments under the Monetization Agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022, which led to a decrease in 2023. See Note 15, Sale of Future Revenue for details.
Interest and other (income) expense, net was $(1,514) for the three months ended September 30, 2023, as compared to interest and other (income) expense, net of $(5) compared to the three months ended September 30, 2022. The increase was primarily related to the receipt of the Employee Retention Tax Credit (“ERTC”) refund in the three months ended September 30, 2023.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Manufacture and supply costs and expenses increased 15% or $2,071 for the nine months ended September 30, 2023 compared to the same period in the prior year. The increase was due to higher costs related to raw material, wages and production.
Research and development expenses decreased 23% or $2,987 for the nine months ended September 30, 2023 compared to the same period in the prior year. Research and development expenses are driven primarily by the timing of clinical trial and other product development activities associated with our pipeline.
Selling, general and administrative expenses decreased 46% or $18,867 for the nine months ended September 30, 2023 as compared to the same period in the prior year. The decrease primarily reflects lower selling costs of $7,107 due to the reduction in our commercial organization subsequent to the outlicensing of Sympazan in October 2022, the absence of

Table of Content
severance costs of $2,336 due to the departure of our former CEO, lower stock compensation expense of $1,770 and lower legal costs and other administrative costs in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Interest expense decreased 17% or $838 for the nine months ended September 30, 2023 as compared to the same period in the prior year. The decrease was driven mostly by a lower principal amount of debt outstanding in 2023 subsequent to the $12,548 of principal repayment in the first half of 2023.
Interest expense related to the sale of future revenue, net was $163 and $5,837 for the nine months ended September 30, 2023 and September 30, 2022, respectively. These amounts are due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and do not represent or imply a monetary obligation or cash outflow at any time during the life of the transaction. Based on the current forecast by Sunovion of estimated KYNMOBI sales as of September 30, 2023, the Company likely will not receive any of the additional contingent payments under the Monetization Agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022, which led to a decrease in 2023. See Note 15, Sale of Future Revenue for details.
Interest and other (income) expense, net was $(16,156) for the nine months ended September 30, 2023, as compared to interest and other (income) expense, net of $(34) for the nine months ended September 30, 2022. The change primarily reflects other income of $6,000 related to the Amendment 11 to the Indivior Commercial Exploitation Agreement, and $8,500 patent litigation settlement with BioDelivery Sciences International, Inc. recognized in the first quarter of 2023 in addition to the receipt of the ERTC.
Liquidity and Capital Resources
Sources of Liquidity
We had $24,917 in cash and cash equivalents as of September 30, 2023. While the Company’s ability to execute its business objectives and achieve profitability over the longer term cannot be assured, the Company’s on-going business, existing cash and equivalents, expense management activities, including, but not limited to potentially ceasing nearly all R&D activities, as well as access to the equity capital markets, including through the ATM facility and under the Lincoln Park Purchase Agreement, and refinancing the 12.5% Notes with the issuance of the Company's 13.5% Senior Secured Notes on November 1, 2023, provide near term liquidity for the Company to fund its operating needs, including making the interest payments on the 13.5% Notes, for at least the next twelve months as the Company continues to execute its business strategy.
On November 3, 2020, we entered into the Monetization Agreement with MAM Pangolin Royalty, LLC, an affiliate of Marathon. Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI®. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through September 30, 2023 under the Monetization Agreement.
Under the Monetization Agreement, additional aggregate contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a timeframe, which could result in total potential proceeds of $125,000. Based on the current public forecast by Sunovion of estimated KYNMOBI sales as of September 30, 2023, the Company likely will not receive any of the additional aggregate contingent payments under the Monetization agreement.
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
On October 7, 2021, the Company entered into the Fourth Supplemental Indenture, pursuant to which the amortization schedule for the 12.5% Notes was amended to provide for the date of the first amortization payment to be extended to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of the 12.5% Notes or the interest payment obligation due under the 12.5 Notes. In connection with the Fourth Supplemental Indenture, the Company entered into a Consent Fee Letter with the holders of the 12.5% Notes, pursuant to which the Company agreed to pay the holders of the 12.5% Notes an additional cash payment of $2,700 in the aggregate, payable in four quarterly payments beginning May 15, 2022. These payments have been made by September 30, 2023.
During the first quarter of 2023, the Company redeemed $5,647 of its outstanding 12.5% Notes. The Company also paid $353 in prepayment premium as result of the early retirement of debt which was reflected as a loss on extinguishment of

Table of Content
debt in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as of September 30, 2023. The prepayments along with the scheduled principal repayments during 2023 reduced the net balance of the 12.5% Notes outstanding in the aggregate to $38,975 as of September 30, 2023.
In 2019, we established an “At-The-Market” ("ATM") facility and currently have a prospectus supplement registering the offer and sale of up to $35,000 of shares of Common Stock pursuant under the ATM facility (net of what has been sold pursuant thereto). Since inception to September 30, 2023, we sold 13,526,697 shares which generated net cash proceeds of approximately $44,979, net of commissions and other transaction costs of $2,476. For the nine months ended September 30, 2023, we sold 3,184,740 shares which provided net proceeds of approximately $5,274, net of commissions and other transaction costs of $392. This ATM facility has approximately $27,750 available at September 30, 2023.
On April 12, 2022, we entered into the Lincoln Park Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations under the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of our Common Stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that we will not issue, and Lincoln Park will not purchase, shares of Common Stock if it would result in their beneficial ownership exceeding 9.99%. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our Common Stock. In 2022, the Company sold 1,600,000 shares in addition to 236,491 commitment shares, which provided proceeds of approximately $1,987 in connection with the Lincoln Park Purchase Agreement. The Company did not sell shares in connection with the Lincoln Park Purchase Agreement in the nine months ended September 30, 2023.
On June 6, 2022, we entered into securities purchase agreements ("Securities Purchase Agreements") with certain purchasers. The Securities Purchase Agreements provide for the sale and issuance by us of an aggregate of: (i) 4,850,000 shares of Common Stock, (ii) pre-funded warrants to purchase up to 4,000,000 shares of Common Stock and (iii) Common Stock warrants to purchase up to 8,850,000 shares of Common Stock. We received net proceeds of approximately $7,796, after deducting placement agent fees and expenses and estimated offering expenses payable by us. The pre-funded warrants were fully exercised in 2022. On June 14, 2023, 3,689,452 Common Stock warrants issued pursuant to the Securities Purchase Agreements were exercised with proceeds of approximately $3,542.
On August 1, 2023, the Company entered into the Letter Agreement with the Exercising Holder of 5,000,000 of the remaining Common Stock Warrants. Pursuant to the Letter Agreement, the Exercising Holder and the Company agreed that the Exercising Holder would exercise all of its Existing Warrants for shares of Common Stock underlying the Existing Warrants at $0.96 per share of Common Stock, the current exercise price of the Existing Warrants. Under the Letter Agreement, in consideration of the Exercising Holder exercising the Existing Warrants, the Company issued to the Exercising Holder new warrants to purchase up to an aggregate of 2,750,000 shares of Common Stock (the “New Warrants”). The New Warrants are exercisable after February 2, 2024, expire on February 2, 2029 and are issuance only for cash, subject to exception if the shares of Common Stock underlying the New Warrants are not registered in accordance with the terms of the Letter Agreement, in which case the New Warrants may be may also be exercised, in whole or in part, at such time by means of a "cashless exercise". The New Warrants have an exercise price of $2.60 per share. On August 2, 2023, 5,000,000 of the Existing Warrants were exercised pursuant to the Securities Purchase Agreement with the Exercising Holder, with the Company receiving gross proceeds therefrom of $4,800.
In total, 8,689,452 Common Stock warrants issued pursuant to the Securities Purchase Agreements with proceeds of approximately $8,342 were exercised during the nine months ended September 30, 2023.
Cash Flows
Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used for by operating activities	$(1,438)	$(18,235)
Net cash used for investing activities	(979)	(2,498)
Net cash provided by financing activities	61	11,358
Net decrease in cash and cash equivalents	(2,356)	(9,375)
Net Cash (Used for) Operating Activities
Net cash used for operating activities for the nine months ended September 30, 2023 decreased by $16,797 compared to the same period in the prior year. The decrease was primarily related to the change in net income of $42,299, partially offset

Table of Content
by changes in deferred revenue of $8,070, interest expense related to the sale of future revenue of $5,683, trade and other receivables of $4,434, and in accounts payable of $2,710 as compared with the nine months ended September 30, 2022.
Net Cash (Used for) Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2023 decreased by $1,519 compared to the same period in the prior year. The use of cash in 2023 was related to capital expenditures.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 decreased by $11,297 compared to the same period in the prior year. The decrease was primarily due to partial debt redemption and premium paid to retire debt, scheduled principal repayments, and lower proceeds from issuance of common stocks and warrants, partially offset by higher ATM proceeds as compared with the nine months ended September 30, 2022.
Funding Requirements
The Company’s on-going business, existing cash and equivalents, expense management activities as well as access to the equity capital markets, including through our ATM facility and under the Lincoln Park Purchase Agreement, potentially provide near term funding opportunities for the Company. We can provide no assurance that any of these sources of funding, either individually or in combination, will be available on reasonable terms, if at all, or sufficient to fund our business objectives. In addition, we may be required to utilize available financial resources sooner than expected. We have based our expectation on assumptions that could change or prove to be inaccurate, due to unrelated factors including factors arising in the capital markets, asset monetization markets, regulatory approval process, including the full approval of Libervant by the FDA for U.S. market access, and regulatory oversight and other factors. Key factors and assumptions inherent in our planned continued operations and anticipated growth include, without limitation, those related to the following:
•continued ability of our customers to pay, in a timely manner, for presently contracted and future anticipated orders for our manufactured products, including effects of generics and other competitive pressures as currently envisioned;
•continued ability of our customers to pay, in a timely manner, for presently contracted and future anticipated orders for provided co-development and feasibility services, as well as regulatory support services for licensed products, such as Exservan;
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
•continued compliance with all covenants under our 13.5% Senior Secured Notes, including our ability to comply with our debt service obligations as required thereunder;
•absence of significant unforeseen cash requirements;
•our ability to access funding through the Company’s ATM facility and under the Lincoln Park Purchase Agreement; and
•the effects of the COVID-19 pandemic on our operations, operations of our key suppliers and third-party clinical and other service providers, our colleagues and contractors and debt equity and other capital market.
We expect to continue to manage business costs to appropriately reflect the anticipated general decline in Suboxone revenue, the unlikelihood of any proceeds from the KYNMOBI Monetization Agreement, and other external resources or

Table of Content
factors affecting our business including, if available, net proceeds or future equity financing, other future access to the capital markets or other potential available sources of liquidity, as well as the uncertainties associated with the coronavirus or any other pandemic. In doing so, we plan to continue to focus on the core drivers of value for our stockholders, including, more importantly, continued investments in our ongoing product development activities in support Anaphylm, Libervant and AQST-108. Until profitability is achieved, if at all, additional capital and/or other financing or funding will be required, which could be material, to further advance the development and commercialization of Libervant, Anaphylm and AQST-108, if approved by the FDA for U.S. market access, and to meet our other cash requirements, including debt service, specifically our outstanding debt. We plan to conservatively manage our pre-launch spending as to both timing and level relating to our product candidates in light of the current status of the FDA approval process for our product candidates. In this regard and in light of our out-license of Sympazan, we significantly reduced our cost of commercialization in 2023 compared to 2022. Even as such, we expect to incur losses and negative cash flows for the foreseeable future and, therefore, we expect to be dependent upon external financing and funding to achieve our operating plan.
The sufficiency of our short-term and longer-term liquidity is directly impacted by our level of operating revenues and our ability to achieve our operating plan for revenues, costs of development of our product candidates, regulatory approval in the time period planned for our product candidates and our ability to monetize other royalty streams or other licensed rights or assets within planned timeframes, and there can be no assurance that we will be successful in any monetization transaction. Our operating revenues have fluctuated in the past and can be expected to fluctuate in the future. We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and we have a significant level of debt on which we have substantial ongoing debt repayment and debt service obligations and have principal repayments related to our 13.5% Senior Secured Notes due through the debt maturity date, which is further discussed in Note 13, 12.5% Senior Secured Notes and Loans Payable and Note 20, Subsequent Events to our Condensed Consolidated Financial Statements. A substantial portion of our current and past revenues has been dependent upon our licensing, manufacturing and sales with one customer, Indivior, which is expected to continue, and it could take significantly longer than planned to achieve anticipated levels of cash flows to help fund our operations and cash needs.
To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience further dilution and the terms of these securities could include liquidation or other preferences (if and to the extent permitted under the Indenture) that would adversely affect our stockholders’ rights. Our ability to secure additional equity financing is and could be significantly impacted by numerous factors including our operating performance and prospects, positive or negative developments in the regulatory approval process for our products candidates, including for Anaphylm and regulatory approval by the FDA for Libervant for U.S. market access, and there can be no assurance that we will receive such approvals and/or approval of Libervant for U.S. market access prior to the expiration in January 2027 of the orphan drug market exclusivity granted by the FDA to an FDA approved nasal spray of another company, our existing level of debt which is secured by substantially all of our assets and associated debt repayment schedule, restriction under the Indenture relating to the 13.5% Senior Secured Notes, and general financial market conditions, and there can be no assurance that we will continue to be successful in raising capital or that any such needed financing will be available on favorable or acceptable terms, if at all. Additionally, while the potential economic impact brought on by and the duration of the coronavirus pandemic is difficult to assess or predict, the significant impact of the coronavirus pandemic on the global financial markets, and on our own stock trading price, may reduce our ability to access additional capital, which would negatively impact our short-term and longer-term liquidity.
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

Table of Content
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
As of September 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
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

Aquestive Therapeutics, Inc. (REGISTRANT)

Date:	November 6, 2023	/s/ Daniel Barber
Daniel Barber
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2023	/s/ A. Ernest Toth, Jr.
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
The Company’s cash requirements for 2023 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of our products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of September 30, 2023, we had $24.9 million of cash and cash equivalents.
In 2019, we established the ATM facility, under which, from time to time, we may offer and sell shares of our Common Stock. The ATM facility has approximately $27,750 worth of shares of Common Stock available at September 30, 2023. In April 2022, we entered into a Purchase Agreement with Lincoln Park, under which, from time to time, we may cause Lincoln Park to purchase shares of our Common Stock.
On November 3, 2020, we entered into the Monetization Agreement. Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion's apomorphine product, KYNMOBI. KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, received approval from the FDA on May 21, 2020. We have received an aggregate amount of $50.0 million through September 30, 2023 under the Monetization Agreement.
Under the Monetization Agreement, additional aggregate contingent payments of up to $75.0 million may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125.0 million. Based on the current forecast of estimated KYNMOBI sales as of September 30, 2023, the Company likely will not receive any of the additional aggregate contingent payments under the Monetization Agreement.
With the upfront proceeds of the monetization, we repaid $22.5 million of the 12.5% Notes and issued $4.0 million of new 12.5% Notes in lieu of paying a prepayment premium on the early repayment of the 12.5% Notes, reducing the aggregate principal balance of 12.5% Notes outstanding to $51.5 million. In addition, as of the closing of this monetization transaction, we issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of our Common Stock.

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
During the first quarter of 2023, the Company redeemed $5,647 of its outstanding 12.5% Notes. The Company also paid $353 in prepayment premium as result of the early retirement of debt which was reflected as a loss on extinguishment of debt. The prepayments along with the scheduled principal repayments during 2023 reduced the net balance of the 12.5% Notes outstanding in the aggregate to $38,975 as of September 30, 2023.
On November 1, 2023, the Company issued (the “Offering”) $45,000 aggregate principal amount of its 13.5% Senior Secured Notes due November 1, 2028 (the “13.5% Notes”). A portion of the net proceeds from the Offering were used to redeem all of the outstanding 12.5% Notes and to pay expenses relating to the Offering, with the balance of the proceeds to be used for general corporate purposes. The Offering reduces the Company’s principal and interest payments by approximately $28 million through the period ending June of 2025. Interest on the 13.5% Notes accrues at a rate of 13.5% per annum and is payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (each, a “Payment Date”) commencing on December 30, 2023. On each Payment Date commencing on June 30, 2026, the Company will also pay an installment of principal of the 13.5% Notes pursuant to a fixed amortization schedule, along with a portion of an Exit Fee determined as of the applicable date of prepayment, payment, acceleration, repurchase or redemption, as the case may be.
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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6.    Exhibits
The exhibits listed below are filed or furnished as part of this report.

Table of Content

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