Form 10-K
period 2023-12-31
Aquestive Therapeutics, Inc.
filed 2024-03-05
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7263(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $82.7 milllion based on the closing price of the registrant’s common stock on such date.

The number of outstanding shares of the registrant’s par value $0.001 common stock as of the close of business on March 1, 2024 was 73,301,201.

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2024 Annual Meeting of Shareholders within 120 days of the end of its fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION
12.5% Notes	12.5% Senior Secured Notes due 2025
13.5% Notes	13.5% Senior Secured Notes
ADHD	Attention deficit hyperactivity disorder
ALS	Amyotrophic lateral sclerosis
ANDA	Abbreviated New Drug Application
ANVISA	Brazilian Health Regulatory Agency
API	Active Pharmaceutical Ingredients
AQST	Common Stock symbol for Aquestive Therapeutics, Inc.
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
Assertio	Assertio Holdings, Inc.
Assertio Agreement	License Agreement between Aquestive and Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings,
ASU	Accounting Standards Updates
ATM	At-The-Market facility for the purchase of AQST Common Stock
Base Indenture	Indenture for the 12.5% Notes
BBA	Bipartisan Budget Act of 2018
BDSI	BioDelivery Sciences International, Inc.
cGMP	current Good Manufacturing Practices
CNS	Central Nervous System
Common Stock	Common Stock, par value $0.001 per share, of the Company
Common Stock Warrants	Warrants issued with private placement of up to $100,000 aggregate principal of 12.5% Notes originally due 2025
COSO	Committee of Sponsoring Organization of the Treadway Commission
CRL	Complete Response Letter (FDA)
CROs	Contract research organizations
DEA	Drug Enforcement Agency
DSCSA	Drug Supply Chain Security Act
EMA	European Medicines Agency
ERTC	Employee Retention Tax Credit
EU	European Union
Exchange Act	Securities Exchange Act of 1934
Existing Warrants	Common Stock Purchase Warrants with the holder of the remaining 5,000,000 warrants
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDAAA	The Food and Drug Administration Amendments Act of 2007
FDIC	Federal Deposit Insurance Corporation
FDII	Foreign Derived Intangible Income
First Amendment	First amendment to the Sunovion License Agreement
Fortovia	Fortovia Therapeutics Inc. (previously Midatech Pharma PLC
FQHC	Federally Qualified Health Center
GAAP	Generally Accepted Accounting Principles
GLP	Good Laboratory Practice
Haisco	Haisco Pharmaceutical Group Co., Ltd.

Haisco Agreement	License, Development and Supply Agreement with Haisco, a Chinese limited company listed on the Shenzhen Stock Exchange
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
IND	Investigational New Drug Application
Indenture Agreement	Agreement governing the 13.5% Senior Secured Notes
Indivior	Indivior Inc. (formerly, Reckitt Benckiser Pharmaceuticals Inc)
Indivior Amendment 11	Amendment No. 11 to the Indivior License Agreement
Indivior License Agreement	Commercial Exploitation Agreement with Reckitt Benckiser Pharmaceuticals, Inc. (with subsequent amendments collectively)
IRB	Institutional Review Board
Lincoln Park	Lincoln Park Capital Fund, LLC
Lincoln Park Purchase Agreement	Purchase Agreement with Lincoln Park Capital Fund, LLC
Marathon	Marathon Asset Management
Monetization Agreement	Purchase and Sale Agreement between Aquestive and Sunovion
MSSP	Managed Security Services Provider
MTHA	Mitsubishi Tanabe Pharma Holdings America, Inc.
N/M	Not Meaningful, used in percentage changes
Nasdaq	The Nasdaq Stock Market
NDA	New Drug Application
New Warrants	Warrants to purchase 2,750,000 shares of Common Stock
NIH	National Institutes of Health
PD	Pharmacodynamics
PDUFA	Prescription Drug User Fee Act
Pharmanovia	Atnahs Pharma UK Limited, a company registered in England and Wales
Pharmanovia Agreement	License and Supply Agreement with Atnahs Pharma UK Limited,
Pharmanovia Amendment	Amended License and Supply Agreement with Atnahs Pharma UK Limited as of March 27,2023
PK	Pharmacokinetic
PPACA	Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010
PTO	United States Patent and Trademark Office
REMS	Risk Evaluation and Mitigation Strategy
Royalty Obligations	Liability related to the Royalty Rights Agreements
Royalty Rights Agreements	Royalty Rights Agreements, component of 13.5% Senior Secured Notes
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Securities Purchase Agreements	Securities Purchase Agreements with certain purchasers entered into on June 6, 2022
Separation Agreement	Separation Agreement, including a Consulting Agreement with Keith J. Kendall
Sunovion	Sunovion Pharmaceuticals Inc
Sunovion License Agreement	KYNMOBI Commercialization Agreement
Territory	Certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa under the Pharmanovia Agreement
TGA	Australian Government Department of Health’s Therapeutics Goods Administration

Zambon	Zambon S.p.A.
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm, Inc.)

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
These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of our product candidate Anaphylm™ (epinephrine) Sublingual Film through clinical development and approval by the FDA, including filing of a pivotal PK clinical trial and other supporting clinical studies for Anaphylm; our ability to provide sufficient data in our NDA submission for Anaphylm to address FDA feedback on our proposed pivotal PK study protocol and from the End-of-Phase 2 (EOP2) meeting with the FDA; the anticipated PDUFA goal date of April 28, 2024 of our filed NDA for Libervant™ (diazepam) Buccal Film for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy between two and five years of age; the approval for U.S. market access of Libervant for these epilepsy patients aged two years and older, and overcoming the orphan drug market exclusivity of a competing FDA approved nasal spray product extending to January 2027 for this patient population; the advancement and related timing of our product candidate AQST-108 SF (epinephrine) through the clinical development and regulatory process; the potential outlicensing of our product pipeline in the U.S. and abroad, including with respect to Anaphylm and Libervant; the focus on continuing to manufacture Suboxone®, Exservan®, Sympazan®, Ondif® and other licensed products; the potential benefits our products could bring to patients; the achievement of clinical and commercial milestones, product orders and fulfillment; our cash requirements, cash funding and cash burn; short-term and longer term liquidity and the ability to fund our business operations; our growth and future financial and operating results and financial position, including with respect to our 2024 financial outlook; and business strategies, market opportunities, and other statements that are not historical facts.
These forward-looking statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with our development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials and plans, including those relating to Anaphylm; risk of delays in regulatory advancement through the FDA of Anaphylm, Libervant and our other drug candidates or failure to receive FDA approval at all; risk that we may not overcome the seven year orphan drug exclusivity granted by the FDA for the approved nasal spray product of another company in the U.S. in order for Libervant to be granted U.S. market access for any age group of patients; risks and uncertainties inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); risks and uncertainties concerning the revenue stream from the monetization of our royalty rights for the product KYNMOBI®, as well as the achievement of royalty targets worldwide or in any jurisdiction and certain other commercial targets required for contingent payments under the KYNMOBI monetization transaction; risk of development of a sales and marketing capability for future commercialization of our product candidates; risk of sufficient capital and cash resources, including access to available debt and equity financing, including under our ATM facility and the Lincoln Park Purchase Agreement, and revenues from operations, to satisfy all of our short-term and longer-term liquidity and cash requirements and other cash needs, at the times and in the amounts needed, including near-term debt amortization schedules; risk of failure to satisfy all financial and other debt covenants and of any default; risk related to government claims against Indivior for which we license, manufacture and sell Suboxone and which accounts for the substantial part of our current operating revenues; risks related to the outsourcing of certain sales, marketing and other operational and staff functions to third parties; risk of the rate and degree of market acceptance of our product and product candidates; risk of the success of any competing products including generics; risk of the size and growth of our product markets; risk of compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to our products; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business including relating to our products and products candidates and product pricing, reimbursement or access therefor; risk of loss of significant customers; risks related to claims and legal proceedings including patent infringement, securities, business torts, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; risks related to any disruptions in our information technology networks and systems, including the impact of cyberattacks; risk of increased cybersecurity attacks and data accessibility disruptions due to remote working arrangements; risk of adverse developments affecting the financial services industry; risks related to inflation and rising interest rates; risks related to the impact of the COVID-19 global pandemic on our business, including with respect to our clinical trials and the site initiation, patient enrollment and timing and adequacy of those clinical trials, regulatory submissions and regulatory reviews and approvals of our product candidates, availability of pharmaceutical ingredients and other raw materials used in our products and product candidates, supply chain, manufacture and distribution of our products and product candidates; risks and

Table of Contents
uncertainties related to general economic, political (including acts of war and terrorism), business, industry, regulatory and market conditions and other unusual items; and other risks and uncertainties affecting Aquestive, including those described in the “Risk Factors” section and in other sections included in this Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q, and in our Current Reports on Form 8-K filed with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update forward-looking statements, or outlook or guidance after the date of this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, except as may be required by applicable law. Readers should not rely on the forward-looking statements included in this Annual Report on Form 10-K as representing our views as of any date after the date of the filing of this Annual Report on Form 10-K.
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in Part I-Item 1A. Risk Factors of this Form 10-K.
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Aquestive,” the "Company,” “we,” “us,” and “our” refer to Aquestive Therapeutics, Inc. and its subsidiaries.

Item 1.    Business Overview
Aquestive is a pharmaceutical company advancing medicines to bring meaningful improvement to patients’ lives through innovative science and delivery technologies. We are developing pharmaceutical products to deliver complex molecules through administrations that are alternatives to invasive and inconvenient standard of care therapies. We have five licensed commercialized products which are marketed by our licensees in the U.S. and around the world. We are the exclusive manufacturer of these licensed products. Aquestive also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. We are advancing a product pipeline for the treatment of severe allergic reactions, including anaphylaxis. We have also developed a product pipeline focused on treating diseases of the CNS. Our production facilities are located in Portage, Indiana, and our corporate headquarters and primary research laboratory facilities are based in Warren, New Jersey.
We manufacture licensed products at our facilities and anticipate that our current manufacturing capacity is sufficient for commercial quantities of our licensed products and product candidates currently in development. Our facilities have been inspected by the FDA, TGA, and DEA and are subject to inspection by all applicable health agencies, including ANVISA and EMA. Not all collaborative or licensed products of Aquestive that may be commercially launched in the future will necessarily be manufactured by us, such as the case with KYNMOBI.
PharmFilm – Our Oral Film Technology
We are presently the worldwide leader in oral film drug delivery and manufacturing, having historically supplied the substantial majority of the world’s oral films for prescription pharmaceutical use, and we have the capability to produce more than one billion commercial doses a year. We developed our PharmFilm technology to provide meaningful clinical and therapeutic advantages over other existing dosage forms and, in turn, to improve the lives of patients and caregivers. PharmFilm is protected by our patent portfolio, which currently includes at least 150 issued patents worldwide, of which at least 30 are U.S. patents, and more than 130 pending patent applications worldwide. Several of the patents in this intellectual property portfolio are utilized in each of our proprietary pipeline products. We are continuing to develop additional intellectual property and know-how related to the applications and engineering of PharmFilm alone or in combination with other technologies to create product capabilities that have compelling value propositions.
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
•ease of administration and availability (no device required);
•direct absorption into the bloodstream reducing or avoiding “first pass” effects in the liver;
•reduced gastrointestinal, or GI, side effects;
•positive dosing outcomes, especially for patients with physical (e.g., dysphagia) or psychological barriers to other methods of drug administration;
•stable, durable, portable and quick dissolving (with or without water);
•customizable delivery routes for tailored PK, profiles (buccal, sublingual or lingual); and
•customizable taste profiles.

Our Product Portfolio and Pipeline
The following table outlines our proprietary growth drivers and licensed products.

# Product Portfolio

| Proprietary growth drivers | Preclinical | Clinical | Filed | Marketed |
|---|---|---|---|---|
| **LIBERVANT™ Buccal Film (Diazepam)**<br>(Refractory Seizures) | ✓ | ✓ | ✓ Tentative approval granted 8/30/22<br>Expected launch January 2027 | |
| **LIBERVANT™ Buccal Film 2-5 year olds (Diazepam)**<br>(Refractory Seizures) | ✓ | ✓ | Expected action date<br>April 28, 2024 | |
| **Anaphylm™ (Epinephrine)**<br>(Anaphylaxis) | ✓ | ✓ | | |
| **AQST-108-SF (Epinephrine)**<br>(Alternative Indications) | ✓ | ✓ | | |

| Commercial products | Preclinical | Clinical | Filed | Marketed |
|---|---|---|---|---|
| **Suboxone® Sublingual Film (Buprenorphine/Naloxone)**<br>(Opioid Dependence) | ✓ | ✓ | ✓ | ✓ FDA Approved 2010; EMA and TGA Approved |
| **Zuplenz® Oral Film (Ondansetron)**<br>(Antiemetic) | ✓ | ✓ | ✓ | ✓ FDA Approved 2010; ANVISA Approved |
| **Sympazan® Oral Film**<br>Lennox-Gastaut Syndrome) | ✓ | ✓ | ✓ | ✓ FDA Approved 2018 |
| **Exservan™ Oral Film (Riluzole)**<br>(Amyotrophic Lateral Sclerosis/ALS) | ✓ | ✓ | ✓ | ✓ FDA Approved 2019 |
| **Kynmobi® Sublingual Film (Apomorphine HCl)**<br>(OFF Episodes of Parkinson's) | ✓ | ✓ | ✓ | ✓ FDA Approved 2020 |
| **Azstarys® (serdexmethylphenidate and dexmethylphenidate)**<br>(Attention-Deficit Hyperactivity Disorder/ADHD) | ✓ | ✓ | ✓ | ✓ FDA Approved 2021 |

1

© 2022 Property of Aquestive Therapeutics, Inc.

Aquestive
Advancing medicines.
Solving problems.
Improving lives.

Sympazan®, Zuplenz®, PharmFilm® and the Aquestive logo are registered trademarks of Aquestive Therapeutics, Inc. All other registered trademarks referenced herein are the property of their respective owners.
Proprietary Growth Drivers
Complex Molecule Portfolio
Our PharmFilm technology allows us to develop medicines that offer non-invasive delivery, customized suitability for patients with dysphagia, or trouble swallowing, can be administered without water and ensures consistent therapeutic dosing. We believe that these characteristics will permit us to achieve the desired patient outcomes, while potentially reducing the total cost of patient care.
We have developed a proprietary pipeline of complex molecule-based product candidates as alternatives to invasively administered standard of care therapeutics addressing large market opportunities. The active programs in our complex molecule pipeline portfolio are:
•Anaphylm (epinephrine sublingual film, pronounced “ana-film”) – the first and only non-device based, orally delivered epinephrine product candidate that has shown clinical results comparable to auto-injectors (such as EpiPen® and Auvi-Q®) for the emergency treatment of allergic reactions, including anaphylaxis. Epinephrine is the standard of care in the treatment of anaphylaxis and is currently administered via intramuscular injection (IM) including auto-injectors, such as EpiPen and Auvi-Q, which require patients or their caregivers to inject epinephrine into the patient’s thighs during an emergency allergic reaction. As a result of this route of administration, many patients and their caregivers are reluctant to use currently available products; however, Anaphylm would, if approved by the FDA, allow a patient to simply place a dissolvable strip, approximately the size and weight of a postage stamp, under the tongue, providing an appropriate medication where it is needed, when it is needed and in a form preferred by patients.
We completed a first-in-human Phase 1 clinical trial for Anaphylm in Canada. This Phase 1 randomized, single-ascending dose study was performed in order to assess the safety, tolerability, and pharmacologic profile of Anaphylm.
In February 2022, the FDA cleared our IND allowing for clinical investigation of Anaphylm in the U.S. The FDA confirmed that the 505(b)(2) approval pathway is acceptable for the development of Anaphylm. The FDA granted Fast Track designation in March 2022 to Anaphylm for the emergency treatment of allergic reactions, including anaphylaxis.

In February 2022, we reported positive topline data from Part 1 of our crossover study of Anaphylm, EPIPHAST, a randomized, open-label, three-part adaptive design, crossover study in healthy adult subjects comparing the PK and PD of epinephrine delivered via Anaphylm oral film compared to epinephrine IM. The EPIPHAST study was also conducted in Canada. In Part 1 of the EPIPHAST study, multiple oral film formulations and dosage strengths of Anaphylm were evaluated. The lead formulation of Anaphylm has shown clinically meaningful blood concentrations when delivered in two different physical configurations, with a median time to maximum concentration (Tmax) of 13.5 minutes and 22.5 minutes, respectively. Part 1 also showed arithmetic mean maximum concentrations (Cmax) of 771 pg/mL and 580 pg/mL for the two configurations, or geometric mean Cmax values of 258pg/mL and 268pg/mL for the two configurations, respectively. These geometric mean Cmax and median Tmax values are consistent with those previously reported for approved injectable epinephrine devices such as EpiPen. Under Part I of the EPIPHAST study, the healthy volunteers were also exposed to a 0.5mg IM of epinephrine, allowing for a comparison with the PK, safety, and tolerability of the higher end of the approved dosage range of epinephrine, consistent with guidance received from the FDA in a written response to our IND for Anaphylm The findings show that these two configurations of the selected Anaphylm formulation can deliver clinically meaningful blood concentrations of epinephrine sooner than that observed with the higher dose of epinephrine IM injection, and in line with existing epinephrine auto-injectors. In addition, dosing with Anaphylm resulted in changes in blood pressure and heart rate that were comparable to epinephrine auto-injectors. The Part I EPIPHAST study indicated that treatment was well tolerated, with no serious adverse events, significant medical events, or treatment-related severe adverse events reported.
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
In late December 2022, we received the final minutes from the EoP2 meeting with the FDA which provided clarity as to the FDA’s expectations regarding key program areas. In March 2023, we obtained further clarification from the FDA indicating that we should submit our pivotal study protocol for review once it selects its reference listed drugs (RLDs). We have completed additional studies that have identified the appropriate auto-injector RLDs and continue to work on the optimal administration parameters.
In April 2023, the FDA conditionally accepted the proprietary name Anaphylm as the proposed brand name for Anaphylm. Final approval of the Anaphylm proprietary name is conditioned on FDA approval of Anaphylm, if any.
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
In July 2023 we released topline data from the latest clinical crossover pilot trial, Study AQ109103 (the “103 Study”), for Anaphylm. The 103 Study demonstrated that Anaphylm, using the expected finalized dosing administration instructions, delivers epinephrine systemically as effectively as either commercially available autoinjectors or the manual intramuscular (IM) injection. Administration of Anaphylm 12mg resulted in a geometric mean maximum epinephrine concentration (Cmax) of 457 pg/mL and a median time to maximum concentration (Tmax) of 15 minutes after administration. The partial Area Under the Curve measurement, or pAUC, was bracketed between previously generated manual 0.3mg IM injection and epinephrine 0.3mg autoinjector data at all time points between 10 and 60 minutes, post-dosing. Importantly, Anaphylm 12mg met the standards of bracketing in the 103 Study for all the critical parameters that we anticipate measuring in the pivotal PK study, including Cmax and pAUC during the critical early time periods, while remaining similar to autoinjectors for Tmax. The 103 Study also included crossover arms of Anaphylm 12mg with alternate dosing instructions as well as Anaphylm 14mg with the finalized dosing instructions. In all cases in the 103 Study, the product was considered safe and well-tolerated with no serious adverse events.
We recently received comments from the FDA on the pivotal Phase 3 PK clinical study protocol for Anaphylm we submitted. In its comments, the FDA indicated that our proposed endpoints, sample size, and statistical analysis are reasonable. As anticipated, the FDA also reminded is that PK sustainability post-dosing (30–60 minutes) is an important factor and recommended using repeat-dose data to support PK sustainability.
In December 2023, the first patient was dosed in the initial Phase 3 pivotal Pharmacokinetic (PK) clinical study of Anaphylm (epinephrine). The two-part, Phase 3, single-center, open-label, randomized study is designed to compare the PK and pharmacodynamics (PD) of single and repeat doses of Anaphylm versus single and repeat doses of the epinephrine IM injection and epinephrine autoinjectors (EpiPen® and Auvi-Q®) in healthy adult subjects. The primary objective is to compare the PK of epinephrine following the single administration of Anaphylm to single administration of epinephrine IM injection in healthy adult subjects. The secondary objectives include evaluating PK sustainability following repeat administration and evaluating the safety and tolerability following single and repeat administrations versus epinephrine IM injection and epinephrine autoinjectors.

A comprehensive adult and pediatric Human Factors program, an expected and ongoing part of the Anaphylm clinical development program, will also be included in the Anaphylm NDA to support future labeling and the use of the product by intended patients.

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
•Adrenaverse - (epinephrine prodrug platform) – Additional indications and delivery methods are currently being explored under our epinephrine prodrug platform, which we have branded as Adrenaverse. We have completed an initial formulation of an AQST-108 topical product using the Adrenaverse platform and plan on testing this formulation in humans in the coming months. Based on in-vitro data, we have seen rapid absorption of AQST-108 across porcine skin tissue. Although epinephrine is a vasoconstrictor and does not penetrate well through the skin, we believe that the Adrenaverse platform may allow for topical absorption, thereby creating the potential treatment for a variety of dermatological condition. Upon completion of the preclinical and feasibility work relating to this program, we expect to request a pre-IND meeting for Adrenaverse with the FDA and plan to disclose the indication and path forward for development, once we have received feedback from the FDA.
Proprietary CNS Product Candidate
We believe the application of our proprietary PharmFilm® technology is particularly valuable and relevant to patients suffering from certain CNS disorders to meet patients’ unmet medical needs and to solve patients’ therapeutic problems. We believe there remains a significant opportunity to develop additional products in the CNS market. Additionally, our know-how and proprietary position have broad application beyond CNS, and we plan to explore the applications of PharmFilm in other disease areas. Our most advanced asset within our proprietary CNS portfolio, focused in epilepsy, is as follows:
•Libervant – a buccally, or inside of the cheek, administered soluble film formulation of diazepam is our most advanced proprietary investigational product candidate. Aquestive developed Libervant as an alternative to device-dependent rescue therapies currently available to patients with refractory epilepsy, which are a rectal gel and nasal sprays. In August 2022, the FDA granted tentative approval for Libervant for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy 12 years of age and older. The FDA has concluded that Libervant has met all required quality, safety, and efficacy standards for approval. Due to an existing FDA regulatory grant of orphan drug market exclusivity for Valtoco®, a diazepam nasal spray product sold by another company for use in patients 12 years of age and older, the FDA has determined that Libervant is not yet eligible for marketing in the United States. As a result of this determination, the FDA cannot give final approval for Libervant until the expiration of the orphan drug market exclusivity in January 2027.
In June 2023, we filed an NDA for Libervant for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy between two and five years of age. The FDA accepted the filing for review and assigned a PDUFA goal date of April 28, 2024. Diastat® (diazepam) rectal gel is the only treatment currently available to this age group of patients for this indication. There is no assurance that, if the pediatric NDA for Libervant is approved by the FDA, it will overcome the orphan drug exclusivity granted by the FDA for Valtoco and be granted U.S. market access for this patient age group. Further, there can be no assurance that another company will not obtain other FDA market exclusivity that blocks U.S. market access for Libervant for any age group in this patient population. See “Licensed Commercial Products and Product Candidates and Other Products – Libervant” for a discussion of the licensing arrangement for this product candidate.
Licensed Commercial Products and Product Candidates and Other Products
Our portfolio also includes other products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the years ended December 31, 2023 and 2022, our licensed product portfolio generated $50.6 million and $47.7 million in revenue to Aquestive, respectively. Those products include:
•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone was launched by our licensee, Indivior Inc., or Indivior, in 2010. Suboxone is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone and have produced over 2.7 billion doses of Suboxone since its launch in 2010. As of December 31, 2023, Suboxone branded products retain approximately 31% film market share as generic film-based products have penetrated this market. We have filed patent infringement lawsuits against certain companies relating to generic film-based products for buprenorphine-naloxone. More details regarding these lawsuits are described in Part II Item 8. Financial Statements and Supplementary Data, Note 22, Contingencies, contained herein.
•Exservan® – an oral film formulation of riluzole, has been developed by Aquestive for the treatment of ALS. We believe that Exservan can bring meaningful assistance to patients who are diagnosed with ALS and face difficulties swallowing traditional forms of medication. Exservan was approved by the FDA on November 22, 2019. During the fourth quarter of 2019, we announced the grant of a license to Zambon for the development and commercialization of Exservan in the for the treatment of ALS. Zambon is a multinational pharmaceutical company with a focus on the CNS therapeutic area. Under the terms of the license agreement with Zambon, an upfront payment was paid to Aquestive for the development and commercialization rights of Exservan in the EU, and Aquestive will be paid development and sales milestone payments and low double-digit royalties on net sales of the product in the EU, marketed as Emylif by Zambon. Zambon is responsible for the regulatory approval and marketing of Exservan in the countries where Zambon seeks to market the product, and Aquestive is responsible for the development and manufacture of the product. During the fourth quarter of 2022, Aquestive received a $0.5 million milestone payment in connection with the receipt of regulatory approval for Exservan pursuant to the terms of the license agreement with Zambon. During the second quarter of 2023, Aquestive received a $0.5 million milestone payment in connection with the first commercial sale in the first country in the licensed territory for Exservan pursuant to the terms of the license agreement with Zambon. In January 2021, we announced that we granted an exclusive license to MTHA for the commercialization in the United States of Exservan. MTHA is a multinational pharmaceutical company with a focus on patients with ALS. The product was launched by MTHA in June 2021. Under the terms of the MTHA license agreement, Aquestive is the exclusive manufacturer and supplier of Exservan for MTHA in the United States. Exservan may potentially fulfill a critical need for ALS patients, given it can be administered safely and easily, twice daily, without water.
In March 2022, we announced the grant of an exclusive license to Haisco for them to develop and commercialize Exservan for the treatment of ALS in China. Haisco is a China-based public pharmaceutical company. Haisco will lead the regulatory and commercialization activities for Exservan in China. Aquestive will serve as the exclusive sole manufacturer and supplier for Exservan in China. Under the terms of license agreement with Haisco, as amended, Aquestive received a $7.0 million upfront payment in September 2022, and will receive regulatory milestone payments, double-digit royalties on net sales of Exservan in China, and earn manufacturing revenue upon the sale of Exservan in China.
•KYNMOBI® – a sublingual film formulation of apomorphine, which is a dopamine agonist, was developed to treat episodic off-periods in Parkinson’s disease. We licensed our intellectual property to Cynapsus Therapeutics, Inc., a company that was acquired by Sunovion for the commercialization of KYNMOBI under an Agreement dated April 1, 2016, as amended by the Sunovion License Agreement. KYNMOBI was approved by the FDA on May 21, 2020 and commercially launched by Sunovion in September 2020. On November 3, 2020, we entered into the Monetization Agreement with MAM Pangolin Royalty, LLC, an affiliate of Marathon. Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI. In June 2023, Sunovion announced that it has voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets, therefore, we likely will not receive any of the additional contingent payments under the Monetization agreement.
•Zuplenz® – an oral soluble film formulation of ondansetron, a 5-HT antagonist, was developed for the treatment of nausea and vomiting associated with chemotherapy and post-operative recovery. Ondansetron is available as branded and generic products as intravenous injections, intramuscular injections, orally dissolving tablets, oral solution tablets, and film. We licensed commercial rights for Zuplenz to Hypera in Brazil (which Hypera markets as Ondif). Hypera received approval to market Zuplenz in Brazil from ANVISA on February 21, 2022. We received a $0.9 million milestone payment in connection with this transaction. We licensed commercial rights for Zuplenz to Fortovia (previously Midatech Pharma PLC) in the United States, Canada, and China. Fortovia launched Zuplenz in the United States in 2015. We had been the sole and exclusive manufacturer of Zuplenz for Fortovia. On August 31, 2020 Fortovia filed a Chapter 11 bankruptcy proceeding in the Bankruptcy Court for the Eastern District of North Carolina. On January 29, 2021, the Bankruptcy Court approved an agreement pursuant to which the license and supply agreement between Aquestive and Fortovia was terminated, and all rights to commercialize Zuplenz returned to us, effective January 30, 2021.
•AzstarysTM – an FDA-approved, once-daily product for the treatment of ADHD in patients age six years or older. AZSTARYS consists of serdexmethylphenidate, a prodrug of d-methylphenidate (d-MPH), co-formulated with immediate release d-MPH. In March 2012, we entered into an agreement with Zevra to terminate a Collaboration and License Agreement entered into by Aquestive and Zevra in April 2011. Under this termination arrangement, we have the right to participate in any and all value that Zevra may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving Zevra and collaborations, royalty arrangements, or other transactions from which Zevra may realize value from these compounds, including the product Azstarys. On March 2, 2021, Zevra announced FDA approval of Azstarys for the treatment of ADHD. During the year ended December 31, 2023, we recorded $1.5 million as milestone revenues for Zevra.
•LibervantTM - a buccal film formulation of diazepam tentatively approved by the FDA for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy 12 years of age and older. We entered into the Pharmanovia Agreement with Pharmanovia, effective as of September 26, 2022, pursuant to which we granted Pharmanovia an exclusive license to certain of our intellectual property to develop and commercialize Libervant for the treatment of prolonged or acute, convulsive seizures in all ages in certain countries of the Territory during the term of the Pharmanovia Agreement. Under the Pharmanovia Agreement, Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and we will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory. We received $3.5 million upon agreement execution. Effective March 27, 2023, we amended the Pharmanovia Agreement to expand the scope of the licensed territory for Libervant to cover the rest of the world, excluding the U.S., Canada and China. Pharmanovia will be responsible for seeking appropriate regulatory approval in the expanded territories. Pursuant to the terms of the Pharmanovia Amendment, we received a non-refundable payment of $2.0 million from Pharmanovia on execution of the Pharmanovia Amendment.
•Sympazan® – an oral soluble film formulation of clobazam used for the treatment of seizures associated with a rare, intractable form of epilepsy known as Lennox-Gastaut syndrome, or LGS, in patients aged two years of age or older, was approved by the FDA on November 1, 2018. We commercially launched Sympazan in December 2018. On October 26, 2022, we entered into a License Agreement with Otter Pharmaceuticals, LLC, a subsidiary of Assertio, a specialty pharmaceutical company offering differentiated products to patients, pursuant to which we granted an exclusive, worldwide license of its intellectual property for Sympazan to Assertio during the term of that agreement for an upfront payment of $9.0 million. Additionally, in November 2022, we received a $6.0 million milestone payment upon its receipt of a notice of allowance from the United States Patent and Trademark Office of its patent application

U.S. Serial No. 16/561,573, and payment of the related allowance fee. We are the exclusive sole manufacturer and supplier of Sympazan for Assertio and will receive manufacturing fees from Assertio for the product through the expiration of such supply agreement. We are the exclusive sole manufacturer and supplier of Sympazan for Assertio.
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
Treatment of anaphylaxis typically consists of an intramuscular injection of epinephrine administered at the earliest opportunity, followed by additional intramuscular or intravenous injections as needed. A generic form of epinephrine auto-injector (brand form EpiPen) is the leading self-administered form of epinephrine. People with known allergies and who are at risk for anaphylaxis are advised to carry two epinephrine auto-injectors with them at all times and self-administer at the first signs of an anaphylactic reaction. Auto-injectors can be inconvenient to transport and many patients and caregivers dislike injections as a delivery method. Proper dosing and the ability to effectively administer epinephrine in a timely, reliable manner is critical for patients experiencing anaphylaxis. However, we believe that the inability to administer complex molecules via oral administration has limited the development of treatments that have the potential to provide significant patient benefit. We designed Anaphylm, a “first of its kind” oral sublingual film formulation delivering systemic epinephrine, as a rescue medicine for the treatment of anaphylaxis, using Aquestive’s proprietary PharmFilm technologies, to improve patient compliance and lower the total cost of care. We believe there is a significant market opportunity for a non-injectable, easier to administer product with a fast onset of action. A product with this profile could enable patients to conveniently and rapidly self-administer a reliable and accurate dose of epinephrine during an anaphylactic reaction, which we believe will improve patient compliance. Subject to our achieving regulatory approval of this product candidate, which we cannot assure, we believe Anaphylm has the potential to reduce the treatment burden currently associated with intramuscular injections and may lower costs to the healthcare system associated with anaphylaxis, due to inaccurate or untimely dosing.
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
Manufacturing and Product Supply

We operate two manufacturing and primary packaging facilities located in Portage, Indiana, where we currently manufacture our licensed products, Suboxone, Exservan, Ondif and Sympazan, on an exclusive basis. These facilities are expected to have a combined capacity to accommodate the production of our proprietary product pipeline candidates and licensed products, without any current need for additional infrastructure. In 2022, we completed work to expand our manufacturing capabilities to include serialization and secondary packaging. This expansion allows us to support our existing and possible future business collaborations more broadly. With the cGMP facilities in Indiana, we will continue to explore possible additional manufacturing capabilities in 2023. We will also continue to consider our anticipated facilities and infrastructure needs as our product development grows. We have produced over 1.0 billion doses in the last five years. The cGMP manufacturing operations in Indiana are registered with the DEA for Schedule II - V.
We are subject to various regulatory requirements, such as the regulations of the FDA, the DEA, the EU, ANVISA and other foreign health authorities such as the TGA. We are required to register our facilities and adhere to cGMP standards. These standards require manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures throughout the entire manufacturing process. Our facilities have undergone inspections by the FDA, DEA, TGA, and several quality assurance inspections by pharmaceutical companies for cGMP compliance. In each case, the facilities have passed inspection and are subject to periodic re-inspection. Failure to comply with these and other statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. Adverse events with the product or product complaints must be reported and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.
We purchase our raw materials, including active pharmaceutical ingredients, from qualified, approved vendors both domestically and internationally. Whenever possible, we continue to pursue a multi-supplier strategy for critical raw materials, where available or appropriate. Our product packaging foil is supplied by a single manufacturer. Such manufacturer utilizes multiple manufacturing facilities for production of our packaging foil. We may continue to enter into more formal supply agreements in the future as production volumes increase and are more predictive.
Subject to the supervision of our internal clinical operations, we use third-party CROs to administer and conduct many aspects of our planned clinical trials including monitoring and managing data, and we will rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our trials in accordance with our clinical protocols. We intend for such CROs to play a significant role in the subsequent collection and analysis of data from such trials.
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
In August 2022, the FDA granted tentative approval for Libervant for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy 12 years of age and older. The FDA concluded that Libervant has met all required quality, safety, and efficacy standards for approval. Due to an existing FDA regulatory grant of orphan drug market exclusivity for our competitor’s diazepam nasal spray product discussed above, Libervant is not yet eligible for marketing in the United States. As a result of the FDA determination, the FDA cannot give final approval for Libervant until the expiration of the orphan drug market exclusivity. We continue to believe that, particularly in the case of our submitted studies on the effect of food on the absorption of diazepam formulations, Libervant has the distinct advantage of being able to be readily administered when needed without regard to food, providing an important benefit to patients.
In September 2023, the FDA accepted Aquestive's NDA for Libervant (diazepam) Buccal Film for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) in patients between two and five years of age. Diastat (diazepam) Rectal Gel is the only FDA approved treatment currently available to this patient population for this indication. The NDA for Libervant was assigned a PDUFA target action date of April 28, 2024. There is no assurance that, if the pediatric NDA for Libervant is approved by the FDA, it will overcome the orphan drug exclusivity granted by the FDA for Valtoco and be granted U.S. market access for this patient age group. Further, there can be no assurance that another company will not obtain other FDA market exclusivity that blocks U.S. market access for Libervant for any age group in this patient population.
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
Patents
Our patent portfolio currently comprises at least 150 issued patents worldwide, of which at least 30 are U.S. patents, and more than 130 pending patent applications worldwide. These issued patents and pending patent applications provide both process of making and composition of matter protection for our PharmFilm technology and products and product candidates, including Suboxone and our PharmFilm formulations of tadalafil, diazepam, clobazam, riluzole, and epinephrine. These patents and, if issued as patents, pending patent applications will likely expire between 2024 and 2041. The pending patent applications filed in 2017 will provide composition of matter and process of making protection for our PharmFilm dosage formulations of diazepam and epinephrine and, if issued as patents, will likely expire by 2041. The projected expiration dates exclude any patent term adjustment or patent term extension.
PharmFilm – Our Oral Film Technology
Our PharmFilm technology is covered by at least 12 patent families. These patent families provide process, composition of matter protection for our PharmFilm technology, and comprise at least 49 issued patents worldwide, of which at least 12 are U.S. patents, and related pending patent applications worldwide. The patents and pending patent applications, if issued as patents, will likely expire between 2024 and 2041, excluding any patent term adjustment or patent term extension.

The PharmFilm technology patents and/or patent applications also generically and specifically protect the technology utilized in the products and product candidates in our CNS programs, our complex molecule programs, as well as our licensee programs. For example, encompassed within our platform technology patents and/or patent applications is specific coverage directed to PharmFilm dosage formulations of CNS molecules such as diazepam. Also encompassed within our platform technology is coverage for our complex molecule program which includes molecules such as epinephrine. Our platform technology patents and/or patent applications further cover the products Suboxone and Zuplenz, as well as our formulations of the molecules apomorphine and tadalafil, which are part of our licensed programs. The expiration dates for patents covering these products and product candidates, and for pending applications if issued as patents, extend from 2024 to 2041, excluding any patent term adjustment or patent term extension.
We note that several of our issued patents are or have been involved in administrative proceedings, such as reexamination and inter partes review at the U.S. Patent and Trademark Office, or USPTO, and opposition at the European Patent Organization, or EPO.
Certain of our patents and patent applications, if granted, will be published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA or a 505(b)(2) NDA. If any of these potential generic competitors claim that their product will not infringe our listed patents, or that such patents are invalid, then they must send notice to us once the ANDA or 505(b)(2) NDA has been accepted for filing by the FDA. We may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification, which would automatically prevent the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA applicant.
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
FDA approval is required before any new drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. The process required by the FDA before a new drug may be marketed in the United States generally involves:
•completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s GLP regulations;

•submission to the FDA of an IND, application for human clinical testing which must become effective before human clinical trials may begin in the United States;
•approval by an independent IRB at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each intended use;
•submission to the FDA of an NDA;
•satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s current cGMP regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•satisfactory completion of a potential review by an FDA advisory committee, if applicable; and
•FDA review and approval of the NDA.
The preclinical and clinical testing and approval process takes many years and the actual time required to obtain approval, if any, may vary substantially based upon the type, complexity and novelty of the product or disease.
Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including current GLP. The results of preclinical testing are submitted to the FDA as part of an IND application along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND application is submitted.
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
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under PDUFA, the FDA has agreed to certain performance goals in the review of NDAs through a two-tiered classification system, Standard Review and Priority Review. Priority Review designation is given to drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists. The FDA endeavors to review applications subject to Standard Review within ten to twelve months, whereas the FDA’s goal is to review Priority Review applications within six to eight months.
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
As a condition of NDA approval, the FDA may require a REMS to help ensure that the benefits of the drug outweigh the potential risks. If the FDA determines a REMS is necessary during review of the application, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other elements to assure safe use, such as special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. In addition, the REMS must include a timetable to periodically assess whether the REMS plan is effective. The requirement for a REMS can materially affect the potential market and profitability of a drug.
Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label, and, even if the FDA approves a product, it may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms.
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
In addition, any distribution of prescription drug products must comply with the U.S. Prescription Drug Marketing Act, or PDMA, a part of the FDCA. In addition, Title II of the Federal Drug Quality and Security Act of 2013, known as the DSCSA has imposed new “track and trace” requirements on the distribution of prescription drug products by manufacturers, distributors, and other entities in the drug supply chain. These requirements are being phased in over a ten-year period. The DSCSA ultimately will require product identifiers (i.e., serialization) on prescription drug products in order to establish an electronic interoperable prescription product system to identify and trace certain prescription drugs distributed in the United States. The DSCSA replaced the prior drug “pedigree” requirements under the PDMA and preempts existing state drug pedigree laws and regulations. The DSCSA also establishes new requirements for the licensing of wholesale distributors and third-party logistic providers. These licensing requirements preempt states from imposing licensing requirements that are inconsistent with, less stringent than, directly related to, or otherwise encompassed by standards established by the FDA pursuant to the DSCSA. Until the FDA promulgates regulations to address the DSCSA’s new national licensing standard, current state licensing requirements typically remain in effect.
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
Compliance with such laws and regulations requires substantial resources. While we no longer engage in the commercial sale of any proprietary drug products, we may engage in the commercial sale of proprietary products in the future. In addition, because of the breadth of these various fraud and abuse laws, it is possible that some of our business activities in the past could be subject to challenge under one or more of such laws. Such a challenge could have material adverse effects on our business, financial condition and results of operations. In the event governmental authorities conclude that our business practices did not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations, they may impose sanctions under these laws, which are potentially significant and may include civil monetary penalties, damages, exclusion of an entity or individual from participation in government health care programs, criminal fines and individual imprisonment, additional reporting requirements if we become subject to a corporate integrity agreement or other settlement to resolve allegations of violations of these laws, as well as the potential curtailment or restructuring of our operations. Further, we may be subject to contractual damages and reputational harm as result of such non-compliance. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity.
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

United States Healthcare Reform
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program, or commonly known as the donut hole in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing discount program, or 340B program, fraud and abuse, and enforcement. These changes impacted existing government healthcare programs and are resulting in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.
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
There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On July 24, 2020, four Executive Orders were signed and enacted directing the Secretary of HHS to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale, which may be delayed until 2032 by the recent Consolidated Appropriations Act ; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a FQHC, as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. On October 1, 2020, the FDA issued its final rule allowing importation of certain prescription drugs from Canada. On September 13, 2020, President Trump signed an Executive Order directing HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. While some proposed measures will require authorization through additional legislation to become effective, Congress has indicated that they will continue to pursue new legislative and/or administrative measures to control drug costs, including price or patient reimbursement constraints, discounts, restrictions on certain access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Most recently, the Inflation Reduction Act of 2022, or IRA, included a number of significant drug pricing reforms, which include the establishment of a drug price negotiation program within the HHS (beginning in 2026) that requires manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation (first due in 2023), and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs (beginning in 2025).

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
Human Capital
As of December 31, 2023, we employed approximately 135 colleagues. All of our colleagues were employed in the U.S. Of these colleagues, 20 are directly involved in research and development, 92 are involved in manufacturing operations, and 23 are involved in business development and general and administrative activities. Our colleagues are not represented by a labor union.

Culture and Colleagues Engagement
We believe that our colleagues are an essential element of our strategy and critical to our continued success. Our corporate values – safety, compliance, collaboration, integrity and high performance are built on the foundation that the colleagues we hire, the steps we use to engage them and the way we treat one another promote the creativity, innovation and productivity that spurs Aquestive's success.
Supporting that philosophy, our management team is responsible for ensuring that our policies and procedures reflect and reinforce our desired corporate culture including policies and procedures related to risk management, ethics and compliance.
We engage advisors to ensure that we design, plan and execute competitive compensation strategies and benefit programs to help us attract and retain a diverse workforce with the appropriate skills and talent that drive the organization’s success. We also engage our colleagues in important dialogue regarding organizational performance and reward our colleagues accordingly to create a successful and attractive workplace. We are committed to creating a culture of inclusion in which all colleagues have the opportunity to be heard, make an impact and thrive.
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
Environmental Safety
We have few environmental risks but are committed to be part of the global solution. We run environmentally responsible laboratory waste collection, recycling and disposal programs. We educate and encourage our colleagues to be environmentally responsible. As of December 31, 2023, we were in compliance with government and environmental regulations.
Available Information
We file with or submit to the SEC our annual, quarterly, periodic and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports and other publicly filed information available as soon as reasonable practicable after we electronically file such material with, or furnish it to the SEC. Our Internet address where these documents and other information can be found is https//aquestive.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report. Our annual, quarterly, periodic and current reports, proxy statements and other public filings are also available free of charge on the EDGAR Database on the SEC’s Internet website at www.sec.gov.
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
•the failure to overcome a present stay on Libervant entering the U.S. market due to a competitor’s orphan drug market exclusivity status;
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
•any delays or changes to the timing, cost and success of clinical trials for Anaphylm and our other product candidates;
•failure to generate sufficient data in our PK and PD comparability submission for FDA approval of Anaphylm;
•data in our PK and PD comparability as submitted to the FDA for approval of Libervant two to five years is insufficient:
•we have entered into, and may enter into collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships with third-parties that may not result in the development of commercially viable products or the generation of significant future revenues;
•we are and will be dependent on third-party CROs to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated and we may not be able to obtain regulatory approval for any of our product candidates;
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
•we may be subject to damages resulting from litigation matters currently pending against Aquestive;
•cybersecurity continues to affect businesses and could cause business interruption;
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
Some of our product candidates will require substantial additional development time and resources before we are able to receive regulatory approvals, implement commercialization infrastructure and strategies, or license product out to begin generating revenue from product sales or royalty streams. Our current product candidates are still in their early stages, and we may not generate substantial revenue from sales or royalties of our product candidates in the near term, if ever.
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
•activities related to pre-commercialization of products;
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
We expect to continue to incur net losses for at least the next few years as we pursue the development efforts and commercialization of our product candidates. Our net losses may fluctuate significantly from period to period, depending on regulatory approval developments concerning our product candidates, the timing of our planned clinical trials and expenditures on our other research and development. We expect our expenses will continue to be substantial in 2024 and future periods as we continue to:
•continue to clinically develop Anaphylm and provide supporting data needed for market approval from the FDA;
•continue to seek licensing and other transactions of our product candidates; and
•continue to engage with the FDA to overcome the present stay on Libervant entering the U.S. market due to a competitor’s orphan drug market exclusivity status.

We expect to continue to manage the timing and level of expenses in light of the declining Suboxone revenues, while focusing on the development and commercialization of Anaphylm.
Until we become profitable, if ever, we expect to need to raise significant additional capital in the future through equity or debt issuances, or both, to continue to manage our expenses to extend our capital runway, in order to further the development, and regulatory approval of our products and product candidates, and to conduct our business. We have no committed sources of additional capital, and there can be no assurance that such needed capital or debt financing will be available on favorable terms, or at all. We may seek to obtain additional capital in the future through the issuance of our Common Stock, through other public or private equity or debt financings, through potential non-dilutive capital raising events that may result from royalty streams that may be realizable from our licensed products or licensed intellectual property, through collaborations or licensing arrangements with other companies, and through the sale of assets, including product, product candidates, plants or other tangible assets, or by other means, if available. We may not be able to raise additional capital or other funding on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan and cause us to delay or curtail our operations until such funding is received. To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience dilution, and debt financings, if available (and subject to all of the existing restrictions and conditions under our debt instruments) may involve increased restrictive covenants and increased fixed payments or may otherwise further constrain our financial flexibility. To the extent that we raise additional funds through collaborative or licensing arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us. In addition, payments made by potential collaborators or licensees generally will depend upon our achievement of negotiated development and regulatory milestones. Failure to achieve these milestones may harm our future capital position.
We will need substantial additional capital to fund our operations, which may not be available on acceptable terms, if at all.
Our cash requirements for 2024 and beyond include expenses related to continuing development and clinical evaluation of our products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of our products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of December 31, 2023, we had $23.9 million of cash and cash equivalents.
Capital may be available under our ATM facility, which we initially established in 2019, under which, from time to time, we may offer and sell shares of our Common Stock. The ATM facility has approximately $24.0 million worth of shares of Common Stock available at December 31, 2023. In April 2022, we entered into a Purchase Agreement with Lincoln Park, under which, from time to time, we may cause Lincoln Park to purchase shares of our Common Stock. The Purchase Agreement with Lincoln Park has approximately an equivalent to 6,486,623 shares to purchase at December 31, 2023.
On November 1, 2023, we reduced our debt payment obligations when we issued (the “Offering”) $45,000 aggregate principal amount of our 13.5% Notes. A portion of the net proceeds from the Offering was used to redeem all of the outstanding 12.5% Notes and to pay expenses relating to the Offering, with the balance of the proceeds to be used for general corporate purposes. Interest on the 13.5% Notes accrues at a rate of 13.5% per annum and is payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (each, a “Payment Date”). The 13.5% Notes are interest only until June 30, 2026, whereupon on such date and each Payment Date thereafter, we will also pay an installment of principal of the 13.5% Notes pursuant to a fixed amortization schedule, along with a portion of an Exit Fee determined as of the applicable date of prepayment, payment, acceleration, repurchase or redemption, as the case may be.
If adequate funds are not available for our liquidity needs and cash requirements, as and when needed, from the sources referred to above or otherwise, or at all, we would be required to engage in expense management activities such as reducing staff, delaying, significantly scaling back, or even discontinuing some or all of our current or planned research and development programs and clinical and other product development activities, or reducing our future commercialization efforts and otherwise significantly reducing our other spending and adjusting our operating plan, and we would need to seek to take other steps intended to improve our liquidity. We also may be required to evaluate additional licensing opportunities, if any become available, of our proprietary product candidate programs that we currently plan to self-commercialize or explore other potential liquidity opportunities or other alternatives or options or strategic alternatives, including asset sales, although we cannot assure that any of these actions would be available or available on reasonable terms. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing most, if not all, of their investment in Aquestive.
We may sell additional equity, incur debt or raise funds through licensing arrangements to fund our operations, which may result in dilution to our stockholders, impose restrictions on our business or require us to relinquish proprietary rights.
Aquestive has experienced a history of net losses and our accumulated deficits totaled $319.1 million as of December 31, 2023. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties.
In November 2020, we began utilizing the ATM facility. For the year ended December 31, 2023, we sold 4,958,341 shares which provided net proceeds of approximately $9.0 million, after deducting commissions and other transaction costs of $0.5 million. This ATM facility has approximately $24.0 million available at December 31, 2023.
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
•the timing of addressing any additional data required to obtain FDA approval of Anaphylm and delays as a result thereof;
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
We have substantial debt and substantial debt service obligations. At December 31, 2023, we had an aggregate principal amount of $45.0 million of outstanding indebtedness, represented by the 13.5% Notes. In the future, we will need to raise additional funds.
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
We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and potential access to other funding. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the Indenture and 13.5% Notes or any other debt instruments we may enter into. Failure to make required debt service payments or comply with other covenants under our existing debt facilities or such other debt instruments would result in an event of default and acceleration of amounts due, which would have a material adverse effect on our business, financial condition and results of operations.
We are dependent upon the commercial success of our licensed products and other licensing activities to generate revenue for the near future.
Although we are in the process of testing and developing proprietary product candidates and may seek to acquire rights in other approved drugs, we anticipate that our ability to generate revenue and to become profitable in the near future will depend upon the continued commercial success of Sympazan, Suboxone, Exservan, and Azstarys in the U.S., the continued commercial success of Ondif in Brazil, and our ability to commercialize our product candidate Libervant subject to FDA approval for U.S. market access, including our ability to overcome the current orphan drug market exclusivity of another approved drug, which is difficult to establish and with limited precedent. There can be no assurance that the FDA will agree with our position seeking to overcome such market exclusivity and approve Libervant for U.S. market access. Further, there is no assurance that we will become commercially successful to the extent necessary to become profitable. If our current products are not commercially successful, our ability to generate manufacturing and sale margins and licensing or royalty revenues will be impaired. Without those revenues, our ability to continue planned development initiatives and commercialization efforts would be limited. Due to our dependence on the commercial success of our products, delays or setbacks in the commercial success of any of these products would likely materially adversely affect our business, prospects, results and operations and financial consideration.
A substantial portion of our revenues is derived from a single customer and license and any loss or material reduction in revenues from such significant customer would adversely affect our business.
Historically, a substantial portion of our revenues in each quarter and year has been derived from a single customer and this trend is expected to continue while we continue to develop, seek regulatory approval of and seek to commercialize our proprietary products and product candidates. If revenues from such key customer were to decline significantly, it would materially adversely affect our business, financial condition and results of operations. Indivior accounted for approximately 80% and 76% of our revenues for 2023 and 2022, respectively, and we believe in the future will continue to account for a substantial part of our revenues.
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
We were named as a defendant in antitrust litigation brought against us and Indivior. The litigation involves allegations that we have engaged in conduct intended to interfere with the introduction of generic drug products that would compete with Suboxone in the marketplace. On October 19, 2022, the court in that lawsuit entered an order dismissing all claims against Aquestive in the lawsuit. The order dismissing all claims against Aquestive could be appealed by the plaintiffs in the case. We are not able to determine or predict whether the plaintiffs will appeal the order or the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter. For more information, please see Part II Item 8. Financial Statements and Supplementary Data, Note 22, Contingencies.
Risks Related to Development and Commercialization of Our Products and Product Candidates
Our business was significantly adversely affected by the determination by FDA that Libervant is approvable, but not approved for U.S. market access.
On September 25, 2020, we received a CRL from the FDA for Libervant. The FDA issues a CRL to indicate that the review cycle for an application is complete, but the application cannot be approved in its current form. In the CRL, the FDA cited that, in a study submitted by Aquestive with the NDA, certain weight groups showed a lower drug exposure level than desired. In a Type A meeting with the FDA in November 2021, the FDA confirmed that these issues may be addressed by utilizing modeling and simulations for an updated dosing regimen. We resubmitted a revised weight-based dosing regimen with modeling and simulations in December 2020. In February 2021, the FDA provided feedback on the December 2020 submission which provided clarity regarding the information that the FDA expected to see in our population pharmacokinetic (PK) model and safety data as it relates specifically to the patient population included in the studies. In June 2021, we resubmitted our NDA to the FDA. In July 2021, the FDA accepted our resubmission filing of the NDA and assigned a PDUFA target goal date of December 23, 2021. In addition to responding to a number of information requests, the FDA concluded an audit of our post marketing adverse event reporting capabilities, requested and received additional information about the patent coverage for the product, approved for use the trade name for Libervant, and made recommendations for changes in language related to our packaging. Concurrently, we spoke with the FDA Office of Orphan Products Development and provided additional information supplementing our original correspondence to the group. On December 20, 2021, we received notification from the FDA that it was not ready to act by the PDUFA target goal date of December 23, 2021 for our NDA for Libervant Buccal Film and was unable to provide an estimate of the timing of an expected action.
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
•the delay or refusal of regulators or IRBs, to authorize us to commence a clinical trial at a prospective trial site;
•changes in regulatory requirements, policies and guidelines;
•delays or failure to reach an agreement on acceptable terms with prospective CROs, and clinical trial sites;

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
•HIPAA created federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
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
•the BBA, that among other things, increased the manufacturer’s subsidy under this program from 50% to 70% of the negotiated price, beginning in 2019;
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
We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with FDA laws and regulations regarding current good clinical practice, or GCP, which are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization, or ICH, guidelines for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under the current cGMP regulations. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. In addition, portions of the clinical trials for our product candidates are expected to be conducted outside of the United States, which will make it more difficult for us to monitor CROs and visit clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCP. Failure to comply with applicable regulations in the conduct of the clinical trials for our product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.
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
We rely on limited sources of supply for our thin film foil, and any disruption in the chain of supply may impact production and sales and cause delay in developing and commercializing our proprietary PharmFilm Technology product candidates.
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
We, or our API and component manufacturers, must supply all necessary documentation in support of our regulatory filings for our product candidates on a timely basis and must adhere to the FDA’s GLP and cGMP regulations enforced by the FDA through its facilities inspection program, and the equivalent standards of the regulatory authorities in other countries. Any failure by us or by our third-party API or component manufacturers to comply with cGMP or failure to scale-up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party API and component manufacturers must also pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities in any country may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities and quality systems do not pass a pre-approval plant inspection, FDA approval of our product candidates, or the equivalent approvals in other jurisdictions, will not be granted.

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
Additionally, conflicts may arise between us and our third-party collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. For example, our existing revenue streams are largely dependent on Indivior, which holds the global commercialization rights to our approved product, Suboxone. During the years ended December 31, 2023 and 2022, Indivior represented 80% and 76% of our total revenue, respectively. If any such conflicts were to arise with Indivior or any other third party collaborators, one or more of the following events could result, each of which could delay or prevent the development or commercialization of our product or product candidates and harm our business:
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
Although it is not expected to be imminent, if we need to expand to meet demands in growth of our manufacturing operations, commercialization of Libervant, if granted U.S. market access, or additions to our product pipeline in the future, we would expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants, contractors and contract employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our products and product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
As a pharmaceutical company, we operate in a market that is subject to significant risk of liability. The sales of any of our licensed products and product candidates for which we may obtain marketing approval and the use of our product candidates in clinical trials, if any, exposes us to the risk of product liability claims alleging adverse effects from such products or product candidates and false marketing claims relating to the commercialization of such products or product candidates. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies, others selling or otherwise coming into contact with our products or product candidates, or governmental agencies. Suboxone, which treats opioid addiction, has as one of its active ingredients an opioid, buprenorphine. There can be no assurance that we will not become the target of claims relating to opioid addiction as have companies that market opioids. Any product liability claims, or false marketing claims, could have a material adverse effect on our business, financial position, results of operations and future growth prospects. If we cannot successfully defend against product liability claims or false marketing claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims or false marketing claims may result in:
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
Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We have previously been the target of a phishing attack that resulted in unauthorized access to our email system. While our systems have been secured and strengthened, there can be no assurance that we will not experience cyber-attacks in the future, suffer indirect consequences from a cyber-attack on a third-party, or fail to anticipate, identify or offset threats of potential cyber-attacks or security breaches in a timely manner. This is especially so considering the nature of cyber-attack techniques, which change frequently, can be difficult to detect for extended periods of time and often are not recognized until they succeed. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our product development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of product development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs and the development of our product candidates could be delayed.
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
Considering widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs that may, for example, restrict distribution of drug products after approval. The FDAAA, grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the FDAAA authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. The FDAAA also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of this law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to provide additional clinical or preclinical data for any of our approved drug products, the indications for which that product candidate was approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize any approved product may be otherwise adversely impacted.
Risks Related to Our Intellectual Property
If we are unable to obtain or protect intellectual property rights of any of our products and product candidates, we may not be able to compete effectively in our market.
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and our product candidates. The issuance, scope, validity, enforceability, strength and commercial value of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own, or in-license, may fail to result in issued patents with claims that cover the products or product candidates, if approved, in the United States or in foreign countries or territories. If this were to occur, early generic competition could be expected against our products and product candidates, if approved. There may be relevant prior art relating to our patents and patent applications which could invalidate a patent or prevent a patent from issuing based on a pending patent application. In particular, because the active pharmaceutical ingredients in many of our product candidates have been on the market as separate products for many years, it is possible that these products have previously been used off-label in such a manner that such prior usage would affect the validity of our patents or our ability to obtain patents based on our patent applications.
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

We are currently, and in the future will likely continue to be, involved in lawsuits to protect or enforce our patents. These lawsuits are expensive and require us to expend substantial financial resources, are time consuming, may continue for many years for one or more claims and may be unsuccessful.
Competitors may infringe our patents or the patents of any potential licensors. To counter infringement or unauthorized use, we have been, and in the future may be, required to file infringement claims, which are expensive and time-consuming. For example, beginning in August 2013, we filed patent infringement lawsuits against six generic companies in the U.S. District Court for the District of Delaware for the approval by the FDA of generic versions of Suboxone in the United States. Of these, cases against all but one of the six generic companies have been resolved. We are also seeking to enforce our patent rights as further described in Part II Item 8. Financial Statements and Supplementary Data, Note 22, Contingencies.
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
As described in Part II Item 8. Financial Statements and Supplementary Data, Note 22, Contingencies to our consolidated financial statements, a number of our issued patents are involved in litigation. In addition to the challenges we face in those litigation matters, a number of our issued patents are or have been involved in administrative proceedings, such as reexamination and inter partes review at the USPTO and opposition at the EPO. There can be no assurance that all claims of the challenged patents will be upheld or that the patents challenged by us will be found infringed. We may lose any of the challenged patents entirely, or we may have to amend the scope of claims to an extent which may be considered insufficient to cover our products or product candidates. If any of those scenarios were to occur, we might lose our competitive advantage in our market, and our business could be materially affected.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. For more information, please see Part II Item 8. Financial Statements and Supplementary Data, Note 22, Contingencies to our consolidated financial statements.
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
We may have been and in the future may become party to or be threatened with adversarial proceedings or litigation regarding intellectual property rights with respect to our products, product candidates and technology, which may include interference or derivation proceedings, post grant review and inter partes review before the USPTO or similar adversarial proceedings or litigation in any jurisdiction. Similarly, we or our licensors or collaborators have initiated, and in the future may initiate, such proceedings or litigation against third parties, which may include challenging the validity or scope of intellectual property rights controlled by third parties. Third parties have asserted and, in the future, may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that additional third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe any of those claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our ability to commercialize such product or product candidates unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our technology, holders of any such patents may be able to block our ability to develop and commercialize the applicable product or product candidate unless we obtained a license or until such patent expires or is finally determined to be invalid, unenforceable or not infringed by our product or technology. In either case, such a license may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In such event, we may be unable to further practice our technologies or develop and commercialize any of our product candidates at issue, which could significantly harm our business.
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
Suboxone, Zuplenz, Sympazan and Exservan have been approved by the FDA, and other product candidates may be approved by the FDA in the future. As additional products of ours are on the market, one or more third parties may also challenge the patents that we control covering our products, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products.
If we or one of our licensees initiated legal proceedings against a third-party to enforce a patent covering one of our products or product candidates, the defendant could counterclaim, and have in certain existing proceedings counterclaimed, that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our products or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our products or product candidates. Such a loss of patent protection could have a material adverse impact on our business. For more information, please see Part IV, Note 22, Contingencies to our consolidated financial statements.

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
As of December 31, 2023, our executive officers and directors beneficially owned approximately 9.5% of our outstanding common stock. In addition, Bratton Capital Management L.P. and its affiliates beneficially owned, directly, approximately 14.8% of our outstanding common stock as of December 31, 2023. Therefore, these stockholders may have, through their respective ownership positions, the ability to influence matters requiring stockholder approval, including elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock that you may believe are in your best interest as one of our stockholders.

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
If an “excess parachute payment” is made to Mr. Schobel, we may incur substantial costs related to a change in control of Aquestive due to the gross-up payment and the lost federal tax deduction for Mr. Schobel’s excess parachute payments.
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
Beginning in late 2019, the outbreak of COVID-19 has evolved into a global pandemic. Depending upon the length and severity of the pandemic or any resurgence, which cannot be predicted, we may experience disruptions that could materially and adversely impact our business including:
•Various aspects of our clinical trials, including delays or difficulties in enrolling patients in our clinical trials, in clinical trial site initiation, and in recruiting clinical site investigators and clinical site staff; increased rates of patients withdrawing from clinical trials; diversion of healthcare resources away from the conduct of clinical trials; interruption of key clinical trial activities such as clinical trials site data monitoring due to limitations on travel imposed or recommended by federal or state governments; impact on employees and others or interruption of clinical trial visits or study procedures which may impact the integrity of subject data and clinical study endpoints; and interruption or delays in the operations of the FDA, and comparable foreign regulatory agencies, which may impact regulatory review and approval timelines.
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
•Although we have reopened our business office after several months of closure during the coronavirus pandemic, if there is a resurgence of COVID-19 exposures, we may be forced to close our business office again. However, we would expect that our colleagues in our research and development laboratory and manufacturing facilities would continue to work on site, with appropriate safety and health measures reimplemented in order to reduce risk of transmission, as they did throughout the pandemic. Should such a resurgence occur, our increased reliance on colleagues and other third parties on whom we rely on working from home or having health issues may negatively impact productivity and could limit commercial launch activities for any new approved product, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. Our colleagues conducting research and development activities might not be able to access our laboratory or manufacturing facilities for an extended period of time as a result of any further closure of our facilities as well as the possibility of further governmental restrictions. As a result, this could delay timely completion of preclinical activities, including completing Investigational New Drug (IND)/Clinical Trial Application (CTA) enabling studies or our ability to select future development candidates, and initiation of clinical or other of our development programs and production and delivery of our products.
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
The coronavirus pandemic continues to evolve. The ultimate impact of the coronavirus pandemic on us is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, the manufacturing, marketing, distribution and sale of our approved products, the healthcare system or the global economy. Given the uncertainties, we are unable to provide assurance that operations can be maintained as planned prior to the COVID-19 pandemic.
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel
We are highly dependent on the principal members of our executive team and other key executives, the loss of whose services may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit key executives or the loss of the services of any executive or key employee might impede the progress of our development and commercialization objectives.
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
If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our Company, the price of our Common Stock could decline.
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
As of December 31, 2023, we are no longer an “emerging growth company,” but still remain a “smaller reporting company”, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our Common Stock less attractive to investors.
As of December 31, 2023, we were no longer an “emerging growth company,” as defined in the JOBS Act. While we were an emerging growth company, we were able to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. Even though we are no longer an emerging growth company, we remain exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act pursuant to rules of the SEC.
We remain a “smaller reporting company”, as defined in Rule 405 under the Securities Act which means that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company” which allows us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and certain reduced financial disclosures in our periodic reports, including this Annual Report on Form 10-K. In addition, we are eligible to remain a smaller reporting company, for so long as we have a public float (based on our Common Stock equity) of less than $250 million measured as of the last business day of our most recently completed second fiscal quarter or a public float (based on our Common Stock equity) of less than $700 million as of such date and annual revenues of less than $100 million during the most recently completed fiscal year. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result of these disclosure exemptions, there may be a less active trading market for our Common Stock and our stock price may be more volatile.
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
Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial conditions and results of operation.
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each sent into receivership. Although the Department of the Treasury, the Federal Reserve and the FDIC in that situation took action to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program, there is no guarantee, however, that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
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

Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
Aquestive’s cybersecurity program is built on three key pillars: Governance, Process, Compliance and Audit. While we face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, and results of operations, Aquestive’s cybersecurity program is built upon a set of policies, procedures, and standards supported by training and awareness. The cybersecurity team has significant experience in managing cybersecurity programs and has engaged with a MSSP to deploy state of the art cybersecurity technologies and gather threat intelligence and cyber risk trends. The cybersecurity program is executed with the MSSP which provides active threat monitoring, risk assessment and incident response capabilities to timely assess and address any material cyber risk that could impact our business operations. The Senior Vice President of Information Technology (“IT Officer”), along with the broader Information Technology function, is responsible for assessing and managing Aquestive’s cybersecurity risk and informing senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents.
Governance
Role of Management/Board
The IT Officer reports to the Chief Executive Officer and leads our cybersecurity program. Our IT Officer has over ten years of experience in information security strategy and the management of cybersecurity risk. The internal Aquestive IT team has over fifteen years of technical experience, program management and architecture experience in managing cyber risk and information security. In addition, the Audit Committee of the Board oversees Aquestive’s cybersecurity risk exposures. The IT Officer briefs the Audit Committee on the effectiveness of Aquestive's cybersecurity program quarterly with a more in depth review done annually. In addition, cybersecurity risks are also reviewed as part of our overall Enterprise Risk Management program.
We have not encountered any cybersecurity threats or incidents that have had a material impact on our business.
Item 2.    Properties
We lease our 8,400-square-foot current production facility (Melton) in Portage, Indiana, which houses certain research and development offices and cGMP manufacturing operations. The lease contains an option to purchase the facility at any time during the lease term along with a right of first refusal to purchase the facility. On February 28, 2023, we extended our Melton facility lease which will expire March 31, 2028 under the same terms and conditions as the prior lease.
We also lease a 73,000-square-foot facility (Ameriplex) in Portage, Indiana, to house additional packaging, R&D and other operations. As amended, this lease has a term that extends through September 30, 2028 and contains a renewal option that could extend the lease through September 30, 2033.
We lease a 19,610-square-foot headquarters and principal laboratory in Warren, New Jersey. As amended, this lease has a term that extends our lease through August 2026 and contains a renewal option that could extend the lease through August 2029.
We do not own any real property.
Item 3.    Legal Proceedings
For more information on Legal Proceedings, see Part II Item 8. Financial Statements and Supplementary Data, Note 22, Contingencies.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Common stock began trading on the NASDAQ Global Select Market on July 24, 2018 and now trades on the NASDAQ Global Market under the symbol “AQST”. Prior to that date there was no public market for our Common Stock.

Holders of Record
As of March 1, 2023, we had approximately 87 holders of record of our Common Stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Item 6.    Reserved

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

Overview
Aquestive Therapeutics, Inc. is a pharmaceutical company advancing medicines to bring meaningful improvement to patients' lives through innovative science and delivery technologies. We are developing pharmaceutical products to deliver complex molecules through administrations that are alternatives to invasive and inconvenient standard of care therapies. We have five licensed commercialized products which are marketed by our licensees in the U.S. and around the world. We are the exclusive manufacturer of these licensed products. Aquestive also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm, and has proven drug development and commercialization capabilities. We are advancing a product pipeline for the treatment of severe allergic reactions, including anaphylaxis. We have also developed a product pipeline focused on treating diseases of the central nervous system, or CNS. For a summary of our products and product candidates, please refer to Item I. Business of this Form 10-K.
Financial Operations Overview
Revenues
Our revenues to date have been earned from our manufactured products made to order for licensees, as well as revenue from our self-developed, now outlicensed proprietary product, Sympazan. Revenues are also earned from our product development services provided under contracts with customers, and from the licensing of our intellectual property. These activities generate revenues in four primary categories: manufacture and supply revenue, co-development and research fees, license and royalty revenue, and proprietary product sales, net.
Manufacture and Supply Revenue
We manufacture based on receipt of purchase orders from our licensees, and our licensees have an obligation to accept these orders once quality assurance validates the quality of the manufactured product with agreed upon technical specifications. With the exception of our license of Exservan, our licensees are responsible for all other aspects of commercialization of these products, and we have no role, either direct or indirect, in our customers’ commercialization activities, including those related to marketing, pricing, sales, payor access and regulatory operations. With regard to our license of Exservan to MTHA and Haisco, we continue to hold the NDA for that product and, as such, are responsible for certain regulatory obligations relating to the sale of the product so long as we are the holder of the NDA for the product.
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

Proprietary Product Sales, Net
We commercialized our first proprietary CNS product, Sympazan, in December 2018. Revenues from sales of proprietary product are recorded net of prompt payment discounts, wholesaler service fees, returns allowances, rebates and co-pay support redemptions, each of which are described in more detail below. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale. We include these estimated amounts in connection with the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. The calculation of some of these items requires management to make estimates based on sales data, historical return data, contracts and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis. In October 2022, we entered into the Assertio Agreement with Otter Pharmaceuticals, LLC, a subsidiary of Assertio (NASDAQ: ASRT), a specialty pharmaceutical company offering differentiated products to patients, pursuant to which we granted an exclusive, worldwide license of its intellectual property for Sympazan to Assertio during the term of that agreement. We are the exclusive sole manufacturer and supplier of Sympazan for Assertio and began recognizing Manufacture and Supply Revenues and License and Royalty Revenues subsequent to entering into the Assertio Agreement.
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
Our manufacture and supply costs and expenses are impacted by our customers’ supply requirements. Costs of production reflect the costs of raw materials that are purchased at market prices and production efficiency (measured by the cost of a salable unit). These costs can increase, or decrease, based on the amount of direct labor and materials required to produce a product and the allocation of fixed overhead, which is dependent on the levels of production.
We expect to continue to seek to rationalize and manage costs to prepare for a potential decline in Suboxone volumes as the generics in that market continue to take market share, at least partially offset by anticipated manufacturing revenue of our licensed product including Sympazan, subsequent to the Assertio Agreement in October 2022. In addition to our proprietary products coming online, we may add licensee products which may need additional resources to manufacture. If such growth should occur for higher volume product opportunities such as Suboxone and Ondansetron, we would incur increased costs associated with hiring additional personnel to support the increased manufacturing and supply costs arising from higher manufactured volumes from proprietary and licensed products.
Research and Development Expenses
Since our inception, we have focused significant resources on our research and development activities. Research and development expenses primarily consist of:
•employee-related expenses, including compensation, benefits, share-based compensation and travel expense;
•external research and development expenses incurred under arrangements with third parties, such as CROs, investigational sites and consultants;
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
Selling, General and Administrative Expenses
Selling, General and Administrative expenses consist primarily of salaries, benefits, share-based compensation, other related costs for executive, finance, and operational personnel. Other costs include facility and related costs not otherwise included in research and development expenses such as: professional fees for patent-related and other legal expenses, regulatory fees, consulting, tax and accounting services; insurance; market research; advisory board and key opinion leaders; depreciation; and general corporate expenses, inclusive of IT systems-related costs. In addition, these expenses also include warehousing, distribution, selling and business development and other costs,
Our general and administrative costs include costs related to accounting, audit, legal regulatory, and tax-related services required to maintain compliance with exchange listing and SEC regulations, director and officer insurance costs, and investor and public relations costs. We continue to incur significant costs in seeking to protect our intellectual property rights, including significant litigation costs in connection with seeking to enforce our rights concerning third parties’ at-risk launch of generic products.
We will continue to manage business costs to prepare for a potential future decline in Suboxone revenue and other external factors affecting our business, as we continue to focus on our core business:
•Continuing the development of Anaphylm and AQST-108 along the 505(b)(2) pathway; and
•Seeking to obtain the approval and subsequent launch of Libervant, subject to approval by the FDA for U.S. market access, which cannot be assured.
Interest Expense
Interest expense consists of interest costs on the outstanding balances of our 12.5% Notes and 13.5% Notes at a fixed rate of 12.5% and 13.5%, respectively, payable quarterly, as well as amortization of loan costs and debt discounts. The redemption of 12.5% Notes and the issuance of 13.5% Notes are discussed in Note 14, Long-Term Debt, to our consolidated financial statements. In addition, see Liquidity and Capital Resources below for further detail on our 12.5% Notes and 13.5% Notes.
Interest Expense related to Royalty Obligations
In connection with the issuance of the 13.5% Notes, we entered into the Royalty Rights Agreements with each of the Note Holders granting the Note Holders a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm (epinephrine) Sublingual Film for a period of eight years from the first sale of Anaphylm on a global basis. The Note Holders are also entitled to a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant (diazepam) Buccal Film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant. These royalty agreements are classified as debt, and the value of the $45,000 13.5% Notes has been allocated between debt and the Royalty Obligations based on their relative fair market values. The excess of future estimated royalty payments of $56,926 over the $13,856 of the allocated fair value is recognized as a discount related to the Royalty Right Agreements and is amortized as interest expense using the effective interest method. The 13.5% Notes are discussed in Note 14, Long-Term Debt, to our consolidated financial statements.
Interest Expense related to Sale of Future Revenue
On November 3, 2020, we entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, we sold to Marathon all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through December 31, 2023 under the Monetization Agreement.
Under the Monetization Agreement, additional contingent payments of up to $75,000 may be due to us upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. In June 2023, Sunovion announced that it has voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets, therefore, we likely will not receive any of the additional contingent payments under the Monetization agreement.
As royalties are remitted to Marathon from Sunovion, the collection of the royalty receivable and balance of the liability related to the sale of future revenue will be effectively repaid over the life of the agreement. In order to determine the amortization of the liability related to the sale of future revenue, we are required to estimate the total amount of future royalty and milestone payments to Marathon over the life of the Monetization Agreement and contingent milestone payments from Marathon. The sum of future royalty payments less the $50,000 in proceeds received and future contingent payments is recorded as interest expense over the life of the Monetization Agreement. Based on the public forecast by Sunovion, we discontinued recording interest expense related to the sale of future revenue.
During the second quarter of 2020, under the Sunovion License Agreement, we recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the $1,000 annual minimum guaranteed royalty that is due in each of the next eight years. In connection with the Monetization Agreement, we performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded that the receivable was not transferred. See Note 16, Sale of Future Revenue, to our consolidated financial statements for further detail.
Interest Income and other income (expense), net
Interest income and other income (expense), net consists of earnings derived from an interest-bearing account and other miscellaneous income and expense items. The interest-bearing account has no minimum amount to be maintained in the account nor any fixed length of period for which interest is earned.
Results of Operations
Comparison of Years Ended December 31, 2023 and 2022
The following discussion of our results of operations explains the material drivers of these results of operations.
Revenues
The following table sets forth our revenue data for the periods indicated.

			Change
	2023	2022	$	%
(In thousands, except %)
Manufacture and supply revenue	$43,805	$36,378	$7,427	20%
License and royalty revenue	5,376	2,351	3,025	129%
Co-development and research fees	1,402	1,293	109	8%
Proprietary product sales, net	—	7,658	(7,658)	N/M
Revenues	$50,583	$47,680	$2,903	6%
Revenues increased 6% or $2,903 in 2023 compared to the same period in 2022. The increase was due to higher manufacture and supply revenues, license and royalty revenue and co-development and research fees offset by the lack of proprietary product sales in 2023 as a result of the outlicensing agreement with Assertio in October 2022.
Manufacture and supply revenue increased 20% or $7,427 for the year ended December 31, 2023 compared to the same period in 2022. This increase was primarily due to increased revenues of $4,382 for Suboxone primarily related to price increases, increased revenues of $2,141 for Zuplenz and increased revenues of $587 for Sympazan subsequent to the outlicensing agreement with Assertio in October 2022.
License and royalty revenue increased 129% or $3,025 for the year ended December 31, 2023 compared to the same period in 2022. This increase was primarily due to $1,500 in milestone licensing revenues for Azstarys from Zevra, increased licensing revenue of $576 and royalty revenues of $680 for Sympazan and increased royalty revenue of $253 for Azstarys.
Co-development and research fees increased 8% or $109 for the year ended December 31, 2023 compared to the same period in 2022. The increase was driven by the timing of the achievement of research and development performance obligations which are expected to fluctuate from one reporting period to the next.
Proprietary product sales, net which only includes sales of Sympazan decreased $7,658 for the year ended December 31, 2023 compared to the same period in 2022. The decrease was due to the outlicensing agreement with Assertio in October 2022. We began recognizing Sympazan sales in manufacture and supply revenue and license and royalty revenue in the fourth quarter of 2022.

Expenses:
The following table sets forth our expense data for the periods indicated:

			Change
	2023	2022	$	%
(In thousands, except %)
Manufacture and supply	$20,831	$19,386	$1,445	7%
Research and development	13,104	17,481	(4,377)	(25%)
Selling, general and administrative	31,750	52,879	(21,129)	(40%)
Interest expense	6,337	6,552	(215)	(3%)
Interest expense related to royalty obligations	905	—	905	N/M
Interest expense related to the sale of future revenue	220	5,891	(5,671)	(96%)
Interest income and other income, net	(16,321)	(99)	(16,222)	N/M
Loss on extinguishment of debt	1,382	—	1,382	N/M
Manufacture and supply costs and expenses increased 7% or $1,445 for the year ended December 31, 2023 compared to the same period in 2022. The increase in manufacture and supply costs was due to higher costs related to raw materials, production and changes in product mix.
Research and development expenses decreased 25% or $4,377 for the year ended December 31, 2023 compared to the same period in 2022. The tables below provide a breakdown of the major costs included in total Research and development expenses and project costs by type of expense for each of the main clinical development projects in which we are engaged for each period presented:

	Year Ended December 31,		Change
(In thousands)	2023	2022	$	%
Clinical Trials	$3,597	$3,521	$76	2%
Development and Manufacturing	664	2,831	(2,167)	(77%)
Product Research Expenses	678	1,354	(676)	(50%)
Total Project Costs	4,939	7,706	(2,767)	(36%)
Preclinical	659	1,045	(386)	(37%)
R&D personnel costs	5,775	6,268	(493)	(8%)
Consulting and Outside Services	323	595	(272)	(46%)
Share Based Compensation	456	672	(216)	(32%)
Depreciation/Amortization	91	173	(82)	(47%)
All Other R&D	861	1,022	(161)	(16%)
Total	$13,104	$17,481	$(4,377)	(25%)

	Year Ended December 31,
	2023	2022		2023	2022		2023	2022		2023	2022
	Total		% inc / dec	Anaphylm		% inc / dec	AQST-108		% inc / dec	Libervant		% inc / dec
Clinical Trials	$3,597	$3,521	2%	$4,687	$3,494	34%	$—	$—	—%	$(1,090)	$27	N/M
Development and Manufacturing	664	2,831	(77%)	676	2,466	(73%)	—	65	N/M	(12)	300	N/M
Product Research Expenses	678	1,354	(50%)	463	921	(50%)	—	211	N/M	215	222	(3%)
Total Project Costs	$4,939	$7,706	(36%)	$5,826	$6,881	(15%)	$—	$276	N/M	$(887)	$549	N/M
Research and development expenses are largely driven by the timing of clinical trials as well as other product development activities associated with Aquestive's pipeline. For Anaphylm, expenses increased for clinical trials by 34% or $1,193 due to pilot clinical studies activities offset by decreases in development and manufacturing by 73% or $1,790 related to manufacturing scale–up activities in 2022 and 50% or $458 for product research related to PK modelling. For AQST-108, expenses decreased in total by $276 as the Company shifted priorities to Anaphylm as the lead product candidate in our pipeline. For Libervant, expenses were a credit of $1,090 and $12 in clinical trials and development and manufacturing, respectively, from third party contractors upon the post completion audit of the studies and a decrease in product research by 3% or $7 due to the completion of modeling work. Preclinical expense decreased by 37% or $386 for the year ended December 31, 2023 compared to the same period in 2022 related to activities in evaluating product candidates. R&D personnel costs decreased by 8% or $493 for the year ended December 31, 2023 compared to the same period in 2022 due to ongoing expense management. All Other R&D expenses which include rent, utilities, maintenance and other expenses and fees decreased by 16% or $161 for the year ended December 31, 2023 compared to the same period in 2022.
Selling, general and administrative expenses decreased 40% or $21,129 for the year ended December 31, 2023 as compared to the same period in 2022. The decrease primarily reflects lower selling costs of $8,028 due to the reduction in our commercial organization subsequent to the outlicensing of Sympazan in October 2022, the absence of severance costs of $2,530 primarily due to the departure of our former CEO, lower stock compensation expense of $1,439, lower insurance costs of $888 and lower outside services of $6,100, including legal, consulting, IT and other expenses.
Interest expense decreased 3% or $215 for the year ended December 31, 2023 compared to the same period in 2022. The decrease was a result of a lower net carrying value of debt for the first ten months of 2023 compared to 2022 as a result of 12.5% Notes principal payments partially offset by the discount amortization and the interest on the 13.5% Notes.
Interest expense related to amortization of the discount on the royalty obligations was $905 for the year ended December 31, 2023. This amount is due to the accounting associated with the royalty obligations as part of the 13.5% Notes issuance. There were no expenses related to the royalty obligations in the same period in 2022.
Interest expense related to the sale of future revenue was $220 for the year ended December 31, 2023. This amount is due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and does not represent or imply a monetary obligation or cash output at any time during the life of the transaction. In June 2023, Sunovion announced that it has voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets, therefore, we likely will not receive any of the additional contingent payments under the Monetization agreement. As a result, we discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022, which led to a decrease in interest expense related to the sale of future revenue by $5,671 in 2023 as compared to 2022. See Note 16, Sale of Future Revenue to our Consolidated Financial Statements for details.
Interest income and other income, net increased $16,222 for the year ended December 31, 2023 compared to the same period in 2022. The increase primarily reflects other income of $6,000 related to the Amendment 11 to the Indivior Commercial Exploitation Agreement, $8,500 patent litigation settlement with BDSI and the receipt of $1,250 ERTC refund recognized in 2023.
For the year ended December 31, 2023, we recognized a loss on extinguishment of debt of $1,382 for prepayment penalties resulting from 12.5% Notes principal payments made in the first quarter of 2023 and fees related to the repayment of the 12.5% Notes in the fourth quarter of 2023. There was no loss on extinguishment of debt in 2022.
Liquidity and Capital Resources
Sources of Liquidity
We had $23,872 in cash and cash equivalents as of December 31, 2023. While our ability to execute our business objectives and achieve profitability over the longer term cannot be assured, Aquestive's on-going business, existing cash and equivalents, expense management activities, including, but not limited to the ceasing of R&D activities, as well as access to the equity capital markets, including through its ATM facility and under the Lincoln Park Purchase Agreement, provide near term liquidity for us to fund our operating needs for at least the next twelve months as it continues to execute its business strategy.
Our on-going business, existing cash and equivalents, expense management activities as well as access to the equity capital markets, including through our ATM facility and under the Lincoln Park Purchase Agreement, potentially provide near term sources of funds. On November 1, 2023, we issued $45,000 in aggregate principal amount of 13.5% Notes due November 1, 2028. A portion of the net proceeds from the Offering were used to redeem all of the outstanding 12.5% Notes and to pay expenses relating to the Offering, with the balance of the proceeds to be used for general corporate purposes.
On October 7, 2021, we entered into a supplemental indenture for the 12.5% Notes, pursuant to which the amortization schedule for the 12.5% Notes was amended to provide for the date of the first principal payment to be extended to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of the Notes or the interest payment obligation due under the Notes. In connection with this supplemental indenture, we entered into a Consent Fee Letter with the holders of the 12.5% Notes, pursuant to which we agreed to pay the holders of the 12.5% Notes an additional cash payment of $2,700 in the aggregate, payable in four quarterly payments beginning May 15, 2022. These payments were made by December 31, 2023.
In 2019, we established the ATM facility and currently have a prospectus supplement registering the offer and sale of up to $35,000 of shares of Common Stock pursuant to the ATM facility. For the year ended December 31, 2023, we sold

4,958,341 shares which provided net proceeds of approximately $8,962 after deducting commissions and other transaction costs of $502. This ATM facility has approximately $23,952 available at December 31, 2023. For the year ended December 31, 2022, we sold 2,860,538 shares under the ATM facility which provided net proceeds of approximately $3,907 after deducting commissions and other transaction costs of $289.
On April 12, 2022, we entered into the Lincoln Park Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations under the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of our Common Stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that we will not issue, and Lincoln Park will not purchase, shares of Common Stock if it would result in Lincoln Park’s beneficial ownership of our outstanding Common Stock exceeding 9.99%, which is equivalent to 6,486,623 shares at December 31, 2023. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever any direct or indirect short selling or hedging of our Common Stock. For the year ended December 31, 2023, we did not sell shares in connection with the Lincoln Park Purchase Agreement. For the year ended December 31, 2022, we sold 1,600,000 shares in addition to issuing 236,491 commitment shares, which provided proceeds of approximately $1,987 in connection with the Lincoln Park Purchase Agreement.
On June 6, 2022, we entered into the Securities Purchase Agreements with certain purchasers. The Securities Purchase Agreements provide for the sale and issuance by us of an aggregate of: (i) 4,850,000 shares of Common Stock, (ii) pre-funded warrants to purchase up to 4,000,000 shares of Common Stock and (iii) Common Stock Warrants to purchase up to 8,850,000 shares of Common Stock. We received net proceeds of approximately $7,796,000, after deducting placement agent fees and offering expenses payable by Aquestive. We used the net proceeds from the offering for general corporate purposes. The pre-funded warrants were fully exercised in 2022. On June 14, 2023, warrants to purchase 3,689,452 shares of Common Stock issued pursuant to the Securities Purchase Agreements were exercised with proceeds paid to Aquestive thereon of approximately $3,542.
On August 1, 2023, we entered into the Letter Agreement with one of purchasers under the Securities Purchase Agreement (the “Exercising Holder”) to sell 5,000,000 of the remaining Common Stock Warrants. Pursuant to the Letter Agreement, the Exercising Holder and Aquestive agreed that the Exercising Holder would exercise all of its Common Stock Warrants for shares of Common Stock underlying the Common Stock Warrants at $0.96 per share of Common Stock, the exercise price of the Common Stock Warrants under the Securities Purchase Agreements. Pursuant to the Letter Agreement, in consideration of the Exercising Holder exercising 5,000,000 of the Existing Warrants, Aquestive issued New Warrants to the Exercising Holder to purchase up to an aggregate of 2,750,000 shares of Common Stock. The New Warrants are exercisable after February 2, 2024, expire on February 2, 2029 and are issuable only for cash, subject to the exception that, if the shares of Common Stock underlying the New Warrants are not registered in accordance with the terms of the Letter Agreement, the New Warrants may also be exercised, in whole or in part, by means of a "cashless exercise". The New Warrants have an exercise price of $2.60 per share. On August 2, 2023, 5,000,000 shares of Common Stock underlying the Existing Stock Warrants were exercised pursuant to the Securities Purchase Agreement with the Exercising Holder, with Aquestive receiving gross proceeds therefrom of $4,800. The Company incurred $35 in expenses relating to this transaction.
In total, 8,689,452 Common Stock Warrants were issued pursuant to the Securities Purchase Agreements with proceeds of approximately $8,342 being received during the year ended December 31, 2023 on exercise of such Common Stock Warrants. The Company incurred $35 in expenses relating to this transaction.
On November 1, 2023, we issued (the “Offering”) $45,000 aggregate principal amount of its 13.5% Notes due November 1, 2028. A portion of the net proceeds from the Offering was used to redeem all of the outstanding 12.5% Notes and to pay expenses relating to the Offering, with the balance of the proceeds to be used for general corporate purposes. Interest on the 13.5% Notes accrues at a rate of 13.5% per annum and is payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (each, a “Payment Date”) commencing on December 30, 2023. The 13.5% Notes are interest-only until June 30, 2026, whereupon on such date and each Payment Date thereafter we will also pay an installment of principal of the 13.5% Notes pursuant to a fixed amortization schedule, along with a portion of an Exit Fee determined as of the applicable date of prepayment, payment, acceleration, repurchase or redemption, as the case may be.

Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022

(In thousands)	2023	2022
Net cash used for operating activities	$(6,380)	$(9,819)
Net cash used for investing activities	(995)	(2,524)
Net cash provided by financing activities	3,974	11,592
Net decrease in cash and cash equivalents	$(3,401)	$(751)

Net Cash Used for Operating Activities
Net cash used for operating activities for the year ended December 31, 2023 decreased by $3,439 compared to the same period in 2022. The decrease was primarily related to a lower net loss by $46,540 offset by the decrease in 2023 in payments received from license and supply agreements and changes in operating assets and liabilities, mainly in Trade receivables and other receivables driven mostly by Indivior activity and changes due to outlicensing of Sympazan to Assertio. Other changes were due to a decrease in interest expense related to the sale of future revenue, lower share-based compensation and depreciation and amortization and impairment expenses offset by a one-time loss on extinguishment of debt in 2023 that did not occur in 2022 and higher amortization of debt issuance costs and discounts.
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2023 decreased by $1,529 compared to the same period in 2022. The decrease was due to the absence of investments in intangible assets in 2023.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 decreased by $7,618 compared to the same period in 2022. The decrease was primarily due to the $51,500 repayment of the 12.5% Notes and $4,643 in issuance discount and financing costs related to the 13.5% Notes offset by $45,000 in proceeds from the issuance of the 13.5% Notes in 2023. Additionally, the net decrease in proceeds from issuance of Common Stock and warrants under private equity offerings was partially offset by higher Common Stock purchase proceeds under the ATM facility in 2023 as compared to 2022. See Note 1, Company Overview and Equity Transactions and Note 14, Long-Term Debt to our Consolidated Financial Statements for details.
Funding Requirements
Our on-going business, existing cash and equivalents, expense management activities as well as access to the equity capital markets, including through our ATM facility and under the Lincoln Park Purchase Agreement, potentially provide near term funding opportunities for Aquestive, see “Liquidity and Capital Resources”. On November 1, 2023, we issued $45,000 in aggregate principal amount of the 13.5% Notes due November 1, 2028. A portion of the net proceeds from the Offering were used to redeem all of the outstanding 12.5% Notes and to pay expenses relating to the Offering, with the balance of the proceeds to be used for general corporate purposes. We need to raise additional capital to continue to advance its clinical programs. We can provide no assurance that any of these sources of funding, either individually or in combination, will be available on reasonable terms, if at all, or sufficient to fund our business objectives. In addition, we may be required to utilize available financial resources sooner than expected. We have based our expectation on assumptions that could change or prove to be inaccurate, due to unrelated factors including factors arising in the capital markets, asset monetization markets, regulatory approval process, including the approval of Anaphylm, full approval of Libervant by the FDA for U.S. market access, and regulatory oversight and other factors. Key factors and assumptions inherent in our planned continued operations and anticipated growth include, without limitation, those related to the following:
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
•access to debt or equity markets if, and at the time, needed for any necessary future funding, including our ability to access funding through our ATM facility and under the Lincoln Park Purchase Agreement;

•continuing review and appropriate adjustment of our cost structure consistent with our anticipated revenues and funding;
•continued growth and market penetration of Sympazan, including anticipated patient and physician acceptance and our licensee’s ability to obtain adequate price and payment support from government agencies and other private medical insurers;
•effective commercialization within anticipated cost levels and expected ramp-up timeframes of our product candidate Libervant, if approved for U.S. market access by the FDA;
•infrastructure and administrative costs at expected levels to support operations as an FDA and highly regulated public company;
•a manageable level of costs for ongoing efforts to protect our intellectual property rights, including litigation costs in connection with seeking to enforce our rights concerning third parties’ "at-risk" launch of generic products, and other litigation matters in which we are involved;
•continued compliance with all covenants under our 13.5% Notes, including our ability to comply with our debt service obligations as required thereunder;
•absence of significant unforeseen cash requirements; and
•the effects of the COVID-19 pandemic on our operations, operations of our key suppliers and third-party clinical and other service providers, our colleagues and contractors and debt equity and other capital markets.
We expect to continue to manage business costs to appropriately reflect the anticipated general decline in Suboxone revenue, and other external resources or factors affecting our business including, if available, future equity financing, other future access to the capital markets or other potential available sources of liquidity, as well as the uncertainties associated with the coronavirus pandemic. In doing so, we plan to continue to focus on the core drivers of value for our stockholders, including, more importantly, continued investments in our ongoing product development activities in support of Anaphylm and AQST-108. Until profitability is achieved, if at all, additional capital and/or other financing or funding will be required, which could be material, to further advance the development and commercialization of Libervant, Anaphylm and AQST-108, if approved by the FDA for U.S. market access, and to meet our other cash requirements, including debt service, specifically our 13.5% Notes. We plan to conservatively manage our pre-launch spending as to both timing and level relating to Libervant in light of the tentative approval of Libervant by the FDA. In this regard and in light of our out-license of Sympazan, we have significantly reduced our cost on commercialization in 2023 compared to 2022. Even as such, we expect to incur losses and negative cash flows for the foreseeable future and, therefore, we expect to be dependent upon external financing and funding to achieve our operating plan.
The sufficiency of our short-term and longer-term liquidity is directly impacted by our level of operating revenues and our ability to achieve our operating plan for revenues, regulatory approval in the time period planned for our product candidates and our ability to monetize other royalty streams or other licensed rights within planned timeframes, and there can be no assurance that we will be successful in any monetization transaction. Our operating revenues have fluctuated in the past and can be expected to fluctuate in the future. We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and we have a significant level of debt on which we have substantial ongoing interest payments have principal repayments related to our 13.5% Notes starting in June 2026 through the debt maturity date, which is further discussed in Note 14, Long-Term Debt to our Consolidated Financial Statements. A substantial portion of our current and past revenues has been dependent upon our licensing, manufacturing and sales with one customer, Indivior, which is expected to continue, and it could take significantly longer than planned to achieve anticipated levels of cash flows to help fund our operations and cash needs.
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
If adequate funds are not available for our short-term or longer-term liquidity needs and cash requirements as and when needed, we would be required to engage in expense management activities such as reducing staff, delaying, significantly scaling back, or even discontinuing some or all of our current or planned research and development programs and clinical and other product development activities, and otherwise significantly reducing our other spending and adjusting our operating plan, and we would need to seek to take other steps intended to improve our liquidity. We also may be required to evaluate additional licensing and monetization opportunities, if any become available, of our proprietary product candidate programs that we currently plan to self-commercialize or explore other potential liquidity opportunities or other alternatives or options or strategic alternatives, such asset sales, although we cannot assure that any of these actions would be available or available on reasonable terms.
See also Part I, Item II, Risk Factors concerning the significant risks and uncertainties concerning our business, operations, financial results and capital resources associated with the impact of the global coronavirus pandemic.
Contractual Obligations and Commitments
We have entered into various contractual agreements under which we have long term obligations. For more information regarding our commitments, see Part II, Item 8. Financial Statements and Supplementary Data, Note 22, Contingencies.
For more information regarding our future lease payments, see Part II, Item 8. Financial Statements and Supplementary Data, Note 10, Right-of-Use Assets and Lease Obligations for our minimum lease payments schedule. The expected timing of our leases may be different in future years, depending on our decision to extend lease terms and/or enter into leases in preceding years.
For more information on our payments related to the 13.5% Notes, see Part II, Item 8. Financial Statements and Supplementary Data, Note 14, Long-Term Debt.
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
License and Royalty Revenue – license revenues are determined based on an assessment of whether the license is distinct from any other performance obligations that may be included in the underlying licensing arrangement. If the customer is able to benefit from the license without provision of any other performance obligations by Aquestive and the license is thereby viewed as a distinct or functional license, Aquestive then determines whether the customer has acquired a right to use the license or a right to access the license. For functional licenses that do not require further development or other ongoing activities by Aquestive, the customer is viewed as acquiring the right to use the license as, and when, transferred and revenues are generally recorded at a point in time, subject to contingencies or constraints. For symbolic licenses providing substantial value only in conjunction with other performance obligations to be provided by Aquestive, revenues are generally recorded over the term of the license agreement. Such other obligations provided by Aquestive generally include manufactured products, additional development services or other deliverables that are contracted to be provided during the license term. Payments received in excess of amounts ratably or otherwise earned are deferred and recognized over the term of the license or as contingencies or other performance obligations are met.
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
Royalty Obligations and Interest Expense
In connection with the issuance of the 13.5% Notes, we entered into a Royalty Rights Agreement with each of the Note Holders granting the Note Holders a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm (epinephrine) Sublingual Film for a period of eight years from the first sale of Anaphylm on a global basis. The note holders are also entitled to a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant (diazepam) Buccal Film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant. The Royalty Rights Agreements are classified as debt, and the value of the $45,000 13.5% Notes has been allocated between debt and the royalty obligations based on their relative fair market values. The excess of future estimated royalty payments of $56,926 over the $13,856 of allocated fair value is recognized as a discount related to the Royalty Right Agreements and is amortized over the life of the Royalty Rights Agreements. Such amortization is reflected as interest expense related to royalty obligations in the Consolidated Statements of Operations and Comprehensive Loss. The 13.5% Notes are discussed in Note 14, Long-Term Debt, to our consolidated financial statements.
Liability and interest expense related to sale of future revenue
We treated the sale of future revenue related to KYNMOBI as debt financing in accordance with ASC 470 Debt, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to the sale of future revenue has been initially recorded at its proceeds, net of deferred cost. The liability related to the sale of future revenue and the related interest expense are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We periodically assess the expected royalty payments using a combination of internal projections and forecasts from external resources. To the extent our future estimates of royalty payments are greater or less than previous estimates or the timing of such payments is materially different than its previous estimates, we will prospectively adjust the related interest expense. Amortization of debt is reflected as interest expense related to the sale of future revenue in the Consolidated Statements of Operations and Comprehensive Loss. For further discussion of the sale of the future revenue, see Note 16, Sale of Future Revenue.
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
As of December 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based upon its assessment and those criteria, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
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

Item 9B.    Other Information.
On December 7, 2023, Mark Schobel, Chief Innovation & Technology Officer of the Company, adopted a written sales plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading 175,000 shares. The plan commenced on December 6, 2023 and will expire on December 4, 2024.
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
4.12
Description of Securities Registered under Section 12 of the Exchange Act (filed as Exhibit 4.7 to the Annual Report on Form 10-K of the Company, as filed on March 11, 2020, and incorporated by reference herein).

4.13	Fifth Supplemental Indenture, dated as of May 13, 2022, among Aquestive Therapeutics, Inc., as Issuer, any Guarantor that becomes party thereto and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K of the Company, as filed on May 17, 20222, and incorporated by reference herein).
4.14
Indenture Dated as of November 1, 2023, among Aquestive Therapeutics, Inc., as Issuer, any Guarantor that becomes party thereto, and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K of the Company, as filed on November 2, 2023, and incorporated by reference herein)

10.1	Form of Indemnification Agreement, by and between Aquestive Therapeutics, Inc and its directors and officers (filed as Exhibit 10.1 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.2	Form of Purchase Agreement in connection with the 2019 issuance of 12.5% Senior Secured Notes (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2019, and incorporated by reference herein).
10.3	Form of 2020 Purchase Agreement in connection with the 2020 issuance of 12.5% Senior Secured Notes (filed as Exhibit 10.3 to the Annual Report of Form 10-K of the Company, as filed on March 9, 2021, and incorporated by reference herein).
10.4	Collateral Agreement in connection with issuance of 12.5% Senior Secured Notes, dated as of July 15, 2019, among Aquestive Therapeutics, Inc., as Issuer, the Other Grantors from time to time party thereto, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company, as filed on July 16, 2019, and incorporated by reference herein).
10.5+	Executive Employment Agreement, dated as of July 15, 2022, by and between Aquestive Therapeutics, Inc. and Daniel Barber (filed as Exhibit 10.1 to the Current Report on Form 10-Q of the Company, as filed on August 2, 2022, and incorporated by reference herein).
10.6+	Executive Employment Agreement, dated as of July 9, 2018, by and between Aquestive Therapeutics, Inc. and A. Mark Schobel (filed as Exhibit 10.8 to the Pre-Effective Amendment No. 1, as filed on July 16, 2018, to the Registration Statement on Form S-1 of the Company (File No. 333-225924), and incorporated by reference herein).
10.7†	Commercial Exploitation Agreement, by and between MonoSol Rx, LLC (now Aquestive Therapeutics, Inc.) and Reckitt Benckiser Pharmaceuticals Inc., dated as of August 15, 2008 (as amended on August 19, 2009, November 13, 2009, March 30, 2010, October 13, 2010, December 15, 2010, December 9, 2011, December 1, 2012, October 14, 2013 (by Addendum A), July 30, 2014 (by Addendum B), and January 12, 2017) (filed as Exhibit 10.9 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.8†	Agreement, by and between MonoSol Rx, LLC (now Aquestive Therapeutics, Inc.) and Indivior UK Limited, dated as of September 24, 2017 (filed as Exhibit 10.10 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.9†	Amendment No. 11 to Commercial Exploitation Agreement, dated as of August 15, 2008 (filed herewith).
10.10†	Agreement to Terminate CLA, by and between MonoSol Rx, LLC (now Aquestive Therapeutics, Inc.) and KemPharm, Inc., dated as of March 20, 2012 (filed as Exhibit 10.11 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
10.11†	License Agreement, by and between MonoSol Rx, LLC (now Aquestive Therapeutics, Inc.) and Cynapsus Therapeutics Inc., dated as of April 1, 2016 (filed as Exhibit 10.12 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
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

10.22
Amendment No.1 to Purchase Agreement, dated as of August 6, 2021, by and between Aquestive Therapeutics, Inc. and the Purchasers signatory thereto (as filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company, as filed on March 31, 2021, and incorporated by reference herein).

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
10.29†
License Agreement, dated as of October 26, 2022, by and between Aquestive Therapeutics, Inc. and Otter Pharmaceuticals, LLC (filed herewith) (as filed as Exhibit 10.29 to the Annual Report on Form 10-K of the Company, as filed on March 31, 2023, and incorporated by reference herein).

10.30
Separation Agreement, dated as of May 17, 2022, by and between Aquestive Therapeutics, Inc. and Keith J. Kendall (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, as filed on May 17, 2022, and incorporated by reference herein).

10.31	Form of Securities Purchase Agreement, dated as of June 6, 2022, by and between Aquestive Therapeutics, Inc. and the purchasers (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, as filed on June 8, 2022, and incorporated by reference herein).
10.32	Purchase Agreement, dated as of April 12, 2022, by and between the Company and Lincoln Park (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, as filed on April 13, 2022, and incorporated by reference herein).

10.33	Registration Rights Agreement, dated as of April 12, 2022, by and between the Company and Lincoln Park (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company, as filed on April 13, 2022, and incorporated by reference herein).
10.34	Equity Distribution Agreement, dated September 11, 2019, by and between Aquestive Therapeutics, Inc. and Piper Sandler & Co. (filed as Exhibit 1.2 to the Registration Statement on Form S-3 (333-233716) of the Company, as filed on September 11, 2019, and incorporated by reference herein)
10.35	Amendment No. 1 to the Equity Distribution Agreement, dated March 26, 2021, by and between Aquestive Therapeutics, Inc. and Piper Sandler & Co. (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, as filed on March 26, 2021, and incorporated by reference herein)
10.36
Inducement Offer to Exercise Common Stock Purchase Warrants Letter Agreement dated August 1, 2023 (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, as filed on August 2, 2023, and incorporated by reference herein).

10.37	Form of Purchase Agreement for the 13.5% Notes (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, as filed on November 2, 2023, and incorporated by reference herein).
10.38	Collateral Agreement dated as of November 1, 2023 among Aquestive Therapeutics, Inc., as Issuer, the other Grantors from time to time party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank Trust Company, National Association, as Collateral Agent (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company, as filed on November 2, 2023, and incorporated by reference herein).
10.39†	Form of Royalty Right Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company, as filed on November 2, 2023, and incorporated by reference herein).
10.40*	Amendment to License and Supply Agreement between Aquestive and Atnahs Pharma UK Limited entered into March 27, 2023 (furnished herewith).
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97*	Incentive Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment that has been granted by the Securities and Exchange Commission.
*Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference to any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.
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

AQUESTIVE THERAPEUTICS, INC.

March 5, 2024	By:	/s/ Daniel Barber
Daniel Barber
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Barber	President, Chief Executive Officer and Member of the Board of Directors	March 5, 2024
Daniel Barber	(Principal Executive Officer)

/s/ A. Ernest Toth, Jr.	Senior Vice President, Chief Financial Officer	March 5, 2024
A. Ernest Toth, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gregory B. Brown	Member of the Board of Directors	March 5, 2024
Gregory B. Brown, M.D.

/s/ John S. Cochran	Member of the Board of Directors	March 5, 2024
John S. Cochran

/s/ Santo J. Costa	Chairman of the Board of Directors	March 5, 2024
Santo J. Costa

/s/ Julie Krop	Member of the Board of Directors	March 5, 2024
Julie Krop, M.D

/s/ Marco Taglietti	Member of the Board of Directors	March 5, 2024
Marco Taglietti, M.D.

/s/ Timothy Morris	Member of the Board of Directors	March 5, 2024
Timothy Morris

To the Stockholders and the Board of Directors
Aquestive Therapeutics, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aquestive Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the Company’s ability to continue as a going concern
As discussed in Note 4 to the consolidated financial statements, the Company has experienced a history of net losses. The Company’s accumulated deficit totaled $319,077 thousand as of December 31, 2023. Historically, the Company’s sources of liquidity included cash and cash equivalents, equity, and debt offerings. The Company believes that its ongoing business, existing cash and equivalents, expense management activities, and access to an existing purchase agreement provide liquidity to fund its operating needs for twelve months from the date of issuance of these financial statements.
We identified the evaluation of the Company’s assessment of its ability to continue as a going concern as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the Company’s forecasted cash flows used in its going concern analysis due to uncertainty in certain assumptions, specifically forecasted expenses and the feasibility of the Company’s expense management activities.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of the internal control over the Company’s going concern assessment and forecasted cash flows. We compared the Company’s historical forecasted cash flows to actual results to assess the Company’s ability to accurately forecast. We performed sensitivity analyses over the Company’s forecasted cash flows by evaluating the effect of changes to the forecasted expenses and expense management activities on the Company’s going concern assessment. We assessed the feasibility of the Company’s expense management activities, which included comparing to management’s plans communicated to the Board of Directors and public information disseminated by the Company. We assessed the Company’s disclosures related to its going concern assessment by comparing the disclosures to the audit evidence obtained.
/s/ KPMG LLP
We have served as the Company’s auditor since 2006.
Short Hills, New Jersey
March 5, 2024

AQUESTIVE THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except per share/unit amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$23,872	$27,273
Trade and other receivables, net	8,471	4,704
Inventories, net	6,769	5,780
Prepaid expenses and other current assets	1,854	2,131
Total current assets	40,966	39,888
Property and equipment, net	4,179	4,085
Right-of-use assets, net	5,557	5,211
Intangible assets, net	1,278	1,435
Other non-current assets	5,438	6,451
Total assets	$57,418	$57,070

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$8,926	$9,946
Accrued expenses	6,497	7,967
Lease liabilities, current	390	255
Deferred revenue	1,551	1,513
Liability related to the sale of future revenue, current	922	1,147
Notes payable, current	22	18,700
Total current liabilities	18,308	39,528
Notes payable, net	27,508	33,448
Royalty obligations, net	14,761	—
Liability related to the sale of future revenue, net	63,568	64,112
Lease liabilities	5,399	5,085
Deferred revenue, net of current portion	32,345	31,417
Other non-current liabilities	2,016	2,034
Total liabilities	163,905	175,624
Contingencies (Note 22)

Stockholders’ deficit:
Common stock, 0.001 par value. Authorized 250,000,000 shares; 68,533,085 and 54,827,734 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	69	55
Additional paid-in capital	212,521	192,598
Accumulated deficit	(319,077)	(311,207)
Total stockholders’ deficit	(106,487)	(118,554)
Total liabilities and stockholders’ deficit	$57,418	$57,070

See accompanying notes to the consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data amounts)

	Year Ended December 31,
	2023	2022
Revenues	$50,583	$47,680
Costs and expenses:
Manufacture and supply	20,831	19,386
Research and development	13,104	17,481
Selling, general and administrative	31,750	52,879
Total costs and expenses	65,685	89,746
Loss from operations	(15,102)	(42,066)
Other income (expenses):
Interest expense	(6,337)	(6,552)
Interest expense related to royalty obligations, net	(905)	—
Interest expense related to the sale of future revenue	(220)	(5,891)
Interest income and other income, net	16,321	99
Loss on the extinguishment of debt	(1,382)	—
Net loss before income taxes	(7,625)	(54,410)
Income taxes	(245)	—
Net loss	$(7,870)	$(54,410)
Comprehensive loss	$(7,870)	$(54,410)

Net loss per share – basic and diluted	$(0.13)	$(1.12)

Weighted-average number of common shares outstanding - basic and diluted	61,255,864	48,734,377

See accompanying notes to the consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except per share amounts)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
	Common Stock
	Shares	Amount
Balance at January 1, 2022	41,228,736	$41	$174,621	$(256,796)	$(82,134)
Fair value of warrants issued	—	—	5,874	—	5,874
Common Stock issued under private equity offering	6,686,491	7	4,622	—	4,629
Costs of common stock issued under private equity offering	—	—	(824)	—	(824)
Common Stock issued upon warrant exercises	4,000,000	4	(4)	—	—
Common Stock issued under public equity offering	2,860,538	3	4,193	—	4,196
Costs of common stock issued under public equity offering	—	—	(289)	—	(289)
Shares issued under employee stock purchase plan	45,304	—	34	—	34
Vested restricted stock units	6,665	—	(3)	—	(3)
Share-based compensation expense	—	—	4,371	—	4,371
Other	—	—	3	(1)	2
Net loss	—	—	—	(54,410)	(54,410)
Balance at December 31, 2022	54,827,734	55	192,598	(311,207)	(118,554)
Common Stock issued upon warrant exercises	8,689,452	9	8,333	—	8,342
Costs of common stock issued under private equity offering	—	—	(35)	—	(35)
Common Stock issued under public equity offering	4,958,341	5	9,459	—	9,464
Common Stock issued under public equity offering	—	—	(552)	—	(552)
Shares issued under employee stock purchase plan	36,168	—	66	—	66
Vested restricted stock units	19,515	—	(11)	—	(11)
Share-based compensation expense	—	—	2,662	—	2,662
Options exercised	1,875		1		1
Other	—	—	—	—	—
Net loss	—	—	—	(7,870)	(7,870)
Balance at December 31, 2023	68,533,085	$69	$212,521	$(319,077)	$(106,487)

See accompanying notes to the consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,870)	$(54,410)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	1,345	2,387
Share-based compensation	2,689	4,381
Amortization of debt issuance costs and discounts	1,972	215
Interest expense related to the sale of future revenue	—	5,683
Loss on the extinguishment of debt	1,029	—
Other, net	(204)	(52)
Changes in operating assets and liabilities:
Trade receivables and other receivables, net	(3,073)	7,352
Inventories	(989)	(1,743)
Prepaid expenses and other assets	1,290	1,399
Accounts payable	(1,020)	1,633
Accrued expenses and other liabilities	(2,515)	(2,382)
Deferred revenue	966	25,043
Notes Payable	—	675
Net cash used for operating activities	(6,380)	(9,819)
Cash flows from investing activities:
Capital expenditures	(995)	(1,024)
Additions to intangible assets	—	(1,500)
Net cash used for investing activities	(995)	(2,524)
Cash flows from financing activities:
Proceeds from issuance of common stock under public equity offering, net	8,912	3,907
Proceeds from common stock and warrants issued under private equity offering, net	—	9,679
Proceeds from exercise of warrants, net	8,307	—
Proceeds from shares issued under employee stock purchase plan	39	34
Proceeds from exercise of stock options	1	—
Proceeds from issuance of debt	31,144	—
Proceeds from issuance of Royalty Rights Agreements	13,856	—
Debt repayments	(51,529)	—
Payments for financing costs	(4,643)	—
Premium paid to retire debt	(2,102)	(2,025)
Payments for taxes on share-based compensation	(11)	(3)
Net cash provided by financing activities	3,974	11,592
Net decrease in cash and cash equivalents	(3,401)	(751)
Cash and cash equivalents:
Beginning of period	27,273	28,024
End of period	$23,872	$27,273

Supplemental disclosures of cash flow information:
Cash payments for interest	$4,602	$6,436

See accompanying notes to the consolidated financial statements.

AQUESTIVE THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

Note 1.    Company Overview and Equity Transactions
Company Overview
Aquestive Therapeutics, Inc. (together with its subsidiaries, “Aquestive” or “the Company”) is a pharmaceutical company advancing medicines to solve patients’ problems with current standards of care and provide transformative products to improve their lives. The Company is developing pharmaceutical products that deliver complex molecules through alternative administrations to invasive and inconvenient standard of care therapies. The Company has five licensed commercialized products which are marketed by its licensees in the U.S. and around the world. The Company is the exclusive manufacturer of these licensed products. The Company also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm, and has proven drug development and commercialization capabilities. The Company is advancing a product pipeline for the treatment of severe allergic reactions, including anaphylaxis. The Company has also developed a product pipeline focused on treating diseases of the CNS. The Company’s production facilities are located in Portage, Indiana, and its corporate headquarters and primary research laboratory facilities are based in Warren, New Jersey.
Equity Transactions
On September 11, 2019, the Company established an ATM facility pursuant to which the Company may offer up to $25,000 worth of shares of Common Stock. On November 20, 2020, the Company began utilizing the ATM facility. On March 26, 2021, the Company filed a prospectus supplement to offer up to an additional $50,000 worth of shares of Common Stock under the ATM. The 2019 Registration Statement expired under its terms on September 17, 2022. On September 7, 2022, the Company filed a prospectus supplement to register the offer and sale of up to $35,000 worth of shares of Common Stock pursuant to the Amended Equity Distribution Agreement under a shelf registration statement on Form S-3 (Registration Statement No. 333-254775, or the 2021 Registration Statement), that was declared effective by the SEC on April 5, 2021. The Company discontinued using the 2021 Prospectus upon the filing of the prospectus supplement on September 7, 2022.
For the year ended December 31, 2023, the Company sold 4,958,341 shares which provided net proceeds of approximately $8,962 after deducting commissions and other transaction costs of $502. This ATM facility has approximately $23,952 available at December 31, 2023. For the year ended December 31, 2022, the Company sold 2,860,538 shares which provided net proceeds of approximately $3,907 after deducting commissions and other transaction costs of $289.
On April 12, 2022, the Company entered into the Lincoln Park Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations under the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of the Company's Common Stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that the Company will not issue, and Lincoln Park will not purchase, shares of Common Stock if it would result in Lincoln Park’s beneficial ownership of our outstanding Common Stock exceeding 9.99%, which is equivalent to 6,486,623 shares at December 31, 2023. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever any direct or indirect short selling or hedging of our Common Stock. For the year ended December 31, 2023, the Company did not sell shares in connection with the Lincoln Park Purchase Agreement. For the year ended December 31, 2022, the Company sold 1,600,000 shares in addition to issuing 236,491 commitment shares, which provided proceeds of approximately $1,987 in connection with the Lincoln Park Purchase Agreement.
On June 6, 2022, the Company entered into the Securities Purchase Agreements which provided for the sale and issuance by the Company of an aggregate of: (i) 4,850,000 shares of Common Stock, (ii) pre-funded warrants to purchase up to 4,000,000 shares of Common Stock and (iii) Common Stock warrants to purchase up to 8,850,000 shares of Common Stock. The Company received net proceeds of approximately $7,796, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company used the net proceeds from the offering for general corporate purposes. The pre-funded warrants were fully exercised in 2022. On June 14, 2023, warrants to purchase 3,689,452 shares of Common Stock issued pursuant to the Securities Purchase Agreements were exercised with proceeds paid to the Company thereon of approximately $3,542.
On August 1, 2023, the Company entered into the Letter Agreement with a holder (the “Exercising Holder”) of 5,000,000 of the remaining Common Stock Warrants. Pursuant to the Letter Agreement, the Exercising Holder and the Company agreed that the Exercising Holder would exercise all of its Common Stock Warrants for shares of Common Stock lying thereunder at $0.96 per share of Common Stock, the exercise price of the Common Stock Warrants. Pursuant to the Letter Agreement, in consideration of the Exercising Holder exercising the 5,000,000 Common Stock Warrants, the Company issued New Warrants to the Exercising Holder to purchase up to an aggregate of 2,750,000 shares of Common Stock to the Exercising Holder. The New Warrants are exercisable after February 2, 2024, expire on February 2, 2029 and are issuable only for cash, subject to exception if exercise of the New Warrants is not registered in accordance with the terms of the Letter Agreement, in which case the New Warrants may also be exercised, in whole or in part, at such time by means of a "cashless exercise". The New Warrants have an exercise price of $2.60 per share. On August 2, 2023, 5,000,000 of the Common Stock Warrants were exercised pursuant to the Securities Purchase Agreement with the Exercising Holder, with the Company receiving gross proceeds therefrom of $4,800. In total, warrants to exercise 8,689,452 shares of Common Stock issued pursuant to the Securities Purchase Agreements, with proceeds of approximately $8,342 paid to the Company thereon, were exercised during the year ended December 31, 2023. The Company incurred $35 in relation to this transaction.

Note 2.    Basis of Presentation and Principles of Consolidation
These consolidated financial statements have been prepared in accordance with GAAP in the United States of America, and in accordance with the rules and regulations of the SEC. The accounts of wholly owned subsidiaries are included in the consolidated financial statements. Other than corporate formation activities, no such subsidiaries have conducted any commercial, developmental or operational activities and none have customers or vendors. Certain reclassifications were made to conform to the current year presentation.
Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the ASC and ASU of FASB.
Note 3.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions often involve assessments of matters that are inherently uncertain and accordingly actual results could differ from those estimates. Significant items subject to estimates and assumptions include those related to revenue recognition, inventory costs, allowances for rebates from proprietary product sales prior to out-licensing to Assertio, allowances for sales returns, the useful lives of fixed assets and the valuations of warrants issued, royalty obligations, sale of future revenues, share-based compensation, and contingencies.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2023 and 2022, cash and cash equivalents consisted of cash in bank accounts.
Concentration of Credit Risk
Cash and cash equivalents are held by federally insured financial institutions that management believes are of high credit quality. The Company has not experienced any losses in such accounts and such amounts may exceed federally-insured limits of $250.
Concentration of the Company’s significant customers as of December 31, 2023 and 2022 is outlined in Note 5, Revenues and Trade Receivables, Net.
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables. The Company’s credit terms generally range from 30 to 60 days, depending on the customer and type of invoice. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made subsequent to year-end.
The Company evaluates the collectability of accounts receivable based on a combination of factors. In situations where changing circumstances indicate that a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts is recorded against amounts due in order to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowances for doubtful accounts is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded to selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts, associated with recoverability of accounts receivable, was $14 and $40 as of December 31, 2023 and 2022, respectively.

Inventories
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. The Company regularly reviews its inventories for impairment and reserves are established when necessary.
At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence and shelf life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand, the risk of competitive obsolescence for products, general market conditions, and a review of the shelf life expiration dates for products. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products, or use them in production, prior to their expiration, the Company records allowances to adjust the carrying value to estimated net realizable value as necessary. The Company expenses inventory related to the Company’s research and development activities when the Company purchases or manufactures it. Before the regulatory approval of the Company’s product candidates, the Company recognizes research and development expense for the manufacture of drug products that could potentially be available to support the commercial launch of the Company’s drug candidates, if approved by regulatory authorities.
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
Intangible Assets
Intangible assets include the costs of acquired composition and process technologies, the costs of purchased patents used in the manufacture of orally soluble film and the costs of acquired NDA. The Company amortizes these assets using the straight-line method over the shorter of their legal lives or estimated useful lives.
Impairment of Long-Lived Assets
Long lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In these circumstances, the Company compares undiscounted cash flows expected to be generated by that asset or asset group to the corresponding carrying amounts. If this comparison is indicative of impairment, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered most appropriate. The impairment charge of $216 was recognized for the year ended December 31, 2023. No impairment was recognized for the year ended December 31, 2022.
Leases
Determination if an arrangement is a lease is made at inception. An arrangement is determined to contain a lease if the contract conveys the right to control the use of an identified property and equipment for a period of time in exchange for consideration. If the Company can benefit from the various underlying assets of a lease on their own or together with other resources that are readably available, or if the various underlying assets are neither highly dependent nor highly interrelated with underlying assets in the arrangements, they are considered to be a separate lease component. In the event multiple underlying assets are identified, the lease consideration is allocated to the various components based on each on the component’s relative fair value.
Operating lease assets represent the Company's right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease arrangement. Operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, in determining the operating lease liability, the Company uses an estimate of its incremental borrowing rate. The calculation of the operating lease assets includes any lease payments made and excludes any lease incentives. Our lease terms may include options to extend or terminate the lease and are included when it is reasonably certain that the Company will exercise the option.
The Company records operating lease assets and lease liabilities in its consolidated balance sheets. Lease expenses for lease payments are recognized on a straight-line bases over the lease term. Short-term leases, or leases that have a lease term of 12 months or less at consummation date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. During the year ended December 31, 2023, the Company recognized a lease supporting its manufacturing facilities as a finance lease. Commitments under finance leases are not significant, and are included in Property and equipment, net; Notes Payable, current and Notes Payable, net on the Consolidated Balance Sheets.
Royalty Obligations, net
In connection with the issuance of the 13.5% Notes, the Company entered into a Royalty Rights Agreement with each of the Note Holders granting the Note Holders a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm (epinephrine) Sublingual Film for a period of eight years from the first sale of Anaphylm on a global basis. The Note Holders are also entitled to a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant (diazepam) Buccal Film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant. The Royalty Rights Agreements are classified as debt, and the value of the $45,000 13.5% Notes has been allocated between debt and the royalty obligations based on their relative fair market values. The fair value of the royalty obligation is being amortized over the life of the Royalty Rights Agreements and such amortization is reflected as interest expense related to royalty obligations in the Consolidated Statements of Operations and Comprehensive Loss. The 13.5% Notes are discussed in Note 14, Long-Term Debt, to its consolidated financial statements.
Liability Related to the Sale of Future Revenue
The Company treats the liability related to the sale of future revenue as debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to the sale of future revenue and the related interest expense are based on its current estimates of future royalties expected to be paid over the life of the arrangement. The Company periodically assesses the expected royalty payments using a combination of internal projections and forecasts from external resources. To the extent its future estimates of royalty payments are greater or less than previous estimates or the timing of such payments is materially different than its previous estimates, the Company will prospectively recognize related interest expense. Amortization of debt is reflected as interest expense related to the sale of future revenue in the Consolidated Statements of Operations and Comprehensive Loss. For further discussion of the sale of the future revenue, see Note 16, Sale of Future Revenue.
Revenue Recognition
The Company’s revenues include (i) sales of manufactured products pursuant to contracts with commercialization licensees, (ii) sales of the Company’s proprietary clobazam-based Sympazan oral film product used as a treatment for LGS-related seizures prior to its outlicensing to Assertio in October 2022, (iii) license and royalty revenues and (iv) co-development and research fees generally in the form of milestone payments. See Note 5, Revenues and Trade Receivables, Net. for further details. The Company recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, a five-step model is applied that includes (1) identifying the contract with a customer, (2) identifying the performance obligation in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing when, or as, an entity satisfies a performance obligation.
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
Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements. In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables, net within the Consolidated Balance Sheet.
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
Research and Development
Research and development, or R&D, expenses are recorded in accordance ASC 730, Research and Development and are expensed as incurred. R&D expenses include R&D activities, services of external CROs, costs of their clinical research sites, scale-up and validation costs, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. CROs activities include preclinical laboratory experiments and clinical studies. Other activity expenses include regulatory consulting and other costs. The activities undertaken by regulatory consultants that were classified as R&D expense include assisting, communicating with, and advise its in-house staff with respect to various FDA submission processes, clinical trial processes and scientific writing matters, including preparing protocols and FDA submissions. These consulting expenses were direct costs associated with preparing, receiving and understanding work for its clinical trials and investigative drugs. Payments made to CROs based on agreed-upon terms, which may include payments in advance of a study start date. The Company expenses non-refundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when goods or services have been received rather than when payment was made. The Company reviews and accrues CROs expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion state of study as provided by CROs. Estimated CROs costs subject to revisions as such studies progress to completion. The Company charges revisions to expense in the period when the facts that give rise to the revision become known.

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
Share-Based Compensation
The Company records share-based compensation expenses for awards of stock options and restricted stock units (“RSUs") under ASC 718, Compensation — Stock Compensation. For awards to non-employees for periods prior to the adoption of ASU 2018-07, Compensation-Stock Compensation: Improvements to Non-employee Share-Based Payment Accounting, on January 1, 2019, the Company had applied ASC 505-50, Equity-based Payments to Non-Employees. ASC 718 establishes guidance for the recognition of expenses arising from the issuance of stock-based compensation awards at their fair value at the grant date.
The Company’s stock-based compensation includes grants of stock options and RSUs to employees, consultants and non-employee directors. Beginning in 2019, the Company also offered employees an opportunity to participate in an employee stock purchase plan.
The Company’s estimates of the fair value of options at their grant dates are based on the Black-Scholes option valuation model and considers various variables and assumptions, including:
•the stock price at the grant date,
•exercise price,
•both the contractual and estimated expected term of the option,
•an estimate of stock price volatility based on that of an industry peer group,
•expected dividends, if any, and
•risk-free interest rate.
The Company’s estimates of the fair value of RSUs at their grant or valuation dates vary based on whether the awards' vesting conditions are based on market conditions or service conditions. For awards with the vesting based on market conditions, the Company uses a Monte Carlo simulation that considers various variables and assumptions, including:
•simulated 30-day average at the end of the requisite service period,
•discount period based on the vesting term of the awards
•an estimate of stock price volatility based on that of an industry peer group,
•expected dividends, if any, and
•risk-free interest rate.
These assumptions require estimates and judgements and changes in those inputs could impact the amount of expenses that are charged to earnings. The Company recognizes compensation expense for the fair value of RSUs and stock option awards over the requisite service period of the awards. All excess tax benefits, taxes and tax deficiencies from stock-based compensation are included in the provision for income taxes in the Company's Consolidated Statements of Operations and Comprehensive Loss.
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that may result from transactions and economic events other than those with stockholders, such as unrealized gains or losses on investments. For the periods ended December 31, 2023 and 2022, the Company’s comprehensive loss included only its net loss.
Fair Value Measurements
Certain assets and liabilities are reported on a recurring basis at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1 — Quoted prices in active markets for identical assets or liabilities. Cash and cash equivalents consisted of cash in bank accounts which are all Level 1 assets.
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
The Company previously granted warrants to certain holders of the Company’s the 12.5% Notes in connection with its debt repayment and debt refinancing. The Company also issued pre-funded warrants and warrants in 2022 and warrants in 2023 to purchase shares of Common Stock to certain purchasers in connection with the Securities Purchase Agreements. The warrants were valued based on the Black-Scholes valuation model performed by an independent third-party appraisal prepared as of the grant date consistent with generally-accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. See Note 15, Warrants for further information on these warrants.
The Company's 12.5% Notes contained a repurchase offer or put option which gave holders of the option the right, but not the obligation, to receive a specified amount of future royalties up to a capped amount. This put option was valued based on Level 3 inputs and its fair value was based primarily on an independent third-party appraisal consistent with generally-accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants Accounting and Valuation Guide. See Note 14, Long-Term Debt for further discussion.
In connection with the issuance of the 13.5% Notes on November 1, 2023, the Company and the Note Holders entered into the Royalty Right Agreements. The Royalty Right Agreements were valued based on Level 3 inputs, and their fair value is estimated by applying probability-weighted cash flows for future sales, which are then discounted to present value. Changes to fair value of the Royalty Rights Agreements can result from changes to one or a number of the aforementioned inputs. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the Royalty Right Agreements liability. During the remainder of 2023, there were no material changes to the significant unobservable inputs used to recognize the Royalty Right Agreements liability. See Note 14, Long-Term Debt for further discussion.

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
Recent Accounting Pronouncements
The Company complies with new or revised accounting standards by the relevant dates on which adoption of such standards is required for smaller reporting companies.
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
Recent Accounting Pronouncements Not Adopted as of December 31, 2023:
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
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This Accounting Standards Update was issued to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, and to introduce new disclosure requirements for such equity securities. These amendments will be effective for the Company beginning January 1, 2024, with early adoption of the amendments permitted. The Company is currently evaluating the impact from the adoption of ASU 2020-03 on its consolidated financial statements but does not expect to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. This Accounting Standards Update was issued to enhance the transparency and decision usefulness of income tax disclosures. The ASU requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). It further requires discloses on an annual basis of the following information about income taxes paid: 1. The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes 2. The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). Additionally, it requires the following information disclosure: 1. Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign 2. Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU eliminates certain current disclosure requirements. These disclosure requirements will be effective for the Company beginning January 1, 2025, with early adoption of the amendments permitted. The Company is currently evaluating the impact from the adoption of ASU 2023-09 on disclosures to its consolidated financial statements.

Note 4.     Risks and Uncertainties
The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for 2024 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of December 31, 2023, the Company had $23,872 of cash and cash equivalents.
The Company has experienced a history of net losses. The Company’s accumulated deficit totaled $319,077 as of December 31, 2023. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products (prior to the licensing agreement of Sympazan with Assertio), license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company’s funding requirements have been met by its cash and cash equivalents, as well as its existing equity and debt offerings, including the 13.5% Notes.
The Company began utilizing its ATM facility in November 2020. Since inception to December 31, 2023, the Company sold 15,300,298 shares of Common Stock which generated net cash proceeds of approximately 48,703, net of commissions and other transaction costs of 2,555. For the year ended December 31, 2023, the Company sold 4,958,341 shares which provided net proceeds of approximately $8,962 after deducting commissions and other transaction costs of $502. This ATM facility has approximately $23,952 available at December 31, 2023.
While the Company’s ability to execute its business objectives and achieve profitability over the longer term cannot be assured, the Company’s on-going business, existing cash and cash equivalents, expense management activities, including, but not limited to the ceasing of R&D activities, as well as access to the equity capital markets through its ATM facility (see Note 23, Subsequent Events) and under the Lincoln Park Purchase Agreement, provide near term liquidity for the Company to fund its operating needs for at least the next twelve months as it continues to execute its business strategy.
Note 5.     Revenues and Trade Receivables, Net
The Company’s revenue was comprised of the following:

	Year Ended December 31,
	2023	2022
Manufacture and supply revenue	$43,805	$36,378
License and royalty revenue	5,376	2,351
Co-development and research fees	1,402	1,293
Proprietary product sales, net	—	7,658
Revenues	$50,583	$47,680

Disaggregation of Revenue
The following table provides disaggregated net revenue by geographic area:

	Year Ended December 31,
	2023	2022
United States	$37,104	$40,792
Ex-United States	13,479	6,888
Revenues	$50,583	$47,680
Trade and other receivable, net consist of the following:

	December 31,
	2023	2022
Accounts receivable	$5,570	$3,274
Contract and other receivables	2,915	2,139
Less: allowance for bad debt	(14)	(40)
Less: sales-related allowances	—	(669)
Trade and other receivables, net	$8,471	$4,704
Contract and other receivables totaled $2,915 and $2,139 as of December 31, 2023 and 2022, respectively, consisting primarily of contract assets and other receivables. Contract assets consist of products and services provided under specific contracts to customers for which earnings processes have been met. Sales-related allowances as of December 31, 2022 were estimated in relation to revenues recognized for sales of Sympazan prior to the licensing agreement the Company entered into with Assertio in October 2022. See details in Note 6, Material Agreements.
The following table presents the changes in the allowance for doubtful accounts:

	December 31,
	2023	2022
Allowance for doubtful accounts at beginning of the period	$40	$40
Allowance expense (reduction)	(26)	—
Write-downs charged against the allowance	—	—
Allowance for doubtful accounts at end of the period	$14	$40
The allowance for doubtful accounts was $14 and $40 for each of the years ending December 31, 2023 and 2022. There was a reduction of $26 to the allowance for doubtful accounts for the year ended December 31, 2023. There were no additions to or write-downs for the year ended December 31, 2022.
The following table presents the changes in sales-related allowances:

	December 31,
	2023	2022
Beginning Balance	$669	$605
Provision related to sales in 2022	—	1,365
Credits and payments	(87)	(1,301)
Reclassifications	$(582)	$—
Ending Balance	$—	$669
Total reductions of gross product sales from sales-related allowances and accruals were $0 the year ended December 31, 2023 due to the outlicensing of Sympazan. Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction of trade receivables and accruals for wholesaler service fees, co-pay support redemptions and rebates as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and Accrued expenses were $0 and $645, respectively, as of December 31, 2023, and $669 and $1,012, respectively, as of December 31, 2022. See Note 13, Accrued Expenses.

Concentration of Major Customers
Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the year ended December 31, 2023, Indivor represented approximately 80% of total revenue. As of December 31, 2023, Indivor and Zevra Therapeutics, Inc. represented 65% and 13%, respectively, of total trade and other receivables. For the year ended December 31, 2022, Indivor represented approximately 76% of total revenue. As of December 31, 2022, Indivior represented 80% of total trade and other receivables.
Note 6.     Material Agreements
Commercial Exploitation Agreement with Indivior
In August 2008, the Company entered into the Indivior License Agreement (with subsequent amendments) with Reckitt Benckiser Pharmaceuticals, Inc. who was later succeeded to in interest by Indivior. Pursuant to the Indivior License Agreement, the Company agreed to manufacture and supply Indivior’s requirements for Suboxone, a sublingual film formulation, both inside and outside the United States on an exclusive basis.
Under the terms of the Indivior License Agreement, the Company is required to manufacture Suboxone in accordance with current Good Manufacturing Practice standards and according to the specifications and processes set forth in the related quality agreements the Company entered into with Indivior. Additionally, the Company is required to obtain API for the manufacture of Suboxone directly from Indivior. The Indivior License Agreement specifies a minimum annual threshold quantity of Suboxone that the Company is obligated to fill and requires Indivior to provide the Company with a forecast of its requirements at various specified times throughout the year. The Indivior License Agreement provides for payment by Indivior of an agreed upon purchase price per unit until January 1, 2025 and, thereafter, that is subject to annual adjustments based on changes in an agreed upon price index. In addition to the purchase price for the Suboxone supplied, Indivior is required to make certain single digit percentage royalty payments tied to net sales value (as provided for in the Indivior License Agreement) outside of the U.S., subject to annual maximum amounts and limited to the life of the related patents.
The Indivior License Agreement contains customary contractual termination provisions, including with respect to a filing for bankruptcy or corporate dissolution, an invalidation of the intellectual property surrounding Suboxone, and commission of a material breach of the Indivior License Agreement by either party. Additionally, Indivior may terminate the Indivior License Agreement if the FDA or other applicable regulatory authority declares the Company’s manufacturing site to no longer be suitable for the manufacture of Suboxone or Suboxone is no longer suitable to be manufactured due to health or safety reasons. The initial term of the Indivior License Agreement was seven years from the commencement date. Thereafter, the Indivior License Agreement automatically renewed for successive one-year periods.
Effective as of March 2, 2023, the Company and Indivior entered into the Indivior Amendment to the Indivior License Agreement. The Indivior Amendment was entered into for the primary purpose of amending the Agreement as follows: (i) extending the term of the Agreement until August 16, 2026 and thereafter providing for automatic renewal terms of successive one year periods unless Indivior delivers notice to the Company, at least twelve months prior to the expiration of the then current term, of Indivior’s intent not to renew, subject to the earlier termination rights of the parties under the Agreement, and providing that the Agreement will not automatically renew for any renewal term beginning after the expiration of the last to expire of the product patents covered under the Indivior License Agreement; and (ii) agreeing to transfer pricing and payment terms for supplied product under the Indivior License Agreement. In consideration of the agreements between the parties, the Company received a payment of $11,482 from Indivior, of which amount $5,482 represents: (a) payment of the portion of a 2022 price increase that had not been previously paid and (b) an estimated payment in 2023 for certain price increases. As of December 31, 2023, the $5,482 price increase has been fully recognized in Manufacture and supply revenue and $6,000 is included in Interest income and other income, net on the Consolidated Statements of Operations and Comprehensive Loss .
Supplemental Agreement with Indivior
On September 24, 2017, the Company entered into an agreement with Indivior, or the Indivior Supplemental Agreement. Pursuant to the Indivior Supplemental Agreement, the Company conveyed to Indivior all existing and future rights in the settlement of various ongoing patent enforcement legal actions and disputes related to the Suboxone product. The Company also conveyed to Indivior the right to sublicense manufacturing and marketing capabilities to enable an Indivior licensed generic buprenorphine product to be produced and sold by parties unrelated to Indivior or Aquestive. Under the Indivior Supplemental Agreement, the Company was entitled to receive certain payments from Indivior commencing on the date of the Indivior Supplemental Agreement through January 1, 2023. Once paid, all payments made under the Indivior Supplemental Agreement are non-refundable. Through February 20, 2019, the at-risk launch date of the competing generic products of Dr. Reddy’s Labs and Alvogen, the Company received an aggregate of $40,750 from Indivior under the Indivior Supplemental Agreement. Further payments under the Indivior Supplemental Agreement were suspended until adjudication of related patent infringement litigation is finalized. No further payments are due to the Company under the Indivior Supplemental Agreement. See Note 22, Contingencies for details.
All payments made by Indivior to the Company pursuant to the Indivior Supplemental Agreement were in addition to, and not in place of, any amounts owed by Indivior to the Company pursuant to the Indivior License Agreement.
License Agreement with Sunovion Pharmaceuticals, Inc.
On April 1, 2016, the Company entered into a license agreement with Cynapsus Therapeutics Inc. (which was later succeeded to in interest by Sunovion Pharmaceuticals, Inc.), referred to as the Sunovion License Agreement, pursuant to which Sunovion obtained an exclusive, worldwide license (with the right to sub-license) to certain intellectual property, including existing and future patents and patent applications, covering all oral films containing apomorphine for the treatment of off episodes in Parkinson’s disease patients. Sunovion used this intellectual property to develop its apomorphine product KYNMOBI, which was approved by the FDA on May 21, 2020. This approval triggered Sunovion’s obligation to remit a payment of $4,000, due on the earlier of: (a) the first day of product availability at a pharmacy in the United States; or (b) within six months of FDA approval of the product. This amount was received as of September 30, 2020 and was included in License and royalty revenues for the twelve months ended December 31, 2020.
Effective March 16, 2020, the Company entered into the First Amendment to the Sunovion License Agreement. The Amendment was entered into for the primary purpose of amending the Sunovion License Agreement as follows: (i) including the United Kingdom and any other country currently in the European Union (EU) which later withdraws as a member country in the EU for purpose of determining the satisfaction of the condition triggering the obligation to pay the third milestone due under the Sunovion License Agreement, (ii) extending the date after which Sunovion has the right to terminate the Sunovion License Agreement for convenience from December 31, 2024 to March 31, 2028, (iii) modifying the effective inception date of the first minimum annual royalty due from Sunovion to the Company form January 1, 2020 to April 1, 2020, and (iv) modifying the termination provision to reflect the Company’s waiver of the right to terminate the Sunovion License Agreement in the event that KYNMOBI was not commercialized by January 1, 2020. This Sunovion License Agreement will continue until terminated by Sunovion in accordance with the termination provisions of the Amendment to the Sunovion License Agreement. The Sunovion License Agreement continues (on a country-by-country basis) until the expiration of all applicable licensed patents .unless earlier terminated under the termination provisions contained therein. Upon termination of the Sunovion License Agreement, all rights to intellectual property granted to Sunovion to develop and commercialize apomorphine-based products will revert to the Company.
On October 23, 2020, the Company amended the Sunovion License Agreement to clarify the parties’ agreement with respect to certain provisions in the Sunovion License Agreement, specifically the date after which Sunovion has the right to terminate the Sunovion License Agreement and the rights and obligations of the parties regarding the prosecution and maintenance of the Company’s patents covered under the Sunovion License Agreement.
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
Purchase and Sale Agreement with an affiliate of Marathon
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold to Marathon all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI. In exchange for the sale of these rights, the Company received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through December 31, 2023 under the Monetization Agreement.
Under the Monetization Agreement, additional contingent payments of up to $75,000 may be due to the Company upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. In June 2023, Sunovion announced that it has voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets, therefore, the Company likely will not receive any of the additional contingent payments under the Monetization agreement. See Note 16, Sale of Future Revenue for further details on the accounting for the Monetization Agreement.

Agreement to Terminate CLA with Zevra Therapeutics, Inc. (formerly KemPharm)
In March 2012, the Company entered into an agreement with Zevra to terminate a Collaboration and License Agreement entered into by the Company and Zevra in April 2011. Under this termination arrangement, the Company has the right to participate in any and all value that Zevra may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving Zevra and collaborations, royalty arrangements, or other transactions from which Zevra may realize value from these compounds or their derivatives. During the year ended December 31, 2023, the Company has recognized $1,500 as milestone revenues for Zevra.
Licensing and Supply Agreement with Haisco for Exservan™ (Riluzole Oral Film) for ALS Treatment in China
The Company entered into the Haisco Agreement, pursuant to which Aquestive granted Haisco, a Chinese limited company listed on the Shenzhen Stock Exchange, an exclusive license to develop and commercialize Exservan (riluzole oral film) for the treatment of ALS in China. Under the terms of the Haisco Agreement, Aquestive will serve as the exclusive sole manufacturer and supplier for Exservan in China. Under the Haisco Agreement, as amended, the Company received a $7,000 upfront cash payment in September 2022, and will receive regulatory milestone payments and double-digit royalties on net sales of Exservan in China, and earn manufacturing revenue upon the sale of Exservan in China.
Compensatory Arrangements of Certain Officers
On May 17, 2022, the Company announced that Keith J. Kendall, former President and Chief Executive Officer of the Company, was leaving the Company and the Company’s Board of Directors, effective May 17, 2022 (the “Termination Agreement”). In connection with his departure, Mr. Kendall and the Company entered into a Separation Agreement, including a Consulting Agreement, dated as of May 17, 2022. Pursuant to the Separation Agreement, Mr. Kendall’s employment with the Company ceased effective as of May 17, 2022. Under the Separation Agreement, Mr. Kendall received the following principal severance benefits contingent upon Mr. Kendall’s compliance with a customary release of claims entered into at the time: (i) a cash payment consisting of the sum of any previously unpaid base salary through the Termination Date and any accrued and unused vacation time for the 2022 calendar year; (ii) a cash payment consisting of his pro-rata portion of his target bonus in the amount of $280; (iii) a cash payment in the amount of $150, representing 90 days of his base pay in lieu of the required notice period under Mr. Kendall’s employment agreement; (iv) severance payments consisting of (a) a cash payment of $263, which represents an acceleration of the first three installments of Mr. Kendall’s 18-months severance which he is entitled to under his employment agreement; (b) monthly severance payments of $53 per month for the first through the seventh months following the Termination Date; (c) $70 paid for the eighth month after the Termination Date; and (d) monthly severance payments of $88 for the ninth through eighteenth months following the Termination Date; (v) accelerated vesting of unvested outstanding equity awards, with options remaining exercisable for the duration of the stated term of each award; and (vi) continuing coverage under the Company’s group health and life insurance plans at the same levels and on the same terms and conditions as are provided to similarly-situated executives, for a period of 18 months. Under the terms of the Separation Agreement, Mr. Kendall served as a consultant to the Company, on an as-needed basis providing transition services, strategic planning, financial planning, merger and acquisition advice and consultation, for a period of time from the Separation Date to December 31, 2022. For these services, Mr. Kendall received a consulting fee of $10 per month. As of December 31, 2023, all obligations related to Mr. Kendall have been completed.
Licensing and Supply Agreement with Atnahs Pharma UK Limited
The Company entered into the Pharmanovia Agreement, effective as of September 26, 2022, pursuant to which the Company granted Pharmanovia an exclusive license to certain of the Company’s intellectual property to develop and commercialize Libervant (diazepam) Buccal Film for the treatment of prolonged or acute, convulsive seizures in all ages in the Territory during the term of the Pharmanovia Agreement. Under the Pharmanovia Agreement, Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and the Company will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory. Pursuant to the Pharmanovia Agreement, the Company received $3,500 upon agreement execution and upon the occurrence of certain conditions set forth in the Pharmanovia Agreement will receive additional milestone payments and profit shares, as well as manufacturing fees and royalty fees through the expiration of the Pharmanovia Agreement.
Effective March 27, 2023, the Company amended the Pharmanovia Agreement to expand the scope of territory for the license of Libervant to cover the rest of the world, excluding the U.S., Canada and China. Under the Pharmanovia Amendment, Pharmanovia will be responsible for seeking applicable regulatory approval in the expanded territories, which includes Latin America, Africa and Asia Pacific. Pursuant to the terms of the Pharmanovia Amendment, the Company received a non-refundable payment of $2,000 from Pharmanovia in connection with the execution of the Pharmanovia Amendment.

Licensing Agreement with Assertio Holdings, Inc.
Effective as of October 26, 2022, the Company entered into the Assertio Agreement to license Sympazan (clobazam) oral film for the adjunctive treatment of seizures associated with Lennox‐Gastaut syndrome in patients aged two years of age and older. Under the terms of the Assertio Agreement, the Company granted to Assertio an exclusive, worldwide license of its intellectual property for Sympazan to Assertio during the term of the Assertio License Agreement for an upfront payment of $9,000. In addition, Aquestive received a $6,000 milestone payment subsequent to Aquestive’s receipt of a notice of allowance from the PTO of the Company’s patent application U.S. Serial No. 16/561,573, and payment by the Company of the related allowance fee. The Company received the notice of allowance from the PTO and paid the related allowance fee on October 27, 2022. Further, under the Assertio Agreement, the Company will receive royalties from Assertio for the sale of the product through the expiration of the Assertio Agreement. The Company also entered into a long-term supply agreement with Assertio for Sympazan pursuant to which the Company is the exclusive sole worldwide manufacturer and supplier of the product and will receive manufacturing fees from Assertio for the product through the expiration of such supply agreement.
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
The Company granted warrants to certain noteholders in connection with its debt repayment and debt refinancing during 2020 and 2019, respectively. Those warrants were valued based on Level 3 inputs and their fair value was based primarily on an independent third-party appraisal prepared as of the grant date consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. See Note 15, Warrants for further information on these warrants.
The Company’s 12.5% Senior Secured Notes contained a repurchase offer or put option which gives holders of the option the right, but not the obligation, to require the Company to redeem the 12.5% Notes up to a capped portion of milestone payments resulting from the Monetization Agreement. This put option was valued based on Level 3 inputs and its fair value was based primarily on an independent third-party appraisal consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants Accounting and Valuation Guide. See Note 14, Long-Term Debt for further discussion.
In June 2022, the Company issued pre-funded warrants to purchase up to 4,000,000 shares of Common Stock and Common Stock Warrants to purchase up to 8,850,000 shares of Common Stock in connection with its Securities Purchase Agreements with certain purchasers. Those warrants were valued based on Level 3 inputs and their fair value was based primarily on an independent third-party appraisal prepared as of the grant date consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide. See Note 15, Warrants for further information on these warrants.
On August 1, 2023, the Company entered into the Letter Agreement with the Exercising Holder of the remaining warrants to purchase 5,000,000 of the shares of Common Stock. Pursuant to the Letter Agreement, the Exercising Holder and the Company agreed that the Exercising Holder would exercise all of its Existing Warrants for shares of Common Stock underlying the Existing Warrants at $0.96 per share of Common Stock, the current exercise price of the Existing Warrants. Under the Letter Agreement, in consideration of the Exercising Holder exercising the Existing Warrants, the Company issued to the Exercising Holder new warrants to purchase up to an aggregate of 2,750,000 shares of New Warrants at $2.60 per share. Those warrants were valued based on Level 3 inputs and their fair value was based primarily on an independent third-party appraisal prepared as of the grant date consistent with generally accepted valuation methods of the Uniform Standards of

Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide. See Note 15, Warrants for further information on these warrants.
On November 1, 2023, in connection with the issuance of the 13.5% Notes, the Company and the Note Holders entered into the Royalty Right Agreements dated as of November 1, 2023, which provides the Note Holders:
a.a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm (epinephrine) Sublingual Film for a period of eight years from the first sale of Anaphylm on a global basis, and
b.a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant (diazepam) Buccal Film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant.
Those Royalty Agreements were valued based on Level 3 inputs and their fair value was based primarily on internal management estimates developed based on third-party data and reflect management’s judgements, current market conditions, and forecasts. The initial fair value measurement of the Royalty Right Agreements was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and the estimated amount of future sales of Anaphylm and Libervant. See Note 14, Long-Term Debt for further discussion.
Note 8.     Inventories, Net
Inventory consists of the following:

	December 31,
	2023	2022
Raw material	$2,118	$1,899
Packaging material	3,028	2,914
Finished goods	1,623	967
Total inventory	$6,769	$5,780
Note 9.     Property and Equipment, Net

				December 31,
	Useful Lives			2023	2022
Machinery	3	-	15 years	$20,248	$19,810
Furniture and fixtures	3	-	15 years	769	769
Leasehold improvements	(a)			21,386	21,375
Computer, network equipment and software	3	-	7 years	2,627	2,627
Construction in progress				2,033	1,467
				47,063	46,048
Less: accumulated depreciation and amortization				(42,884)	(41,963)
Total property and equipment, net				$4,179	$4,085
(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.
Total depreciation and amortization related to property and equipment was $1,153 and $2,270 for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023 the Company recognized a $216 impairment of an asset held in Construction in progress account that was assessed by management as no longer usable. Such impairment charge is included in the Manufacture and supply expenses on the Consolidated Statements of Operations and Comprehensive Loss. No impairment losses were recognized for the year ended December 31, 2022.
Note 10.    Right-of-Use Assets and Lease Obligations
The Company leases all realty used as its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of these three leases include the characteristics specified in ASC 842, Leases, that require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases, as amended, provide remaining terms between 4.25 years and 9.80 years, including renewal options expected to be exercised to extend the lease periods. See Part II, Properties for details.
During the year ended December 31, 2023, the Company recognized a lease supporting its manufacturing facilities as a finance lease. Commitments under finance leases are not significant, and are included in Property and equipment, net, Notes Payable, current and Notes Payable, net on the Consolidated Balance Sheets.

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
The Company’s lease costs are recorded in manufacture and supply, research and development and selling, general and administrative expenses in its Consolidated Statements of Operations and Comprehensive Loss. For the years ended December 31, 2023 and 2022, total operating lease expenses totaled $1,745 and $1,753, respectively, including variable lease expenses such as common area maintenance and operating costs of $447 and $449, respectively. Cash payments arising from the Company’s lease arrangements are reflected on its consolidated statement of cash flows as outflows for operating activities.
The Company’s payments due under its operating leases are as follows:

Amount
2024	$1,230
2025	1,266
2026	1,300
2027	1,328
2028	1,162
2029-2033	3,828
Total lease payments	10,114
Less: imputed interest	(4,306)
Total operating lease liabilities	$5,808
Note 11.     Intangible Assets, Net
The following table provides the components of identifiable intangible assets, all of which are finite lived.

	December 31,
	2023	2022
Purchased intangible	$3,858	$3,858
Purchased patent	509	509
	4,367	4,367
Less: accumulated amortization	(3,089)	(2,932)
Intangible assets, net	1,278	1,435
Amortization expense was $157 and $116 for each of the years ended December 31, 2023 and 2022, respectively. During the remaining life of the purchased intangible, estimated annual amortization expense is $157 for the year ending 2024 and beyond.
As of December 31, 2023, the remaining weighted-average life of all intangible assets subject to amortization is 8.1 years.

The estimated aggregate amortization expense for each of the following fiscal years ending December 31 is presented below:

Amount
2024	$157
2025	157
2026	157
2027	157
2028	157
2029-2032	493
Total estimated amortization expenses	1,278
Note 12.    Other Non-Current Assets
The following table provides the components of other non-current assets:

	December 31,
	2023	2022
Royalty receivable	$4,000	$5,000
Other	1,438	1,451
Total other non-current assets	$5,438	$6,451
During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the eight $1,000 annual minimum guaranteed royalty payments that are due to the Company. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded it was not transferred. Royalty receivable consists of five annual minimum payments due from Sunovion, the last of which is due in March, 2028. The current portion of the royalty receivable is included in Trade and other receivables, net. See Note 16. Sale of Future Revenue for further details on how this receivable relates to the Monetization Agreement transaction.
Note 13.     Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2023	2022
Accrued compensation	$4,202	$6,389
Real estate and personal property taxes	337	322
Accrued distribution expenses	645	1,012
Interest payable	1,013	183
Other	300	61
Total accrued expenses	$6,497	$7,967
The reduction in Accrued compensation is mostly related to payments of accrued severance costs and accrued commission expenses during the year ended December 31, 2023. The increase in Interest payable is due to the timing of interest payments on the 13.5% Senior Notes that were due on January 2nd, 2024.
See Note 6, Material Agreements, for a discussion of the Termination agreement with certain officers and related severance accrued expenses recorded in Accrued compensation as of December 31, 2022. See Note 14, Long-Term Debt, for discussion of 13.5% Notes and related interest payable.

Note 14.     Long-Term Debt
12.5% Senior Secured Notes
On July 15, 2019, the Company completed the private placement of up to $100,000 aggregate principal of its 12.5% Notes due 2025 and issued Warrants to purchase 2,000,000 shares of Common Stock, at $0.001 par value per share.
Upon closing of the Base Indenture, the Company issued $70,000 of the 12.5% (the "Initial Notes") along with the Warrants and rights of first offer (the “First Offer Rights”) to the noteholders participating in this transaction. Issuance of the Initial Notes and Warrants provided net proceeds of $66,082.
On November 3, 2020, the Company entered into the First Supplemental Indenture (the "First Supplemental Indenture" and, together with all other subsequent supplemental indentures and the Base Indenture, collectively, the "Indenture") by and among the Company and U.S. Bank National Association, as Trustee (the "Trustee") and Collateral Agent thereunder to the Base Indenture, by and between the Company and the Trustee. Under the Second Supplemental Indenture, dated November 20, 2020, the Company repaid $22,500 of its $70,000 outstanding 12.5% Notes from the upfront proceeds received under the Monetization Agreement. Further, the Company entered into an additional Purchase Agreement with its noteholders whereby the Company issued in aggregate $4,000 of additional 12.5% Notes (the "Additional Notes") in lieu of paying a prepayment premium to two noteholders on the early repayment of the 12.5% Notes discussed above. The result of these two transactions reduced the net balance of the Company's 12.5% Senior Notes outstanding in the aggregate to $51,500 at December 31, 2020, and such aggregate principal amount remained outstanding as of December 31, 2022. The $4,000 principal issuance would be repaid proportionally over the same maturities as the other 12.5% Notes. The Company also paid to one of its noteholders a $2,250 premium as result of the early retirement of debt.
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
The First Supplemental Indenture contained a provision whereby, as the Company receives any cash proceeds from the Monetization Agreement, each noteholder has the right to require the Company to redeem all or any part of such noteholder’s outstanding 12.5% Notes at a repurchase price in cash equal to 112.5% of the principal amount, plus accrued and unpaid interest. This repurchase offer was capped at 30% of the cash proceeds received by the Company as the contingent milestones were attained, if any, up through June 30, 2025. A valuation study was performed by an independent third-party appraiser and updated as of December 31, 2022. Based on the valuation study, the put option was valued at $45 and has been recorded in Other non-current liabilities. The embedded put option was deemed to be a derivative under ASC 815 Derivatives and Hedging, which required the recording of the embedded put option at fair value subject to remeasurement at each reporting period. In addition, as of the closing of this transaction, the Company issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of the Company's Common Stock.
On August 6, 2021, pursuant to the Third Supplemental Indenture, the holders of the 12.5% extended to June 30, 2022 from December 31, 2021, the Company’s ability to access, at the Company’s option, $30,000 of 12.5% Notes re-openers under the Indenture.
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
On October 7, 2021, the Company entered into the Fourth Supplemental Indenture, pursuant to which the amortization schedule for the 12.5% Notes was amended to provide for the date of the first principal payment to be extended from September 30, 2021 to March 30, 2023. The Fourth Supplemental Indenture did not change the maturity date of the 12.5% Notes or the interest payment obligation due under the 12.5% Notes. In connection with the Fourth Supplemental Indenture, the Company entered into a Consent Fee Letter with the holders of the 12.5% Notes (the “Consent Fee Letter”), pursuant to which the Company agreed to pay the holders of the 12.5% Notes an additional cash payment ("Consent Fee") of $2,700 in the aggregate, payable in four quarterly payments beginning May 15, 2022. As of December 31, 2022, the Company recorded the remaining Consent Fee to be paid of $675 as Notes payable, current, on its Consolidated Balance Sheet. The payment was made in February 2023.

The 12.5% Notes provided a stated fixed interest rate of 12.5%, payable quarterly in arrears, with the final quarterly principal repayment of 12.5% Notes due at maturity on June 30, 2025. As of December 31, 2022, the Company recorded its principal payments due as Notes Payable, current and Notes Payable, net on its Consolidated Balance Sheet.
The Company could have elected, at its option, to redeem the 12.5% Notes at any time at premiums that range from 101.56% of outstanding principal if prepayment occurs on or after the fifth anniversary of the issue date of the Initial Notes to 112.50% if payment occurs during the third year after the issuance of the Notes. The Indenture also included change of control provisions under which the Company may have been required to redeem the 12.5% Notes at 101% of the remaining principal plus accrued interest at the election of the noteholders.
Collateral for the loan under the 12.5% Notes consisted of a first priority lien on substantially all property and assets, including intellectual property, of the Company. This secured obligation provided payment rights that are senior to all existing and future subordinated indebtedness of the Company and provides noteholders with perfected security interests in substantially all of the Company’s assets.
On November 4, 2022 and December 16, 2022, the Company issued two separate notices of partial redemption pursuant to the Indenture, dated as of July 15, 2021, between the Company and the Trustee and collateral agent governing the 12.5% Notes. Pursuant to each of the notice of partial redemption, the Company gave holders of the 12.5% Notes notice that the Company intended to redeem $3,765 and $1,882, respectively, of its outstanding 12.5% Notes at a redemption price pursuant to the formula set forth in the Indenture governing the 12.5% Notes, plus accrued and unpaid interest and fees. Such partial redemptions occurred in January and February 2023, respectively. The Company also paid $353 in a prepayment premium as a result of the early retirement of debt which was reflected as a loss on extinguishment of debt in Loss on the Extinguishment of Debt in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Further, during 2023 the Company made three scheduled principal payments totaling $11,463.
Amortization expense arising from deferred debt issuance costs and debt discounts related to the 12.5% Notes for the years ended December 31, 2023 and December 31, 2022 was $13 and $16, respectively. Unamortized deferred debt issuance costs and deferred debt discounts related to the 12.5% Notes were $0 and $27 as of December 31, 2023 and December 31, 2022, respectively.
On November 1, 2023, the Company issued the 13.5% Notes, as described below, and used the proceeds from the issuance to repay the outstanding principal balance under the 12.5% Notes of $36,014, including accrued and unpaid interest and a redemption fee. The Company accounted for this transaction as an extinguishment of debt and recognized a debt extinguishment charge of $1,029 for the year ended December 31, 2023. The debt extinguishment charge is included in Loss on the extinguishment of debt in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
13.5% Senior Secured Notes
On November 1, 2023, the Company entered into an Indenture Agreement with certain institutional investors (the “Note Holders”) and issued $45,000 aggregate principal amount of its 13.5% Notes due 2028. The Company received net proceeds of approximately $4,326 from this transaction after the repayment of the 12.5% Notes and deduction of debt discount, and debt issuance costs.
The 13.5% Notes are senior secured obligations of the Company and mature on November 1, 2028. The 13.5% Notes bear interest at a fixed rate of 13.5% per year, payable quarterly commencing on December 30, 2023 with the first interest payment due on January 2, 2024. On each payment date commencing on June 30, 2026, the Company will pay an installment of principal of the 13.5% Notes pursuant to a fixed amortization schedule, along with the applicable Exit Fee. The Exit Fee totals $2,000.
The Company may, at its option, redeem the 13.5% Notes in full or in part:
a.if such redemption occurs prior to November 1, 2025, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, plus the applicable Exit Fee, plus an Applicable Premium which is the greater of
i.1.0% of the principal redeemed; and
ii.the amount, if any, by which the present value of the principal to be redeemed on November 1, 2025, plus all required interest due on such date, computed using a discount rate equal to the Treasury Rate, plus 100 basis points, exceeds the amount of principal to be redeemed; and
b.if such redemption occurs after November 1, 2025, the redemption price is equal to 108.50% of the principal amount plus accrued and unpaid interest, plus the applicable Exit Fee.
If the Company undergoes a change of control, the Note Holders may require the Company to repurchase for cash all or any portion of the 13.5% Notes at a change of control repurchase price equal at 108.5% plus the Exit Fee of the remaining principal, plus accrued interest at the election of the Note Holders.

The Indenture permits the Company, upon the continuing satisfaction of certain conditions, including that the Company (on a consolidated basis) has at least $100,000 of net revenues for the most recently completed twelve calendar month period, to enter into an asset-based borrowing facility not to exceed $10,000 (the “ABL Facility”). The ABL Facility may be collateralized only by assets of the Company constituting inventory, accounts receivable, and the proceeds thereof.
In connection with the issuance of 13.5% Notes, the Company and the Note Holders entered into the Royalty Right Agreements dated as of November 1, 2023, which provides Note Holders:
a.a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm (epinephrine) Sublingual Film for a period of eight years from the first sale of Anaphylm on a global basis, and
b.a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant (diazepam) Buccal Film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant.
Both, the 13.5% Notes and Royalty Right Agreements, represent freestanding instruments which were issued in conjunction with each other. They are classified as debt within the scope of ASC 470, Debt and are subsequently measured on an amortized cost basis.
The initial fair value measurement of the Royalty Right Agreements was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and the estimated amount of future sales of Anaphylm and Libervant. These inputs are derived using internal management estimates developed based on third-party data and reflect management’s judgements, current market conditions, and forecasts.
The Royalty Right Agreements fair value is estimated by applying probability-weighted cash flows for future sales, which are then discounted to present value. Changes to fair value of the Royalty Rights Agreements can result from changes to one or a number of the aforementioned inputs. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the Royalty Right Agreements liability. During the remainder of 2023, there were no material changes to the significant unobservable inputs used to recognize the Royalty Right Agreements liability.
The following table summarizes the significant unobservable inputs used in the initial fair value measurement of the Royalty Right Agreements as of December 31, 2023:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
		Discount Rate	15%
Royalty Right Agreements	Probability weighted income approach	Probability of Success	75%
		Projected Years of Payments	2025	-	2033
Since the Royalty Right Agreements were issued in connection with the 13.5% Notes, the Company allocated the proceeds to the two instruments based on their relative fair values. The Company allocated approximately $13,856 to the Royalty Right Agreements. The Company determined the allocated fair value by calculating the present value of estimated future royalties to be paid to Note Holders over the life of the arrangement.
The excess of future estimated royalty payments of $56,926 over the $13,856 of allocated fair value is recognized as a discount related to the Royalty Right Agreements and is amortized as interest expense using the effective interest method. Consequently, the Company calculated an imputed rate of interest on the unamortized portion of the Royalty Right Agreements liability, which was approximately 9.68% as of December 31, 2023.
The allocated amounts of $13,856 when combined with the Exit Fee of $2,000, original issue discount of $1,125 and debt issuance costs of $3,517, resulted in debt discount of $20,498. The debt discount is being amortized over the term of 13.5% Notes using the effective interest method.
Amortization expense arising from the discounts related to the 13.5% Notes and Royalty Right Agreements for the year ended December 31, 2023 was $833 and $905, respectively.
Unamortized discounts totaled $17,665 for the 13.5% Notes and $42,165 for Royalty obligations as of December 31, 2023.

Long-term notes and unamortized debt discount balances are as follows:

	December 31,
	2023	2022
Total outstanding notes	$45,000	$51,500
Unamortized discount, including Exit Fee	(17,665)	(27)
Current portion of long-term debt	—	(18,025)
Notes payable, long-term	$27,335	$33,448
Finance lease	173	—
Notes payable, net	$27,508	$33,448

December 31,
2023
Royalty obligations	$56,926
Unamortized discount	(42,165)
Royalty obligations, net	$14,761
Scheduled principal payments on the 13.5% Notes as of December 31, 2023 are as follows:

2024	$—
2025	—
2026	9,540
2027	14,535
2028	20,925
Total	$45,000
Note 15.    Warrants
Warrants Issued to 12.5% Senior Secured Noteholders
Warrants that were issued in conjunction with the Initial Notes (the “Initial Warrants”) and Additional Notes (the “Additional Warrants”) expire on June 30, 2025 and entitle the noteholders to purchase up to 2,143,000 shares of Common Stock and included specified registration rights. Management estimated the fair value of the Initial Warrants to be $6,800 and the Additional Warrants to be $735, each based on an assessment by an independent third-party appraiser. The fair value of the respective warrants was treated as a debt discount, amortizable over the term of the respective warrants, with the unamortized 12.5% Notes portion applied to reduce the aggregate principal amount of the 12.5% Notes in the Company’s Consolidated Balance Sheet. Additionally, since the Initial Warrants and Additional Warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the warrants, except in the case of a “cash change in control”, the fair value attributed to the warrants is presented in Additional Paid-in Capital in the Company’s Consolidated Balance Sheet. There were no warrants exercised as it relates to the Initial Warrants and the Additional Warrants during the year ended December 31, 2023 and December 31, 2022, respectively. Warrants to purchase a total of 1,714,429 shares of Common Stock with exercise prices of $4.25 and $5.38 for 1,571,429 warrants and 143,000 warrants, respectively, remain outstanding as of December 31, 2023 and December 31, 2022. See Note 14. Long-Term Debt.
Warrants Issued Under Securities Purchase Agreements
In June 2022, the Company issued pre-funded warrants and Common Stock Warrants to certain purchasers in connection with the Securities Purchase Agreements. The pre-funded warrants entitled purchasers to purchase up to 4,000,000 shares of Common Stock and were exercised in full during the year ended as of December 31, 2022. The Common Stock Warrants expire on June 8, 2027 and entitle the purchasers to purchase up to 8,850,000 shares of Common Stock at a price ranging from $0.96 to $1.09 per share. Management estimated the fair value of the pre-funded warrants and Common Stock warrants to be $5,874 based on an assessment by an independent third-party appraiser. The fair value of the pre-funded and Common Stock warrants is treated as equity and is presented in Additional Paid-in Capital in the Company’s Consolidated Balance Sheet. On June 14, 2023, 3,689,452 Common Stock warrants issued pursuant to the Securities Purchase Agreements were exercised with proceeds of approximately $3,542.
On August 1, 2023, the Company entered into the Letter Agreement with the Exercising Holder of 5,000,000 of the remaining Common Stock Warrants. Pursuant to the Letter Agreement, the Exercising Holder and the Company agreed that the

Exercising Holder would exercise all of its Existing Warrants for shares of Common Stock underlying the Existing Warrants at $0.96 per share of Common Stock, the current exercise price of the Existing Warrants. Under the Letter Agreement, in consideration of the Exercising Holder exercising the Existing Warrants, the Company issued to the Exercising Holder New Warrants to purchase up to an aggregate of 2,750,000 shares of Common Stock. The New Warrants are exercisable after February 2, 2024, expire on February 2, 2029 and are issuable only for cash, subject to exception if the shares of Common Stock underlying the New Warrants are not registered in accordance with the terms of the Letter Agreement, in which case the New Warrants may also be exercised, in whole or in part, at such time by means of a "cashless exercise". The New Warrants have an exercise price of $2.60 per share. Management estimated the fair value of the warrants to be $4,671 based on an assessment by an independent third-party appraiser. The fair value of the New warrants is treated as equity and is presented in Additional Paid-in Capital in the Company’s Consolidated Balance Sheet.
On August 2, 2023, 5,000,000 of the Existing Warrants were exercised pursuant to the Securities Purchase Agreement with the Exercising Holder, with the Company receiving gross proceeds therefrom of $4,800. In total, 8,689,452 Common Stock warrants issued pursuant to the Securities Purchase Agreements with proceeds of approximately $8,307 were exercised during the year ended December 31, 2023. The Company incurred $35 in relation to this transaction.
As of December 31, 2023, in addition to the New Warrants to purchase of 2,750,000 shares of Common Stock described above, there remain outstanding Common Stock Warrants to purchase 160,548 shares of Common Stock with an exercise price of $1.09 of the original Securities Purchase Agreements.
Note 16.     Sale of Future Revenue
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through December 31, 2023 under the Monetization Agreement.
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
As royalties are remitted to Marathon from Sunovion, the collection of the royalty receivable and balance of the liability related to the sale of future revenue will be effectively repaid over the life of the agreement. In order to determine the amortization of the liability related to the sale of future revenue, the Company is required to estimate the total amount of future royalty and milestone payments to Marathon over the life of the Monetization Agreement and contingent milestone payments from Marathon to the Company. The sum of future royalty payments less the $50,000 in proceeds received and future contingent payments will be recorded as interest expense over the life of the Monetization Agreement. At execution, the estimate of this total interest expense resulted in an effective annual interest rate of approximately 24.9%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the life of the Monetization Agreement. The Company will periodically assess the estimated royalty and milestone payments to Marathon from Sunovion and contingent milestone payments from Marathon to the Company. To the extent the amount or timing of such payments is materially different from the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty and milestone payments to Marathon from Sunovion and, correspondingly, the amount of interest expense recorded by the Company, most of which are not under the Company’s control. Such factors include, but are not limited to, changing standards of care, the initiation of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in government health authority imposed restrictions on the use of products, significant changes in foreign exchange rates as the royalties remitted to Marathon are made in U.S. dollars (USD) while a portion of the underlying sales of KYNMOBI will be made in currencies other than USD, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenue and interest expense related to the sale of future revenue. In June 2023, Sunovion announced that it has voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets, therefore, the Company likely will not receive any of the additional contingent payments under the Monetization agreement. Further, the Company discontinued recording interest expense related to the sale of future revenue during the fourth quarter of 2022.
The following table shows the activity of the Liability related to the sale of future revenue for the year ended December 31, 2023:

Liability related to the sale of future revenue, net at December 31, 2022	$65,259
Royalties related to the sale of future revenue	(989)
Amortization of issuance costs	220
Interest expense related to the sale of future revenue	—
Liability related to the sale of future revenue, net (includes current portion of $922)	$64,490
Note 17.     Other Non-Current Liabilities
The Company’s other non-current liabilities at December 31, 2023 consisted of AROs of $2,016, and the fair value of the put option on the 12.5% Notes of $0. The Company’s other non-current liabilities at December 31, 2022 consisted of AROs of $1,989 and the long-term portion of fair value of the put option on the 12.5% Notes of $45. See Note 14, Long-Term Debt for discussion of 12.5% Notes.
AROs consists of estimated future spending related to removing certain leasehold improvements at the Company’s facilities in Portage, Indiana and Warren, New Jersey, and returning all facilities to their original condition. Depreciation expense related to the ARO assets included in overall depreciation expense for the periods ended December 31, 2023 and 2022 were $7 and $25, respectively.
Below is a schedule of activity in the Company’s liability for AROs for the year ended December 31, 2023 and 2022.

Balance at December 31, 2021	$1,712
Additions	110
Accretion	167
Balance at December 31, 2022	1,989
Additions	—
Accretion	27
Balance at December 31, 2023	$2,016
Note 18    .Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of Common Stock.
As a result of the Company’s net loss incurred for the years ended December 31, 2023 and 2022, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations for the periods. Therefore, basic and diluted net loss per share were the same for all periods presented below.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Numerator:
Net loss	$(7,870)	$(54,410)
Denominator:
Weighted-average number of common shares – basic and diluted	61,255,864	48,734,377
Loss per common share – basic and diluted	$(0.13)	$(1.12)
(a)For the years ended December 31, 2023 and 2022, outstanding stock options of 5,733,064 and 6,027,997 to purchase shares of Common Stock, respectively, were anti-dilutive.
(b)For the years ended December 31, 2023 and 2022, outstanding restricted stock units of 3,280,313 and 161,750 to purchase shares of Common Stock, respectively were anti-dilutive.
(c)For the years ended December 31, 2023 and 2022, outstanding warrants of 4,624,977 and 10,564,429 to purchase shares of Common Stock, respectively, were anti-dilutive.
Note 19.    Share-Based Compensation
The Company provides certain employees, non-employee directors and consultants with performance incentives under the Aquestive Therapeutics, Inc. Equity Incentive Plan (“the Plan”), adopted by the Board of Directors on June 15, 2018. Under this Plan, the Company may grant restricted stock units, stock options, or other stock-based awards in order to align the long-term financial interests of selected participants with those of its stockholders, strengthen the commitment of such persons to the Company, and attract and retain competent and dedicated persons whose efforts will enhance long-term growth, profitability and share value.
The service-based restricted stock units and stock options that have been awarded are subject to graded vesting over a service period, which is typically three years. The restricted stock units with vesting based on market conditions were awarded in 2023 and vest in three years on the anniversary of the first tranche award. Compensation cost is recognized for restricted stock units, both service-based awards and market conditions vesting-based awards, on a straight line basis over the requisite service period for each award granted. Compensation cost for stock option awards is recognized based on a pro-rata basis over the requisite period for each award granted.
At December 31, 2023, there were approximately 1.8 million shares available for grant.
The Company recognized share-based compensation in its Consolidated Statements of Operations and Comprehensive Loss during the periods presented as follows:

Expense classification:	Year Ended December 31, 2023	Year Ended December 31, 2022
Manufacture and supply	$191	$203
Research and development	456	672
Selling, general and administrative	2,042	3,506
Total share-based compensation expenses	$2,689	$4,381
Share-based compensation from:
Restricted Stock Units	993	127
Stock Options	1,669	4,244
Employee Stock Purchase Plan	27	10
Total share-based compensation expenses	$2,689	$4,381

The following tables provide information about the Company’s restricted stock unit and stock option activity during the year ended December 31, 2023 and 2022.
Restricted Stock Units
The following tables summarize the Company’s awards of service-based and market conditions vesting-based restricted stock units for the years 2023 and 2022:

Restricted Stock Unit Awards (RSUs) - Service-based:	Number of Units	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Unvested, December 31, 2021	—	$—
Granted	192	2.37
Forfeited	(20)	2.21
Vested	(10)	2.55
Unvested, December 31, 2022	162	$2.38
Granted	1,874	0.91
Forfeited	(31)	2.33
Vested	(57)	2.03
Unvested, December 31, 2023	1,948	$0.97
The Company granted 1,874,300 service-based restricted stock units during 2023. The Company granted 192,000 service-based restricted stock units during 2022. During 2023, the total grant date fair market value of shares vested was $72.
As of December 31, 2023, $1,278 of total unrecognized compensation expenses related to unvested service-based restricted stock units are expected to be recognized over a weighted average period of 2.18 years from the date of grant. The service-based restricted stock units granted to employees are subject to a three-year graduated vesting schedule and are not subject to performance-based criteria other than continued employment.
2022 Inducement Equity Incentive Plan
The Company adopted the 2022 Equity Inducement Plan approved by the Compensation Committee of the Board of Directors of the Company effective as of July 29, 2022 pursuant to which the Compensation Committee of the Board of Directors may make inducement grants in accordance with Nasdaq Listing Rule 5635(c)(4). There were 150,000 awards granted and outstanding under this Plan as of December 31, 2023 and included in the service-based restricted stock units granted as described in the table above.

Restricted Stock Unit Awards (RSUs) - Market conditions vesting-based:	Number of Units	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Unvested, December 31, 2022	—	$—
Granted	1,332	2.40
Forfeited	—	—
Vested	—	—
Unvested, December 31, 2023	1,332	$2.40
The Company granted 1,332,000 market conditions vesting-based restricted stock units during 2023. There were no market conditions vesting-based restricted stock units granted in 2022.
As of December 31, 2023, $2,314 of total unrecognized compensation expenses related to unvested market conditions vesting-based restricted stock units are expected to be recognized over a weighted average period of 2.34 years from the date of grant.
The market conditions vesting-based restricted stock units vest based on a Performance Price measured as the 30-day average of the closing prices of the Company’s common stock as reported on the Nasdaq Stock Market immediately prior to and including the last calendar day of the three-year performance period (which ends on the third anniversary of the grant date). To the extent the Performance Price is less than $1.75, the Vesting Percentage will be zero. To the extent the Performance Price is $1.75, the Vesting Percentage will be 50%. To the extent the Performance Price is $1.76 or greater, but less than $2.50, the Vesting Percentage will be a prorated amount between 50.01% and 99.99%, based on straight-line interpolation. To the extent the Performance Price is $2.50, the Vesting Percentage will be 100%. To the extent the Performance Price is $2.51 or greater, but less than $3.25, the Vesting Percentage will be a prorated amount between 100.01% and 149.99%, based on straight-line interpolation. To the extent the Performance Price is $3.25 or greater, the Vesting Percentage will be 150%. In no event will the Vesting Percentage exceed 150%.
The Company’s estimates of the fair value of market conditions vesting-based awards at their grant or valuation dates were based on a Monte Carlo simulation and considered various variables and assumptions, including a simulated 30-day average at the end of the Performance period including the following assumptions:

	Year Ended December 31,
	2023
Expected dividend yield	0%
Expected volatility	92%	-	95%
Expected term (years)	2.74	-	3.00
Risk-free interest rate	3.6%	-	4.4%
Stock price at grant date	$2.01	-	$2.04
Stock option awards
The following table summarizes the Company’s stock option activity for the years during 2023 and 2022:

(in 000s, except share price data)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,146	$7.28	7.88	$1,423
Granted	2,015	$1.83
Forfeited and Expired	(133)	$7.81
Outstanding at December 31, 2022	6,028	$5.48	7.50	$38
Granted	150	2.02
Exercised	(1)	$0.88
Forfeited and Expired	(444)	$2.27
Outstanding at December 31, 2023	5,733	$5.58	6.41	$1,082
Vested and expected to vest at December 31, 2023	5,674	$5.62	6.32	$1,050
Exercisable at December 31, 2023	4,324	$6.59	5.98	$596
The weighted average grant date fair value of stock options granted during 2023 and 2022 was $1.50 and $1.46, respectively. During the year ended December 31, 2023, 150,000 stock options were granted with an exercise price of $2.02 and accordingly, given the Company’s share price of $2.02 at December 31, 2023, the intrinsic value provided by certain shares granted during this period was de minimis.
The fair values of stock options granted were estimated using the Black-Scholes model based on the following assumptions:

	Year Ended December 31,
	2023	2022
Expected dividend yield	0%	0%
Expected volatility	100%	100%
Expected term (years)	5.50	5.50	-	6.13
Risk-free interest rate	4.0%	2.0%	-	4.3%
Exercise prices	$2.02	$0.71	-	$2.55

The Company anticipates reinvesting earnings for the foreseeable future in product development and other avenues of share-value growth and therefore used a dividend yield of zero. The estimate of volatility was determined based on an estimate of stock price volatility based on the historical trading data of comparable public companies at the time of grant given the lack of sufficient history for the Company's publicly-traded Common Stock. The expected term of the award was calculated using the simplified method and weighted average was utilized taking into account the vesting periods and contractual life. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options.
As of December 31, 2023, $1,421 of total unrecognized compensation expenses related to non-vested stock options is expected to be recognized over a weighted average period of 1.06 years from the date of grant. These option grants provided a maximum contract term of 10 years from grant date, with a weighted average remaining contract life of 6.41 years. Options granted to senior management and key employees are subject to a 3-year graded vesting schedule while options granted to the Board of Directors are subject to a one year cliff vesting schedule. These stock options are not subject to performance-based criteria other than continued employment.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the "ESPP"), as amended and restated effective as of January 1, 2019, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees of the Company may elect to purchase the Company’s Common Stock at the lower of 85% of the fair value of shares on either the first or last day of the offering period. Under the ESPP, a total of 250,000 shares of Common Stock were initially reserved for issuance. During the year ended 2023 and 2022, 36,168 and 45,304 shares were purchased and issued through the ESPP at total discounts of $27 and $10, respectively.
Note 20.    Employee Benefit Plans
The Company sponsors a defined-contribution 401(k) plan covering all full-time employees and makes matching employer contributions as defined by the terms of that plan. The Company may also make discretionary contributions. Total contributions made to the plan by the Company for the year ended December 31, 2023 and 2022 were $761 and $815, respectively.
Note 21.     Income Taxes
The components of the provision for income taxes are as follows:

Expense classification:	Year Ended December 31,
	2023	2022
Current
Federal	$245	$—
State	—	—
Total	245	—
Deferred
Federal	—	—
State	—	—
Total	—	—
Provision for Income Tax	$245	$—

The tax effect of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Accounts receivable	$4	$177
Inventory	345	449
Accrued expenses	73	1,063
NOL carryforwards	27,120	32,197
Interest limitation imposed by the TJCA	9,880	10,667
Stock Compensation	6,529	5,813
Deferred Revenue	7,662	2,326
Royalty Monetization	16,750	17,139
Property and equipment	2,756	2,576
Orphan Drug and R&D Tax Credits	4,805	5,625
Accrued debt fees	—	697
Intangible Assets	154	1,731
Section 174 R&D Capitalization	5,039	3,770
Royalty Obligations	3,520	—
Other	58	82
	84,695	84,312
Deferred tax liabilities:
481(a) adjustment	(193)	—
Prepaid expenses	(449)	(524)
	(642)	(524)
Valuation Allowance	(84,053)	(83,788)

Net deferred tax asset/(liability)	$—	$—
At December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of $101,029 and $123,922, respectively, a significant portion of which carryforward for an indefinite period. At December 31, 2023 and 2022, the Company also had state net operating loss carryforwards of $104,478 and $104,238, respectively, which begin expiring in 2034. As a result of the December 2017 U.S. Tax Cuts and Jobs Act (“TCJA”), updated regulations under section 163(j) create new limitations on deductible interest expense. For the year ended December 31, 2023, the Company’s interest expense deduction under 163(j) will be limited for tax purposes based on a calculation of 30% of its EBITDA on a tax basis. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which the Company refers to as the "U.S. CARES ACT," was signed into law. The U.S. CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the interest deduction limitation. The U.S. CARES Act increased the adjusted taxable income limitation from 30% to 50% for business interest deductions for tax years beginning in 2019 and 2020. This modification increased the allowable interest expense deduction and resulted in additional net operating loss (NOL) for the year 2019 and lower current taxable income (before NOL utilization) for the Company. Additionally, the U.S. CARES Act allowed the Company to fully offset 2020 taxable income with prior years’ NOL carried forward. The Company has determined, based upon available evidence, that is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets. Valuation allowances of $84,053, and $83,788 have been established at December 31, 2023 and 2022, respectively. The Company may also be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code due to ownership changes. As a result, the use of NOL carry forwards from the current and prior periods are subject to annual limitations.
The TCJA requires taxpayers to capitalize and amortize R&D expenditures under section 174 for tax years beginning after December 31, 2021. For the years ended December 31, 2023 and 2022, the capitalized R&D costs were $12.6 million and $16.6 million, respectively. The Company will amortize these costs for tax purposes over five years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that there were no uncertain positions as of December 31, 2023 and 2022.
A reconciliation of income tax benefit and the amount computed by applying the statutory federal income tax rates of 21% to loss before taxes for the year ended December 31, 2023 and 2022, respectively, as follows:

	Year Ended December 31,
	2023	2022
Income taxes at statutory rate	21.00%	21.00%
Increase (decrease) resulting from:
State income tax	4.00	4.23
Permanent differences	(0.43)	(0.20)
Tax credits	—	0.20
Valuation allowance	(26.53)	(20.69)
Return to provision	(3.28)	0.11
State rate change	(1.78)	(4.67)
FDII Deductions	3.80	—
Effective tax rate	(3.22)%	(0.02)%
The Company received an ERTC refund of $1,250. It is included in Interest income and other income, net on the December 31, 2023 Company's Consolidated Statements of Operations and Comprehensive Loss.
Note 22.    Contingencies
From time to time, the Company has been and may again become involved in legal proceedings arising in the course of its business, including product liability, intellectual property, securities, civil tort, and commercial litigation, and environmental or other regulatory matters.
Patent-Related Litigation
Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc.,
On February 7, 2018, the Company and Indivior Inc. and Indivior UK Ltd. (collectively, “Indivior”) initiated a lawsuit against Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “Dr. Reddy’s”) asserting infringement of U.S. Patent No. 9,855,221 (the "221 patent”). On April 3, 2018, the Company and Indivior initiated a separate lawsuit against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,931,305 (the “’305 patent”). On May 29, 2018, the lawsuits regarding the ’221 and ’305 patents were consolidated which was originally initiated by Indivior against Dr. Reddy’s asserting infringement of U.S. Patent No. 9,687,454 (the “’454 patent”). On February 19, 2019, the Court granted the parties’ agreed stipulation to drop the ’221 patent from the case. On January 8, 2020, the Court entered a stipulated order of non-infringement of the ’305 patent based on the Court’s claim construction ruling, and the Company and Indivior preserved its rights to appeal the claim construction ruling. On June 28, 2022, pursuant to a settlement agreement between the parties, the Court entered a Stipulation and Order of Dismissal, dismissing all claims and counterclaims with prejudice in the lawsuit.
Indivior Inc., Indivior UK Ltd., and Aquestive Therapeutics, Inc. v. Teva Pharmaceuticals USA, Inc.
On February 7, 2018, the Company and Indivior initiated a lawsuit against Teva Pharmaceuticals USA, Inc. (“Teva”) asserting infringement of the ’221 patent. On April 3, 2018, the Company and Indivior initiated a separate lawsuit against Teva asserting infringement of the ’305 patent. On May 29, 2018, the lawsuits regarding the ’221 and ’305 patents were consolidated with a suit originally initiated by Indivior against Teva asserting infringement of the ’454 patent. The parties agreed that the case would be governed by the final judgment against Dr. Reddy’s (described above). On January 31, 2024, the Court entered a Stipulation and Order of Dismissal, dismissing all claims and counterclaims with prejudice in the lawsuit.

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
On November 21, 2019, Alvogen filed an amended answer and counterclaims asserting monopolization, attempted monopolization, and conspiracy to monopolize against the Company and Indivior under federal and New Jersey antitrust laws. The court denied the Company’s motion to dismiss Alvogen’s counterclaims on August 24, 2020. On November 2, 2020, Alvogen filed a second amended answer and counterclaims, removing its allegations of monopolization and attempted monopolization against the Company and asserting only conspiracy to monopolize against the Company. On November 9, 2023, pursuant to a settlement agreement between the parties, the Court entered a Stipulation and Order of Dismissal, dismissing all claims and counterclaims with prejudice in the lawsuit.
Patent Litigation Settlement with BDSI
The Company reached a settlement effective March 3, 2023 in the patent infringement lawsuits related to the sale of BDSI’s Bunavail and Belbuca drug film products in the United States. Under the terms of the settlement agreement, all pending patent claims have been resolved between BDSI and Aquestive, as well as Indivior Inc., co-plaintiff in the Belbuca lawsuit, in exchange for a one-time, lump-sum payment of $8,500 to the Company. This settlement continues the Company's focus on resolving outstanding litigation matters, where possible and appropriate. The payment is included in Interest income and other income, net on the Company's Consolidated Statements of Operations and Comprehensive Loss.
Kentucky Litigation - Humana
Humana Inc. v. Indivior Inc, Indivior Solutions Inc., Indivior PLC, Reckitt Benckiser Group plc, Reckitt Benckiser Healthcare (UK) Ltd., and Aquestive Therapeutics, Inc.
On August 20, 2021, Humana filed a complaint in state court in Kentucky, alleging conspiracy to violate the RICO Act, fraud under state law, unfair and deceptive trade practices under state law, insurance fraud, and unjust enrichment against the Company relating to Indivior’s launch of Suboxone Sublingual Film in 2010. The Humana action was stayed pending related litigation, and the stay was lifted on October 30, 2023. No schedule has been set in the action and there is no trial date set. The Company is not able to determine or predict the ultimate outcome of the state court action in Kentucky by Humana, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
California Litigation
Neurelis, Inc. v. Aquestive Therapeutics, Inc.
On December 5, 2019, Neurelis Inc. filed a lawsuit against the Company in the Superior Court of California, County of San Diego alleging the following three causes of action: (1) Unfair Competition under California Business and Professional Code § 17200 (“UCL”); (2) Defamation; and (3) Malicious Prosecution. Neurelis filed a First Amended Complaint on December 9, 2019, alleging the same three causes of action. The Company filed a Motion to Strike Neurelis’s Complaint under California’s anti-SLAPP (“strategic lawsuit against public participation”) statute on January 31, 2020, which Neurelis opposed. On August 6, 2020, the Court issued an order granting in part and denying in part the Company’s anti-SLAPP motion. The parties cross-appealed the ruling to the California Court of Appeal. The appeals court held oral argument on the appeal on October 14, 2021, and issued its ruling on November 17, 2021. Under the ruling, the court struck the entirety of the malicious prosecution claim and struck portions of the UCL and defamation claims. On April 12, 2022, Neurelis filed a Second Amended Complaint in response to the Court of Appeal’s decision. The Second Amended Complaint also added a cause of action for Trade Libel. On May 3, 2022, the Company filed a "demurrer" challenge to the sufficiency of the allegations of the Second Amended Complaint. Oral argument on the Company’s motion for attorney fees related to the anti-SLAPP motion and on the Second Amended Complaint and demurer challenge was held on June 17, 2022. The Court entered an order granting the Company’s motion for attorney fees, awarding $156 and ordering Neurelis to pay the fees within 60 days of June 17, 2022. The Court denied the Company’s demurrer and the parties proceeded with discovery on the claims in the Second Amended Complaint. The plaintiff filed a motion to file a third amended complaint. which the Court granted on November 17, 2023. The Third Amended Complaint alleges additional facts but includes the same claims as the Second Amended Complaint. Trial in this matter is scheduled for October 25, 2024. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
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
Commercial Agreements
Amendment to the Indivior Commercial Exploitation Agreement
Effective as of March 2, 2023, the Company and Indivior entered into Indivior Amendment 11. The Indivior Amendment 11 was entered into for the primary purpose of amending the Indivior License Agreement, dates as of August 15, 2008 as follows: (i) extending the term of the Indivior License Agreement until August 16, 2026 and thereafter providing for automatic renewal terms of successive one year periods unless Indivior delivers notice to the Company, at least twelve months prior to the expiration of the then current term, of Indivior’s intent not to renew, subject to the earlier termination rights of the parties under the Indivior License Agreement, and providing that the Indivior License Agreement will not automatically renew for any renewal term beginning after the expiration of the last to expire of the product patents; and (ii) agreeing to transfer pricing and payment terms for supplied product. In addition, Indivior agreed to pay the Company reimbursable amounts due to the Company under the Invidior License Agreement. In consideration of the agreements between the parties, the Company received a payment of $11,482 from Indivior, of which amount $5,482 represents: (a) payment of the portion of a 2022 price increase that had not been previously paid and (b) an estimated payment in 2023 for certain price increases. The $5,482 payment is included in Manufacture and supply revenue and $6,000 is included in Interest income and other income, net on the Company's Consolidated Statements of Operations and Comprehensive Loss.
Note 23.    Subsequent Events
Continued Utilization of the At-The-Market Facility
The Company continued utilization of its ATM facility from January 1 through March 4, 2024 and sold 4,557,220 shares which generated net proceeds of approximately $12,014.
Product Liability Litigation
As of February 21, 2024, the Company has been named as a defendant in 40 product liability lawsuits along with Indivior and several other defendants. These individual plaintiffs allege that their use of Suboxone Sublingual Film caused them dental injuries. On February 2, 2024, this litigation became a Multidistrict Litigation (“MDL") consolidated in the United States District Court for the Northern District of Ohio. Indivior has agreed to defend the Company in this litigation. The Company is not able to determine or predict the ultimate outcome of this litigation or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.