Form 10-Q
period 2024-06-30
Aquestive Therapeutics, Inc.
filed 2024-08-06
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of outstanding shares of the registrant’s common stock, par value of $0.001 per share (the "Common Stock"), as of the close of business on August 2, 2024 was 91,059,760.

AQUESTIVE THERAPEUTICS, INC.
FORM 10-Q

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report (dollar amounts in thousands):

TERM	DEFINITION
12.5% Notes	12.5% Senior Secured Notes due 2025
13.5% Notes	13.5% Senior Secured Notes
ABL facility	Asset-based borrowing facility
ADHD	Attention deficit hyperactivity disorder
Adrenaverse™	Epinephrine prodrug platform currently comprised of Anaphylm™ and AQST-108
ALS	Amyotrophic lateral sclerosis
ANVISA	Brazilian Health Regulatory Agency
API	Active Pharmaceutical Ingredients
Aquestive	Aquestive Therapeutics, Inc.
AQST	NASDAQ ticker symbol for Aquestive Therapeutics, Inc.
ASC	Accounting Standards Codification
Assertio	Assertio Holdings, Inc.
Assertio Agreement	License Agreement between Aquestive and Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc.
ASU	Accounting Standards Updates
ATM facility	At-The-Market facility for the purchase of AQST Common Stock, then in effect
Base Indenture	Indenture for the 12.5% Notes
CNS	Central Nervous System
Common Stock	Common Stock, par value $0.001 per share, of the Company
Common Stock Warrants	Warrants issued with private placement of up to $100,000 aggregate principal of 12.5% Notes originally due 2025
Company	Aquestive Therapeutics, Inc.
CRO	Contract research organization
EMA	European Medicines Agency
ESPP	Employee Stock Purchase Plan
EU	European Union
Exchange Act	Securities Exchange Act of 1934
Existing Warrants	Common Stock Purchase Warrants with the holder of the remaining 5,000,000 warrants
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
First Amendment	First amendment to the Sunovion License Agreement
Fortovia	Fortovia Therapeutics Inc. (previously Midatech Pharma PLC)
GAAP	Generally Accepted Accounting Principles
Haisco	Haisco Pharmaceutical Group Co., Ltd.
Haisco Agreement	License, Development and Supply Agreement with Haisco, a Chinese limited company listed on the Shenzhen Stock Exchange
Hypera	Hypera Pharma
Indenture Agreement	Agreement governing the 13.5% Senior Secured Notes
Indivior	Indivior Inc. (formerly, Reckitt Benckiser Pharmaceuticals Inc)
Indivior Amendment 11	Amendment No. 11 to the Indivior License Agreement
Indivior License Agreement	Commercial Exploitation Agreement with Reckitt Benckiser Pharmaceuticals, Inc. (with subsequent amendments collectively)
Lincoln Park	Lincoln Park Capital Fund, LLC
Lincoln Park Purchase Agreement	Purchase Agreement with Lincoln Park Capital Fund, LLC
Marathon	Marathon Asset Management

Monetization Agreement	Purchase and Sale Agreement between Aquestive and Sunovion
MSSP	Managed Security Services Provider
MTPA	Mitsubishi Tanabe Pharma America, Inc. (formerly, Mitsubishi Tanabe Pharma Holdings America, Inc.)
N/M	Not Meaningful, used in percentage changes
NASDAQ	The NASDAQ Stock Market
NDA	New Drug Application
New Warrants	Warrants to purchase 2,750,000 shares of Common Stock
Offering	$45,000 aggregate principal amount of 13.5% Notes due November 1, 2028.
PD	Pharmacodynamics
Pharmanovia	Atnahs Pharma UK Limited, a company registered in England and Wales
Pharmanovia Agreement	License and Supply Agreement with Atnahs Pharma UK Limited,
Pharmanovia Amendment	Amended License and Supply Agreement with Atnahs Pharma UK Limited as of March 27, 2023
PK	Pharmacokinetic
PTO	United States Patent and Trademark Office
PDUFA	Prescription Drug User Fee Act
Pre-IND	Pre-Investigational New Drug
Royalty Obligations	Liability related to the Royalty Rights Agreements
Royalty Rights Agreements	Royalty Rights Agreements, component of 13.5% Senior Secured Notes
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Securities Purchase Agreements	Securities Purchase Agreements with certain purchasers entered into on June 6, 2022
Separation Agreement	Separation Agreement, including a Consulting Agreement with Keith J. Kendall
Sunovion	Sunovion Pharmaceuticals Inc
Sunovion License Agreement	KYNMOBI Commercialization Agreement
Territory	Certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa under the Pharmanovia Agreement
TEVA	Teva Pharmaceuticals USA, Inc.
TGA	Australian Government Department of Health’s Therapeutics Goods Administration
Underwritten Public Offering	Capital raise of gross proceeds of $77,519, including partial exercise of the underwriters' option for $2,519
Zambon	Zambon S.p.A.
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm, Inc.)

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (Unaudited)

AQUESTIVE THERAPEUTICS, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$89,870	$23,872
Trade and other receivables, net	5,998	8,471
Inventories	6,966	6,769
Prepaid expenses and other current assets	1,177	1,854
Total current assets	104,011	40,966
Property and equipment, net	3,921	4,179
Right-of-use assets, net	5,435	5,557
Intangible assets, net	—	1,278
Other non-current assets	4,238	5,438
Total assets	$117,605	$57,418

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,696	$8,926
Accrued expenses	5,674	6,497
Lease liabilities, current	455	390
Deferred revenue, current	1,046	1,551
Liability related to the sale of future revenue, current	1,000	922
Loans payable, current	24	22
Total current liabilities	13,895	18,308
Notes payable, net	30,006	27,508
Royalty obligations, net	17,477	14,761
Liability related to the sale of future revenue, net	62,684	63,568
Lease liabilities	5,238	5,399
Deferred revenue, net of current portion	21,757	32,345
Other non-current liabilities	2,027	2,016
Total liabilities	153,084	163,905
Contingencies (Note 19)

Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; 91,059,760 and 68,533,085 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	91	69
Additional paid-in capital	299,080	212,521
Accumulated deficit	(334,650)	(319,077)
Total stockholders’ deficit	(35,479)	(106,487)
Total liabilities and stockholders’ deficit	$117,605	$57,418

See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive (Loss) Income
(In thousands, except share and per share data amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$20,099	$13,241	$32,152	$24,375
Costs and expenses:
Manufacture and supply	4,526	6,617	8,915	11,354
Research and development	4,162	3,473	10,094	7,020
Selling, general and administrative	11,356	7,360	22,045	14,815
Total costs and expenses	20,044	17,450	41,054	33,189
Income (Loss) from operations	55	(4,209)	(8,902)	(8,814)
Other income/(expenses):
Interest expense	(2,779)	(1,373)	(5,563)	(2,808)
Interest expense related to royalty obligations	(1,358)	—	(2,716)	—
Interest expense related to the sale of future revenue	(58)	(55)	(116)	(107)
Interest income and other income, net	1,395	129	1,724	14,642
Loss on extinguishment of debt	—	—	—	(353)
Net (loss) income before income taxes	(2,745)	(5,508)	(15,573)	2,560
Income taxes	—	284	—	284
Net (loss) income	$(2,745)	$(5,792)	$(15,573)	$2,276
Comprehensive (loss) income	$(2,745)	$(5,792)	$(15,573)	$2,276

(Loss) earnings per share attributable to common stockholders:
Basic (in dollars per share)	$(0.03)	$(0.10)	$(0.19)	$0.04
Diluted (in dollars per share)	$(0.03)	$(0.10)	$(0.19)	$0.04
Weighted average common shares outstanding:
Basic (in shares)	90,911,626	57,350,902	82,263,168	56,494,805
Diluted (in shares)	90,911,626	57,350,902	82,263,168	58,938,222

See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Changes in Stockholders’ Deficit
Three Months Ended June 30, 2024 and June 30, 2023
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2023	68,533,085	$69	$212,521	$(319,077)	$(106,487)
Common Stock issued under public equity offering-ATM	4,557,220	4	12,381	—	12,385
Costs of common stock issued under public equity offering-ATM	—	—	(410)	—	(410)
Common Stock issued under public equity offering	16,666,667	17	74,983	—	75,000
Costs of common stock issued under public equity offering	—	—	(5,187)	—	(5,187)
Share-based compensation expense	—	—	1,580	—	1,580
Vested restricted stock units, net	490,359	—	(893)	—	(893)
Options exercised, net	231,400	—	539	—	539
Net loss	—	—	—	(12,828)	(12,828)
Balance at March 31, 2024	90,478,731	$90	$295,514	$(331,905)	$(36,301)
Costs of common stock issued under public equity offering-ATM	—	—	(158)	—	(158)
Common Stock issued under public equity offering	559,801	1	2,519	—	2,520
Costs of common stock issued under public equity offering	—	—	(359)	—	(359)
Shares issued under employee stock purchase plan	17,716	—	46	—	46
Share-based compensation expense	—	—	1,523	—	1,523
Vested restricted stock units, net	3,512	—	(5)	—	(5)
Net loss	—	—	—	(2,745)	(2,745)
Balance at June 30, 2024	91,059,760	$91	$299,080	$(334,650)	$(35,479)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2022	54,827,734	$55	$192,598	$(311,207)	$(118,554)
Common Stock issued under public equity offering	1,078,622	1	992	—	993
Costs of common stock issued under public equity offering	—	—	(77)	—	(77)
Share-based compensation expense	—	—	344	—	344
Vested restricted stock units, net	16,005		(8)		(8)
Other	—	—	(1)	—	(1)
Net income	—	—	—	8,068	8,068
Balance at March 31, 2023	55,922,361	$56	$193,848	$(303,139)	$(109,235)
Common Stock issued upon warrant exercises	3,689,452	4	3,538	—	3,542
Common Stock issued under public equity offering	1,981,937	2	4,407	—	4,409
Costs of common stock issued under public equity offering	—	—	(235)	—	(235)
Shares issued under employee stock purchase plan	18,699	—	31	—	31
Share-based compensation expense	—	—	631	—	631
Vested restricted stock units, net	3,510	—	(3)	—	(3)
Other	—	—	1	—	1
Net loss	—	—	—	(5,792)	(5,792)
Balance at June 30, 2023	61,615,959	$62	$202,218	$(308,931)	$(106,651)

See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net (loss) income	$(15,573)	$2,276
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation, amortization, and impairment	412	614
Gain on contract termination	(300)	—
Share-based compensation	3,119	975
Amortization of debt issuance costs and discounts	5,342	115
Other, net	19	(267)
Changes in operating assets and liabilities:
Trade and other receivables, net	2,486	(4,728)
Inventories	(197)	(170)
Prepaid expenses and other assets	1,871	1,812
Accounts payable	(1,730)	743
Accrued expenses and other liabilities	(1,746)	(4,643)
Deferred revenue	(11,093)	4,182
Net cash (used for) provided by operating activities	(17,390)	909
Investing activities:
Capital expenditures	(64)	(828)
Net cash used for investing activities	(64)	(828)
Financing activities:
Proceeds from common stock issued under public equity offering, net - ATM	11,817	5,090
Proceeds from common stock issued under public equity offering, net	71,974	—
Proceeds from issuance and exercise of warrants	—	3,542
Proceeds from shares issued under employee stock purchase plan	30	31
Proceeds from exercise of stock options, net	539	—
Repayment of debt principal including lease liabilities	(10)	(12,543)
Premium paid to retire debt	—	(1,027)
Payments for taxes on share-based compensation	(898)	(11)
Net cash provided by (used for) financing activities	83,452	(4,918)
Net increase (decrease) in cash and cash equivalents	65,998	(4,837)
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	23,872	27,273
Cash and cash equivalents at end of period	$89,870	$22,436

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$305	$—
Cash payments for interest	$2,528	$2,820
See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Notes to Condensed Financial Statements
(Unaudited, in thousands, except share and per share information)

Note 1.    Company Overview and Basis of Presentation
(A) Company Overview
Aquestive Therapeutics, Inc. is a pharmaceutical company advancing medicines to solve patients’ problems with current standards of care and provide transformative products to improve their lives. The Company is developing pharmaceutical products that deliver complex molecules through alternative administrations to invasive and inconvenient standard of care therapies. The Company has a proprietary commercial product, Libervant™ (epinephrine) Buccal Film for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy between two and five years of age, which was launched in April 2024. The Company is advancing a product pipeline for the treatment of severe allergic reactions, including anaphylaxis, under the trade name "Anaphylm™", and its Adrenaverse epinephrine prodrug pipeline platform. The Company has five licensed commercialized products which are marketed by its licensees in the U.S. and around the world. The Company is the exclusive manufacturer of these licensed products. The Company also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. The Company’s production facilities are located in Portage, Indiana, and its corporate headquarters and primary research laboratory facilities are based in Warren, New Jersey.
(B) Equity Transactions
Equity Offering of Common Stock
The Company established its first ATM facility in September 2019, and since inception to June 30, 2024, the Company has sold 19,857,518 shares of Common Stock which has generated net cash proceeds of approximately $60,558, net of commissions and other transactions costs of $3,085. On April 3, 2024, the Company filed a new shelf registration statement on Form S-3 to register the offer and sale of up to $250,000 worth of shares of Common Stock ("Registration Statement No. 333-278498" or the "2024 Registration Statement"), that was declared effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement was a $100,000 ATM facility pursuant to the Amended Equity Distribution Agreement with Piper Sandler & Co. (successor to Piper Jaffray & Co.).
During the three months ended June 30, 2024, there were no shares of Common Stock sold under the ATM facility. For the six months ended June 30, 2024, the Company sold 4,557,220 shares of Common Stock under the ATM facility which provided net proceeds of approximately $11,855 after deducting commissions and other transaction costs of $530. For the six months ended June 30, 2023, the Company sold 3,060,559 shares under the ATM facility which provided net proceeds of approximately $5,090 after deducting commissions and other transaction costs of $312.
On April 12, 2022, the Company entered into the Lincoln Park Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth in the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of Common Stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that the Company will not issue, and Lincoln Park will not purchase, shares of Common Stock if it would result in Lincoln Park’s beneficial ownership exceeding 9.99% of the Company’s then outstanding Common Stock. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s Common Stock. In 2022, the Company sold 1,600,000 shares, in addition to 236,491 commitment shares, which provided proceeds of approximately $1,987 in connection with the Lincoln Park Purchase Agreement. The Company did not sell shares in connection with the Lincoln Park Purchase Agreement in 2023 or for the six months ended June 30, 2024. The Company has no current intent to use the Lincoln Park facility.
On March 22, 2024, the Company completed the Underwritten Public Offering of 16,666,667 shares of its common stock at the public offering price of $4.50 per share. In addition, pursuant to the partial exercise of the underwriters' option, on April 22, 2024, the Company sold an additional 559,801 shares of Common Stock. Net proceeds from the Underwritten Public Offering, including the exercise of underwriters' option were $72,868, after deducting underwriting discounts of $4,651. In addition to the underwriting discounts related to this offering, the Company incurred professional fees and other costs totaled $894 as of June 30, 2024.
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
As of March 31, 2024, the Company dissolved its subsidiaries and no longer prepares its financial statements on a consolidated basis. The dissolution of the subsidiaries did not have a material impact on the Company’s unaudited condensed financial statements as of June 30, 2024 or the audited consolidated financial statements as of December 31, 2023.
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
Recent Accounting Pronouncements Adopted as of June 30, 2024:
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
Recent Accounting Pronouncements Not Adopted as of June 30, 2024:
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
Note 3.    Risks and Uncertainties
The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for 2024 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of June 30, 2024, the Company had $89,870 of cash and cash equivalents.
The Company has experienced a history of net losses. The Company’s accumulated deficits totaled $334,650 as of June 30, 2024. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products (prior to the licensing agreement of Sympazan with Assertio in October 2022), license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company’s funding requirements have been met by its cash and cash equivalents, as well as its equity and debt offerings, including the 13.5% Senior Secured Notes as further discussed in Note 13, Long-Term Debt, the ATM facility and other equity offerings, including the Underwritten Public Offering.
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
Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some, or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements. In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Condensed Balance Sheets. As of June 30, 2024, and December 31, 2023, such contract assets were $601 and $1,662, respectively, consisting primarily of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with 3rd parties.
Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Condensed Balance Sheets. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of June 30, 2024 and December 31, 2023, such contract liabilities were $22,803 and $33,896, respectively.
Costs to obtain contracts - in certain situations, the Company may incur incremental costs of obtaining a contract with a customer. These costs, if expected to be recovered, are recognized as an asset and reflected as other assets within the Condensed Balance Sheets. The asset is amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. As of June 30, 2024 and December 31, 2023, such costs to obtain contracts were $496 and $715, respectively.
The Company’s revenues were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Manufacture and supply revenue	$8,123	$11,636	$18,641	$21,398
License and royalty revenue	11,220	1,481	12,352	2,400
Co-development and research fees	756	124	1,159	577
Total revenues	$20,099	$13,241	$32,152	$24,375

Disaggregation of Revenue
The following table provides disaggregated net revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$9,643	$7,313	$20,070	$15,478
Ex-United States	10,456	5,928	12,082	8,897
Total revenues	$20,099	$13,241	$32,152	$24,375
For the three and six months ended June 30, 2024, United States revenues were derived primarily from Indivior (Manufacture and supply revenue, Royalties and Co-development and research fees), MTPA (milestone revenue that was previously recorded as deferred revenue and now recognized due to the termination of the contract), and Assertio (Manufacture and supply revenue, Royalties and Co-development and research fees),
For the three and six months ended June 30, 2024, ex-United States revenues were derived primarily from Indivior (Manufacture and supply revenue, Royalties and Co-development and research fees), Haisco (an upfront payment received in September 2022 that was previously recorded as deferred revenue and now recognized due to the termination of the contract), and Hypera (Manufacture and supply revenue) for revenue markets outside of the United States.
For the three and six months ended June 30, 2023, United States revenues were derived primarily from Indivior (Manufacture and supply revenue, Royalties and Co-development and research fees), Assertio (Manufacture and supply revenue, Royalties and Co-development and research fees), and Zevra (License and royalty revenue).
For the three and six months ended June 30, 2023, ex-United States revenues were derived primarily from Indivior (Manufacture and supply revenue, Royalties and Co-development and research fees), and Hypera (Manufacture and supply revenue).
Trade and other receivables, net consist of the following:

	June 30, 2024	December 31, 2023
Trade receivables	$4,331	$5,570
Contract and other receivables	1,668	2,915
Less: allowance for doubtful accounts	—	(14)
Trade and other receivables, net	$5,998	$8,471
The following table presents the changes in the allowance for doubtful accounts:

	June 30, 2024	December 31, 2023
Allowance for doubtful accounts at beginning of the period	$14	$40
Allowance expense (reduction)	(14)	(26)
Allowance for doubtful accounts at end of the period	$—	$14
Concentration of Major Customers
Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the six months ended June 30, 2024, Indivior, Haisco, and MTPA represented approximately 54%, 22%, and 11% of total revenue, including the one-time recognition of deferred revenue, respectively. As of June 30, 2024, Indivior and Hypera exceeded the 10% threshold for outstanding receivable balances and represented approximately 58% and 11% of outstanding receivables, respectively. For the six months ended June 30, 2023, Indivior and Hypera represented approximately 74% and 14% of total revenue, respectively. As of December 31, 2023, Indivior and Zevra Therapeutics, Inc. represented 65% and 13% of total trade and other receivables, respectively.
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
Effective as of March 2, 2023, the Company and Indivior entered into the Indivior Agreement to the Indivior License Amendment. The Indivior Amendment was entered into for the primary purpose of amending the Agreement as follows: (i) extending the term of the Agreement until August 16, 2026 and thereafter providing for automatic renewal terms of successive one year periods unless Indivior delivers notice to the Company, at least twelve months prior to the expiration of the then current term, of Indivior’s intent not to renew, subject to the earlier termination rights of the parties under the Agreement, and providing that the Agreement will not automatically renew for any renewal term beginning after the expiration of the last to expire of the product patents covered under the Indivior License Agreement; and (ii) agreeing to transfer pricing and payment terms for supplied product under the Indivior License Agreement. During the six months ended June 30, 2023, in consideration of the agreements between the parties, the Company received a payment of $11,482 from Indivior, of which amount $5,482 represented: (a) payment of the portion of a 2022 price increase that had not been previously paid and (b) an estimated payment in 2023 for certain price increases. During the six months ended June 30, 2023, the Company recognized $3,030, of which $1,682 was related to the 2022 price increases, in Manufacture and supply revenue and $6,000 in Interest income and other income, net on the Condensed Statements of Operations and Comprehensive (Loss) Income. As of December 31, 2023, the $5,482 price increase had been fully recognized in Manufacture and supply revenue; there were no retroactive price adjustments included in Manufacture and supply revenue for the six months ended June 30, 2024.
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
Purchase and Sale Agreement with an affiliate of Marathon
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold to Marathon all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI. In exchange for the sale of these rights, the Company received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through June 30, 2024 under the Monetization Agreement.
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
Agreement to Terminate CLA with Zevra Therapeutics, Inc. (formerly KemPharm)
In March 2012, the Company entered into an agreement with Zevra to terminate a Collaboration and License Agreement entered into by the Company and Zevra in April 2011. Under this termination arrangement, the Company has the right to participate in any and all value that Zevra may derive from the commercialization or any other monetization of Zevra’s KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving Zevra and collaborations, royalty arrangements, or other transactions from which Zevra may realize value from these compounds, including the product Azstarys®.
Licensing and Supply Agreement with Haisco for Exservan™ (Riluzole Oral Film) for ALS Treatment in China
The Company entered into the Haisco Agreement with Haisco, a Chinese limited company listed on the Shenzhen Stock Exchange, effective as of March 3, 2022, pursuant to which Aquestive granted Haisco an exclusive license to develop and commercialize Exservan™ (riluzole oral film) for the treatment of ALS in China. Under the terms of the Haisco Agreement, Aquestive was the exclusive sole manufacturer and supplier for Exservan in China. Under the Haisco Agreement, as amended, the Company received a $7,000 upfront cash payment in September 2022, and was entitled to receive regulatory milestone payments and double-digit royalties on net sales of Exservan in China and earn manufacturing revenue upon the sale of Exservan in China. In June 2024, the Haisco Agreement was terminated and the Company will not receive any contingent payments under the Haisco Agreement. The termination agreement released all parties from any existing or ongoing obligations. Commissions of $134 that had been capitalized were expensed immediately in Selling, general, and administrative expenses on the Condensed Statements of Operations and Comprehensive (Loss) Income. The Company recognized deferred revenue of $7,000 for the upfront payment received in September 2022 on the Company's condensed financial statements for the three and six months ended June 30, 2024.
Compensatory Arrangements of Certain Officers
On May 17, 2022, the Company announced that Keith J. Kendall, former President and Chief Executive Officer of the Company, was leaving the Company and the Company’s Board of Directors, effective May 17, 2022. In connection with his departure, Mr. Kendall and the Company entered into a Separation Agreement, including a Consulting Agreement, dated as of May 17, 2022. Under the Separation Agreement, in addition to other severance benefits already received by Mr. Kendall in 2022, Mr. Kendall received a monthly severance payment for eighteen months following the Termination Date, or November 22, 2023. During the first quarter of 2023, net severance payments made to Mr. Kendall totaled approximately $274. By the end of December 31, 2023, all payments due to Mr. Kendall were made.
Licensing and Supply Agreement with Atnahs Pharma UK Limited
The Company entered into the Pharmanovia Agreement, effective as of September 26, 2022, pursuant to which the Company granted Pharmanovia an exclusive license to certain of the Company’s intellectual property to develop and commercialize Libervant™ (diazepam) Buccal Film for the treatment of prolonged or acute, convulsive seizures in all ages in the Territory (as defined in the Pharmanovia Agreement) during the term of the Pharmanovia Agreement. Under the Pharmanovia Agreement, Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and the Company will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory. Pursuant to the Pharmanovia Agreement, the Company received $3,500 upon agreement execution and, upon the occurrence of certain conditions set forth in the Pharmanovia Agreement, will receive additional milestone payments and profit shares, as well as manufacturing fees and royalty fees through the expiration of the Pharmanovia Agreement.
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
Licensing Agreement with Mitsubishi Tanabe Pharma America, Inc.
In January 2021, the Company announced that Aquestive granted an exclusive license to MTPA for the commercialization in the United States of Exservan. MTPA is a multinational pharmaceutical company with a focus on patients with ALS. The product was launched by MTPA in June 2021. Under the terms of the MTPA license agreement, Aquestive was the exclusive manufacturer and supplier of Exservan for MTPA in the United States. In June 2024, under the Second Amendment to the License and Supply Agreement, MTPA and the Company mutually agreed to terminate the agreement. As of June 30, 2024 and as part of the termination, the parties were released from any existing or ongoing obligations (except for the limited post-termination obligations). Upon termination, deferred revenue of $3,317 was recognized for milestone payments that had been received. Commissions of $57 that had been capitalized were expensed immediately in Selling, general, and administrative expenses on the Condensed Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2024..

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
Note 7.    Inventories
The components of Inventory are as follows:

	June 30, 2024	December 31, 2023
Raw material	$3,090	$2,118
Packaging material	2,456	3,028
Finished goods	1,420	1,623
Total inventory	$6,966	$6,769
Note 8.     Property and Equipment, Net

	Useful Lives	June 30, 2024	December 31, 2023
Machinery	3-15 years	$20,299	$20,248
Furniture and fixtures	3-15 years	769	769
Leasehold improvements	(a)	21,386	21,386
Computer, network equipment and software	3-7 years	2,627	2,627
Construction in progress		2,045	2,033
		47,126	47,063
Less: accumulated depreciation and amortization		(43,205)	(42,884)
Total property and equipment, net		$3,921	$4,179
(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.
Total depreciation, amortization, and impairment related to property and equipment was $165 and $250 for the three months ended June 30, 2024 and 2023, respectively. For the respective six month periods, these expenses totaled $333 and $536.
Note 9.    Right-of-Use Assets and Lease Obligations
The Company leases all realty used at its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of these three leases include the characteristics specified in ASC 842, Leases, which require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases, as amended, provide remaining terms between 3.8 years and 9.3 years, including renewal options expected to be exercised to extend the lease periods.
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
The Company’s lease costs are recorded in manufacture and supply, research and development and selling, general and administrative expenses in its Condensed Statements of Operations and Comprehensive (Loss) Income. For the three and six months ended June 30, 2024, total operating lease expenses totaled $444 and $888, respectively, including variable lease expenses such as common area maintenance and operating costs of $111 and $226, respectively. For the three and six months ended June 30, 2023, total operating lease expenses totaled $452 and $870, respectively, including variable lease expenses such as common area maintenance and operating costs of $121 and $229, respectively.
The Company’s payments due under its operating leases are as follows:

Remainder of 2024	$629
2025	1,284
2026	1,318
2027	1,346
2028 and thereafter	5,094
Total future lease payments	9,671
Less: imputed interest	(3,978)
Total operating lease liabilities	$5,693
Note 10.    Intangible Assets, Net
The following table provides the components of identifiable intangible assets, all of which are finite lived:

	June 30, 2024	December 31, 2023
Purchased intangible	$3,858	$3,858
Purchased patent	509	509
	4,367	4,367
Less: accumulated amortization	(4,367)	(3,089)
Intangible assets, net	$—	$1,278
Amortization expense was $39 for each of the three-month periods ended June 30, 2024 and 2023. For each of the corresponding six-month periods, these expenses totaled $78. In connection with a termination of an agreement, the Company recorded a gain on termination of the contract in the amount of $1,500, which was partially offset by an adjustment to the remaining balance of $1,200 of the intangible asset. The net gain of $300 was recorded within Other income, net on the Condensed Statements of Operations and Comprehensive (Loss) Income for the three and six month periods ended June 30, 2024. See Note 5, Material Agreements.
Note 11.    Other Non-current Assets
The following table provides the components of other non-current assets:

	June 30, 2024	December 31, 2023
Royalty receivable	$3,000	$4,000
Other	1,238	1,438
Total other non-current assets	$4,238	$5,438
During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the eight $1,000 annual minimum guaranteed royalty payments that are due to the Company. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded it was not transferred. As of June 30, 2024 and December 31, 2023, Royalty receivable consists of four and five, respectively, annual minimum payments due from Sunovion, the last of which is due in March 2028. The current portion of the royalty receivable is included in Trade and other receivables, net. See Note 15, Sale of Future Revenue for further details on how this receivable relates to the Monetization Agreement transaction.
As of June 30, 2024, commissions of $191 that had been capitalized under ASC 340 as part of licensing and supply agreements and had been recorded within Other non-current assets on the Condensed Balance Sheet were expensed in Selling, general, and administrative expenses on the Condensed Statements of Operations and Comprehensive (Loss) Income due to the termination of these contracts.

Note 12.    Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
Accrued compensation	$2,667	$4,202
Real estate and personal property taxes	382	337
Accrued distribution expenses and sales returns provision	653	645
Interest payable	1,536	1,013
Other	436	300
Total accrued expenses	$5,674	$6,497
The reduction in Accrued compensation is mostly related to payments of accrued bonus during the six months ended June 30, 2024.
The increase in Interest payable is mostly due to the interest incurred on 13.5% Senior Notes. The 13.5% Senior Notes were issued on November 1, 2023 thus accruing only two months of interest as of December 31, 2023. As of June 30, 2024 the balance represented a three month accrual. Payments were due on January 2, 2024 and July 1, 2024, respectively. See Note 13, Long-Term Debt , for discussion of 13.5% Notes and related interest payable.
Accrued distribution expenses and sales returns provision mostly represent estimated liabilities for returns and other expenses related to the proprietary product Sympazan (prior to outlicensing to Assertio in October 2022).
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
The First Supplemental Indenture contained a provision whereby, as the Company receives any cash proceeds from the Monetization Agreement, each noteholder had the right to require the Company to redeem all or any part of such noteholder’s outstanding 12.5% Notes at a repurchase price in cash equal to 112.5% of the principal amount, plus accrued and unpaid interest. This repurchase offer was capped at 30% of the cash proceeds received by the Company as the contingent milestones were attained, if any, up through June 30, 2025. The embedded put option was deemed to be a derivative under ASC 815, Derivatives and Hedging, which required the recording of the embedded put option at fair value subject to remeasurement at each reporting period. Accordingly, a valuation study was performed by an independent third party appraiser and updated as of June 30, 2023. Based on the valuation study, the put option was valued at $0 and has been recorded in Other non-current liabilities. The put option fair value increased by $13 and decreased by $58 and was recorded in interest income and other income, net on the Condensed Statements of Operations and Comprehensive (Loss) for the three and six months ended June 30, 2023, respectively. In addition, as of the closing of this transaction, the Company issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of the Company’s Common Stock. As of June 30, 2024, the put option is no longer in place due to the refinancing of the 12.5% Notes.
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
During the six months ended June 30, 2023, the Company redeemed $5,647 of its outstanding 12.5% Notes. The Company also paid $353 in prepayment premium as result of the early retirement of debt which was reflected as a loss on extinguishment of debt. The prepayments along with the scheduled principal payments of $6,878 in the first half of 2023 reduced the net balance of the 12.5% Notes outstanding in the aggregate to $38,975 as of June 30, 2023.
Amortization expense arising from amortization of deferred debt issuance costs and debt discounts related to the 12.5% Notes for the three and six months ended June 30, 2023 was $4 and $8, respectively.
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

The Indenture permits the Company, upon the continuing satisfaction of certain conditions, including that the Company has at least $100,000 of net revenues for the most recently completed twelve calendar month period, to enter into an ABL facility not to exceed $10,000. The ABL Facility may be collateralized only by assets of the Company constituting inventory, accounts receivable, and the proceeds thereof.
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
The Royalty Right Agreements’ fair value is estimated by applying probability-weighted cash flows for future sales, which are then discounted to present value. Changes to fair value of the Royalty Rights Agreements can result from changes to one or a number of the aforementioned inputs. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the Royalty Right Agreements liability. As of June 30, 2024, there were no material changes to the significant unobservable inputs used to recognize the Royalty Right Agreements liability.
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
Amortization expense arising from the discounts related to the 13.5% Notes for the three and six months ended June 30, 2024 was $1,254 and $2,511, respectively. Amortization expense arising from the discounts related to the Royalty Right Agreements for the three and six months ended June 30, 2024 was $1,358 and $2,716, respectively.
Unamortized discounts totaled $15,154 and $17,665 for the 13.5% Notes and $39,449 and $42,165 for the Royalty obligations as of June 30, 2024 and December 31, 2023, respectively.

Long-term notes and unamortized debt discount balances are as follows:

	June 30,	December 31,
	2024	2023
Total outstanding notes	$45,000	$45,000
Unamortized discount, including Exit Fee	(15,154)	(17,665)
Notes payable, long-term	29,846	27,335
Finance lease	160	173
Notes payable, net	$30,006	$27,508

	June 30,	December 31,
	2024	2023
Royalty obligations	$56,926	$56,926
Unamortized discount	(39,449)	(42,165)
Royalty obligations, net	$17,477	$14,761
Scheduled principal payments on the 13.5% Notes as of June 30, 2024 are as follows:

Remainder of 2024	$—
2025	—
2026	9,540
2027	14,535
2028	20,925
Total	$45,000
Note 14.    Warrants
Warrants Issued to 12.5% Senior Secured Noteholders
Warrants that were issued in conjunction with the Initial Notes (the “Initial Warrants”) and Additional Notes (the “Additional Warrants”) expire on June 30, 2025 and entitled the noteholders to purchase up to 2,143,000 shares of Common Stock and included specified registration rights. Management estimated the fair value of the Initial Warrants to be $6,800 and the Additional Warrants to be $735, each based on an assessment by an independent third-party appraiser. The fair value of the respective warrants was treated as a debt discount, amortizable over the term of the respective warrants, with the unamortized 12.5% Notes portion applied to reduce the aggregate principal amount of the 12.5% Notes. Additionally, since the Initial Warrants and Additional Warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the warrants, except in the case of a “cash change in control”, the fair value attributed to the warrants is presented in Additional Paid-in Capital in the Company’s unaudited Condensed Balance Sheets. There were no warrants exercised as it relates to the Initial Warrants and the Additional Warrants during the six months ended June 30, 2024 and 2023, respectively. Warrants to purchase a total of 1,714,429 shares of Common Stock with exercise prices of $4.25 and $5.38 for 1,571,429 warrants and 143,000 warrants, respectively, remain outstanding as of June 30, 2024 and December 31, 2023. See Note 13, Long-Term Debt.
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
There were no warrants exercised as it relates to the Warrants Issued Under Securities Purchase Agreements during the six months ended June 30, 2024 or 2023, respectively.
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
Note 15.    Sale of Future Revenue
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through June 30, 2024 under the Monetization Agreement.
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
The following table shows the activity of the liability related to the sale of future revenue:

	June 30,	December 31,
	2024	2023
Liability related to the sale of future revenue, net at beginning of the period	$64,490	$65,259
Royalties related to the sale of future revenue	(922)	(989)
Amortization of issuance costs	116	220
Liability related to the sale of future revenue, net at end of the period (includes current portion of $1,000 and $922, respectively)	$63,684	$64,490
Note 16.    Net (Loss) Earnings Per Share
Basic net (loss) earnings per share is calculated by dividing net (loss) income by the weighted-average number of common shares.
The following table reconciles the basic to diluted weighted average shares outstanding for the three and six months ended June 30, 2024 and 2023. Diluted EPS is adjusted by the effect of dilutive securities, including options and awards under the Company’s equity compensation plans, warrants and ESPP. As a result of the Company’s net loss incurred for the three months ended June 30, 2024 and 2023, and for the six months ended June 30, 2024. all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations. Therefore, basic and diluted net loss per share are the same for the three months ended June 30, 2024 and 2023 and six months ended 2024 as reflected below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(2,745)	$(5,792)	$(15,573)	$2,276
Denominator:
Weighted-average number of common shares – basic	90,911,626	57,350,902	82,263,168	56,494,805
Effect of stock options (a)	—	—	—	46,043
Effect of restricted stock units (b)	—	—	—	468,036
Effect of warrants (c)	—	—	—	1,910,742
Effect of Employee Stock Purchase Plan (d)	—	—	—	18,596
Weighted-average number of common shares – diluted	90,911,626	57,350,902	82,263,168	58,938,222
(Loss) Earnings per share attributable to common stockholders:
(Loss) Earnings per common share – basic	$(0.03)	$(0.10)	$(0.19)	$0.04
(Loss) Earnings per common share – diluted	$(0.03)	$(0.10)	$(0.19)	$0.04
(a)For the three months ended June 30, 2024 and 2023, outstanding stock options of 6,438,239 and 5,919,522 shares of Common Stock were anti-dilutive and excluded from the computation of diluted EPS. For the six months ended June 30, 2024 and 2023, outstanding stock options of 6,438,239 and 5,794,522 shares of Common Stock were anti-dilutive and excluded from the computation of diluted EPS.
(b)For the three months ended June 30, 2024 and 2023, outstanding restricted stock units of 3,935,201 and 2,477,738 shares of Common Stock were anti-dilutive and excluded from the computation of diluted EPS. For the six months ended June 30, 2024 and 2023, outstanding restricted stock units of 3,935,201 and 743,438. shares of Common Stock were anti-dilutive and excluded from the computation of diluted EPS.
(c)For the three months ended June 30, 2024 and 2023, outstanding warrants of 4,624,977 and 6,874,977 shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS. For the six months ended June 30, 2024 and 2023, outstanding warrants of 4,624,977 and 1,714,429 shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS.
(d)For the three and six months ended June 30, 2024 and the three months ended June 30, 2023, the estimated effects of ESPP awards were not material.
Note 17.    Share-Based Compensation
The Company recognized share-based compensation in its unaudited Condensed Statements of Operations and Comprehensive (Loss) Income during 2024 and 2023 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Manufacture and supply	$99	$55	$169	$96
Research and development	308	100	478	172
Selling, general and administrative	1,132	493	2,472	724
Total share-based compensation expenses	$1,539	$648	$3,119	$992

Share-based compensation from:
Restricted stock units	$1,000	$195	$1,933	$220
Stock options	523	436	1,170	755
Employee stock purchase plan (ESPP)	16	17	16	17
Total share-based compensation expenses	$1,539	$648	$3,119	$992
Share-Based Compensation Equity Awards
The following tables provide information about the Company’s restricted stock unit and stock option activity during the six month period ended June 30, 2024:

Restricted Stock Unit Awards (RSUs) - Service-based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2023	1,948	$0.97
Granted	1,388	$5.61
Vested	(570)	$0.89
Forfeited	(13)	$2.65
Unvested as of June 30, 2024	2,753	$3.32
Vested and expected to vest as of June 30, 2024	2,534	$3.29
As of June 30, 2024, $7,261 of total unrecognized compensation expenses related to unvested service-based restricted stock units are expected to be recognized over a remaining weighted average period of 2.19 years. The service-based restricted stock units granted to employees are subject to a three-year graduated vesting schedule and are not subject to performance-based criteria other than continued employment.

Restricted Stock Unit Awards (RSUs) - Market conditions vesting-based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2023	1,332	$2.40
Vested	(150)	2.40
Forfeited	—	—
Unvested as of June 30, 2024	1,182	$2.40
Vested and expected to vest as of June 30, 2024	1,075	$2.40
As of June 30, 2024, $1,658 of unrecognized compensation expense related to unvested market condition vesting- based restricted stock units are expected to be recognized over a remaining weighted average period of 1.85 years.
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
2022 Inducement Equity Incentive Plan
In accordance with NASDAQ Listing Rule 5635(c)(4), the Company adopted the 2022 Equity Inducement Plan approved by the Compensation Committee of the Board of Directors of the Company effective as of July 29, 2022. There were no awards outstanding under this Plan as of June 30, 2024.

Stock Option Awards:	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding as of December 31, 2023	5,733	$5.58
Granted	1,024	4.83
Exercised	(231)	2.33
Forfeited/Expired	(88)	4.22
Outstanding as of June 30, 2024	6,438	$5.59
Vested and expected to vest as of June 30, 2024	6,326	$5.62
Exercisable as of June 30, 2024	4,719	$6.34
The fair values of stock options granted were estimated using the Black-Scholes pricing model based on the following assumptions:

	Six Months Ended June 30,
Expected dividend yield	—%
Expected volatility	104%	-	107%
Expected term (years)	5.5	-	6.1
Risk-free interest rate	4.1%	-	4.5%
The weighted average grant date fair value of stock options granted during the six months ended June 30, 2024 was $3.98. During the six months ended June 30, 2024, stock options were granted with an exercise price of $4.83 and accordingly, given the Company’s share price of $2.60 at June 30, 2024, the intrinsic value provided by certain shares granted during this period was de minimis.

As of June 30, 2024, $4,033 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a remaining weighted average period of 1.76 years.
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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three and six months ended June 30, 2024, the effective income tax rate was 0%, and the Company recorded no income tax expense from its pretax losses of $2,745 and $15,573, respectively. For the three and six months ended June 30, 2023, the effective income tax rate was (5.2%) and 11.1%, respectively, and the Company recorded $284 and $284 from its pretax (loss) income of ($5,508) and $2,560 , respectively.
The primary factors impacting the effective tax rate for six months ended June 30, 2024 is the anticipated full year pre-tax book loss and a full valuation allowance against any associated net deferred tax assets.
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
On August 20, 2021, Humana filed a complaint in state court in Kentucky, alleging conspiracy to violate the RICO Act, fraud under state law, unfair and deceptive trade practices under state law, insurance fraud, and unjust enrichment against the Company relating to Indivior’s launch of Suboxone Sublingual Film in 2010. The Humana action was stayed pending related litigation, and the stay was lifted on October 30, 2023. On February 23, 2024, the Company filed a motion to dismiss the Complaint. Oral argument on the Company's motion to dismiss is currently set for September 9, 2024. No discovery schedule has been set in the action and there is no trial date set in this case. The Company is not able to determine or predict the ultimate outcome of the state court action in Kentucky by Humana, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
California Litigation
Neurelis, Inc. v. Aquestive Therapeutics, Inc.
On December 5, 2019, Neurelis Inc. filed a lawsuit against the Company in the Superior Court of California, County of San Diego alleging the following three causes of action: (1) Unfair Competition under California Business and Professional Code § 17200 (“UCL”); (2) Defamation; and (3) Malicious Prosecution. Neurelis filed a First Amended Complaint on December 9, 2019, alleging the same three causes of action. The Company filed a Motion to Strike Neurelis’s Complaint under California’s anti-SLAPP (“strategic lawsuit against public participation”) statute on January 31, 2020, which Neurelis opposed. On August 6, 2020, the Court issued an order granting in part and denying in part the Company’s anti-SLAPP motion. The parties cross-appealed the ruling to the California Court of Appeal. The appeals court held oral argument on the appeal on October 14, 2021, and issued its ruling on November 17, 2021. Under the ruling, the court struck the entirety of the malicious prosecution claim and struck portions of the UCL and defamation claims. On April 12, 2022, Neurelis filed a Second Amended Complaint in response to the Court of Appeal’s decision. The Second Amended Complaint also added a cause of action for Trade Libel. On May 3, 2022, the Company filed a "demurrer" challenge to the sufficiency of the allegations of the Second Amended Complaint. Oral argument on the Company’s motion for attorney fees related to the anti-SLAPP motion and on the Second Amended Complaint and demurer challenge was held on June 17, 2022. The Court entered an order granting the Company’s motion for attorney fees, awarding $156 and ordering Neurelis to pay the fees within 60 days of June 17, 2022. The Court denied the Company’s demurrer and the parties proceeded with discovery on the claims in the Second Amended Complaint. The plaintiff filed a motion to file a third amended complaint, which the Court granted on November 17, 2023. The Third Amended Complaint alleges additional facts but includes the same claims as the Second Amended Complaint. Trial in this matter is scheduled for March 7, 2025. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
Suboxone Product Liability Litigation
As of July 29, 2024, the Company was named as a defendant in over 560 product liability lawsuits, along with Indivior and several other named defendants, in which the individual plaintiffs in those cases allege that their use of Suboxone® Sublingual Film, a prescription drug product for opioid use disorder, caused them dental injuries. On February 2, 2024, this litigation became a Multidistrict Litigation (“MDL") consolidated in the United States District Court for the Northern District of Ohio. One case alleging the same allegations as contained in the MDL has been filed in a state court in the State of New Jersey. The parties to the MDL have agreed to a tolling of unfiled claimants in several states, but have not yet agreed to a tolling of the N.J. state case. Indivior has agreed to defend the Company in these litigation matters. No discovery schedule or trial date has been set in the MDL matter. The Company is not able to determine or predict the ultimate outcome of this litigation or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
Neurelis FDA Lawsuit
Neurelis v. Califf, et al., U.S. District court for the District of Columbia
In May 2024, Neurelis Inc. filed a complaint in the U.S. District Court for the District of Columbia against the U.S. Food and Drug Administration, the U.S. Department of Health and Human Services, and certain government officials. The complaint in this matter alleges that the defendants violated the Administrative Procedure Act by approving Aquestive’s New Drug Application for Libervant™ for epilepsy patients aged between two and five years, and asks the Court to vacate that approval and enjoin the defendants from approving Libervant™ for this pediatric patient population until January 10, 2027, the scheduled date for the expiration of the orphan drug market exclusivity granted to the nasal spray product of Neurelis, Inc. by the FDA. Aquestive intervened in the litigation to defend the approval of Libervant™ for this pediatric patient population and on June 25, 2024 the Court entered a scheduling order governing further proceedings in the case. No trial date has been set in this case. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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
These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of our product candidate Anaphylm™ (epinephrine) Sublingual Film through clinical development and approval by the FDA, including submission of supporting clinical studies and the NDA for Anaphylm in the near term and the following launch of Anaphylm, if approved by the FDA; that Anaphylm will be the first and only oral administration of epinephrine and accepted as an alternative to existing standards of care, if Anaphylm is approved by the FDA; the commercial opportunity of Anaphylm; the advancement and related timing of our Adrenaverse pipeline epinephrine prodrug product candidates, including AQST-108, through clinical development and regulatory approval process, including holding a pre-IND meeting with the FDA for AQST-108; the commercial opportunity of our Adrenaverse epinephrine prodrug platform and its ability to transform the Company; the continued expansion of market access and coverage, commercial and distribution capabilities and future market opportunity for Libervant™ (diazepam) Buccal Film for the indicated epilepsy patient population aged between two and five years; the advancement and related timing of Libervant for these epilepsy patients aged between six and eleven years through the clinical development and regulatory approval process; the approval for U.S. market access of Libervant for this patient population aged twelve years and older and overcoming the orphan drug market exclusivity of an FDA approved nasal spray product of another company extending to January 2027 for Libervant for these epilepsy patients six years of age and older; the focus on continuing to manufacture Suboxone®, Emylif®, Sympazan®, Ondif® and other licensed products and continued growth of these products over several years in the future and our ability to support the manufacture and supply of these products in the U.S. and abroad; the potential benefits our products could bring to patients; our cash requirements, cash funding and cash burn; short-term and longer term liquidity and the ability to fund our business operations; our growth and future financial and operating results and financial position, including with respect to our 2024 financial outlook; and business strategies, market opportunities, and other statements that are not historical facts.

These forward-looking statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with our development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials and plans, including those relating to Anaphylm (including for pediatric patients), AQST-108, Libervant for patients aged between six and eleven years, and the Company's other product candidates; risks associated with the Company’s distribution work for Libervant, including any delays or changes to the timing, cost and success of Company's distribution activities and expansion of market access to patients aged two to five for Libervant; risk of litigation brought by third parties relating to overcoming their orphan drug exclusivity of an FDA approved product for pediatric epilepsy patients between two to five years of age; risk of delays in advancement of the regulatory approval process through the FDA of Anaphylm, including the filing of the NDA for AQST-108 and our other product candidates or failure to receive FDA approval at all of any of these product candidates; risk of the Company’s ability to generate sufficient data in its PK/PD comparability submission for FDA approval of Anaphylm; risk of the Company’s ability to address the FDA’s comments on the Company’s future clinical trials and other concerns identified in the FDA Type C meeting minutes for Anaphylm, including the risk that the FDA may require additional clinical studies for approval of Anaphylm; risk of the success of any competing products; risk that we may not overcome the seven year orphan drug exclusivity granted by the FDA for the approved nasal spray product of another company in the U.S. in order for Libervant to be granted U.S. market access for patients aged between two and five years until the expiration of the exclusivity period in January 2027 or for other reasons; risks and uncertainties inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); risk of development of a sales and marketing capability for commercialization of our product Libervant and other product candidates including Anaphylm; risk of sufficient capital and cash resources, including sufficient access to available debt and equity financing, including under our ATM facility and the Lincoln Park Purchase Agreement, and revenues from operations, to satisfy all of our short-term and longer-term liquidity and cash requirements and other cash needs, at the times and in the amounts needed, including to fund commercialization activities relating to Libervant for patients between two and five years of age and to fund future clinical development and commercial activities for Anaphylm, should Anaphylm be approved by the FDA; risk that our manufacturing capabilities will be sufficient to support demand for Libervant for patients between two and five years of age and for older patients, should Libervant receive U.S. market access for these older patients, and for demand for our licensed products in the U.S. and abroad; risk of eroding market share for Suboxone® and risk as a sunsetting product, which accounts for the substantial part of our current operating revenue; risk of default of our debt instruments; risk related to government claims against Indivior for which we license, manufacture and sell Suboxone; risks related to the outsourcing of certain sales, marketing and other operational and staff functions to third parties; risk of the rate and degree of market acceptance in the U.S. and abroad of Libervant for epilepsy patients between two and five years of age, and for older epilepsy patients upon approval for U.S. market access of Libervant for these older epilepsy patients after the expiration of the orphan drug exclusivity period in January 2027; risk of the rate and degree of market acceptance in the U.S. and abroad of Anaphylm, AQST-108 and our other products and product candidates, should these product candidates be approved by the FDA, and for our licensed products in the U.S. and abroad; risk of the success of any competing products including generics, risk of the size and growth of our product markets; risk of compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to our products; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business including relating to our products and products candidates and product pricing, reimbursement or access therefor; risk of loss of significant customers; risks related to claims and legal proceedings including patent infringement, securities, business torts, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; risks related to any disruptions in our information technology networks and systems, including the impact of cyberattacks; risk of increased cybersecurity attacks and data accessibility disruptions due to remote working arrangements; risk of adverse developments affecting the financial services industry; risks related to inflation and rising interest rates; risks related to the impact of the COVID-19 global pandemic and other pandemic diseases on our business, including with respect to our clinical trials and the site initiation, patient enrollment and timing and adequacy of those clinical trials, regulatory submissions and regulatory reviews and approvals of our product candidates, availability of pharmaceutical ingredients and other raw materials used in our products and product candidates, supply chain, manufacture and distribution of our products and product candidates; risks and uncertainties related to general economic, political (including the Ukraine and Israel wars and other acts of war and terrorism), business, industry, regulatory, financial and market conditions and other unusual items; and other uncertainties affecting us including those described in the "Risk Factors" section and in other sections included in this Quarterly Report on Form 10-Q. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in the risk factors of the Company’s 2023 Annual Report on Form 10-K and our other Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update forward-looking statements, or outlook or guidance after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, except as may be required by applicable law. Readers should not rely on the forward-looking statements included in this Quarterly Report on Form 10-Q as representing our views as of any date after the date of the filing of this Quarterly Report on Form 10-Q.
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Aquestive,” the "Company,” “we,” “us,” and “our” refer to Aquestive Therapeutics, Inc.
Overview
Aquestive is a pharmaceutical company advancing medicines to bring meaningful improvement to patients’ lives through innovative science and delivery technologies. We are developing pharmaceutical products to deliver complex molecules through administrations that are alternatives to invasive and inconvenient standard of care therapies. We have a proprietary commercial product, Libervant for ages two to five, which was launched in April 2024. We have five licensed commercial products that are marketed by our licensees in the U.S. and around the world. We are the exclusive manufacturer of these licensed products. Aquestive also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. We are advancing a product pipeline for the treatment of severe allergic reactions, including anaphylaxis, and our Adrenaverse epinephrine platform. Our production facilities are located in Portage, Indiana, and our corporate headquarters and primary research laboratory facilities are based in Warren, New Jersey.
We manufacture licensed products at our facilities and anticipate that our current manufacturing capacity is sufficient for commercial quantities of our licensed products, proprietary product and product candidates currently in development. Our facilities have been inspected by the FDA, TGA, and DEA, and are subject to inspection by all applicable health agencies, including ANVISA and EMA. Not all collaborative or licensed products of the Company that may be commercially launched in the future will necessarily be manufactured by us.

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
On February 24, 2022, following a Phase 1 clinical study conducted by the Company, the FDA cleared our IND for Anaphylm, allowing for clinical investigation of Anaphylm in the U.S. The FDA confirmed that the 505(b)(2) regulatory approval pathway is acceptable for the development of Anaphylm. The FDA granted Fast Track designation of Anaphylm in March 2022.
Throughout 2022 and 2023, we reported positive topline data from several clinical studies evaluating multiple oral film formulations and dosage strengths of Anaphylm in healthy adult subjects, including cross over studies comparing the pharmacokinetics (PK) and pharmacodynamics (PD) of epinephrine delivered via Anaphylm compared to current standards of care, EpiPen® and manual intramuscular (IM) injectors. These studies demonstrated that treatment with Anaphylm was well tolerated, with no serious adverse events, significant medical events, or treatment-related severe adverse events reported. The data from these clinical studies formed the basis for the End-of-Phase 2 (EoP2) meeting with the FDA in December of 2022, which provided clarity as to the FDA’s expectations regarding key clinical program areas for design of revised dosing instructions expected for use in our pivotal clinical trial.
In the fourth quarter of 2023, we received comments from the FDA on its protocol for our pivotal clinical study for Anaphylm, which comments indicated that our proposed endpoints, sample size, and statistical analysis for the proposed pivotal clinical study were reasonable and provided clarity on PK sustainability with repeat-dose requirements. We incorporated the FDA’s feedback into the pivotal clinical study design, which study commenced in Q4 2023.
In January 2024, we successfully completed a Type C meeting with the FDA in which the FDA found that we had adequately addressed the FDA’s previous concerns noted in the EoP2 meeting, including addressing (1) the impact of any product hold time, (2) the potential for emesis (vomiting), and (3) the impact of potential mouth conditions such as angioedema (swelling), by removing product hold time from the administration instructions and providing additional information on how to characterize emesis in our NDA submission with the FDA. Regarding mouth conditions, the FDA recommended administering Anaphylm after oral exposure to a known allergen and assessing PK performance thereunder. This study replaced our previously planned angioedema study. In those comments, the FDA did not outline any new clinical development requirements for the Anaphylm program. The FDA reserved judgement on the sufficiency of the Anaphylm clinical development program until completion of ongoing and planned studies, the results of which are expected to be presented at a pre-NDA meeting with the FDA, which is expected to occur in the second half of 2024.
In March 2024, we released topline data from our pivotal clinical study for Anaphylm. The two-part, Phase 3, single-center, open-label, randomized study was designed to compare the PK and PD of single and repeat doses of Anaphylm versus single and repeat doses of the IM injection and epinephrine autoinjectors (EpiPen® and Auvi-Q®) in healthy adult subjects. The results of this study demonstrated that the primary endpoint of epinephrine PK biocomparability of the single administration of Anaphylm to the single administration of Adrenalin (epinephrine IM injection) and autoinjectors in healthy adult subjects was met, as well as the secondary endpoints which included evaluating the PK sustainability of Anaphylm following repeat administration and the safety and tolerability of Anaphylm following single and repeat administrations versus epinephrine IM injection and epinephrine autoinjectors.
In June 2024, we reported positive topline pharmacokinetic (PK) data from the temperature / pH study of Anaphylm™. The single-dose, five-period, randomized crossover study was designed to compare the PK and pharmacodynamics (PD) of Anaphylm just after consuming normal water at different temperatures (hot, cold, and room temperature) as well as water of different pHs (acidic- lemon water, and basic- baking soda water). The most consumed beverages, such as soda, milk, coffee, and juice, have acidity between lemon water and normal water. The primary PK parameters were the maximum amount of epinephrine measured in plasma (Cmax) and exposure, or the area under the curve (AUC), at predefined time points after dosing, in 30 healthy adult subjects. Topline PK and PD data from the study showed no statistically significant difference in PK and PD results between the different groups based on temperature and pH variability in the mouth.
In July 2024, we reported positive topline data from the self-administration PK study of Anaphylm. The single-dose, three-period, randomized crossover study was designed to compare the PK and PD of Anaphylm self-administered, Anaphylm healthcare provider (HCP)-administered, and Adrenalin manual intramuscular (IM) injection HCP- administered. The primary PK parameters were the maximum amount of epinephrine measured in plasma (Cmax) and exposure, or the area under the curve (AUC), at predefined time points after dosing in 36 healthy adult subjects. The median time to maximum concentration (Tmax) was 15 minutes for both the Anaphylm self-administered and HCP-administered arms, while the median Tmax for the Adrenalin IM HCP administered arm was 50 minutes post administration. Also, there was no statistical difference between the Anaphylm self-administered and HCP- administered arms of the study based on a comparison of epinephrine exposures across the first 60 minutes post-administration. Topline PD data from the study showed no difference in the median increase in systolic blood pressure, diastolic blood pressure, and heart rate whether Anaphylm is self-administered or HCP-administered.
We are conducting additional studies for Anaphylm in line with our stated timeline. FDA feedback on the allergen exposure study was recently received, and we remain on track to complete the oral allergy syndrome challenge study late in the third quarter or early fourth quarter of 2024. We plan to request a pre-NDA meeting with the FDA in the third quarter of of 2024 and to commence the pediatric study for Anaphylm in patients from the ages of 7 to 17 (weight greater than or equal to 30 kgs) immediately after the pre-NDA meeting based on feedback from the FDA. Once the pediatric study is completed, we will file our NDA. We expect to begin the NDA submission with the FDA in December 2024 and complete the NDA submission in the first quarter of 2025. If the FDA approves the NDA for Anaphylm, we expect to initiate a launch the product at the end of 2025 or in the first quarter of 2026 assuming the completion of the NDA submission in the first quarter of 2025.
•AQST-108 (epinephrine) topical gel – Our product candidate, AQST-108 is composed of the prodrug dipivefrin which is enzymatically cleaved into epinephrine after administration. Dipivefrin is currently available outside of the U.S. for ophthalmic indications. A topical gel formulation delivering systemic epinephrine has been developed by Aquestive for the treatment of conditions other than anaphylaxis. Based on topline results of a prior Phase 1 PK trial in 28 healthy adult volunteers conducted by Aquestive, AQST-108 was generally well-tolerated, with systemic adverse events observed that are consistent with the known adverse events profile for epinephrine. Additional indications and delivery methods are currently being explored for AQST-108 under the Adrenaverse platform which contains a library of over twenty epinephrine prodrugs that can control absorption and conversion rates across a variety of dosage forms and delivery sites. Although epinephrine is a vasoconstrictor and does not penetrate well through the skin, we believe that AQST-108 may allow for topical absorption, thereby creating the potential treatment for a variety of dermatological conditions. Based on preclinical data, we have seen rapid absorption of AQST-108 across porcine tissue. We have completed an initial formulation of a topical product using AQST-108 and have initiated testing ascending doses of the formulation in humans. Upon completion of the preclinical and feasibility work relating to this program, we expect to request a pre-IND meeting for AQST-108 with the FDA in the fourth quarter of 2024 and are planning to initiate a Phase 2a study in the first half of 2025. We plan to provide additional information about specific potential indications and market opportunities for AQST-108 in the second half of 2024.
Proprietary CNS Product
We believe the application of our proprietary PharmFilm® technology is particularly valuable and relevant to patients suffering from certain CNS disorders to meet patients’ unmet medical needs and to solve patients’ therapeutic problems. Additionally, our know-how and proprietary position have broad application beyond CNS, and we plan to explore the applications of PharmFilm in other disease areas. Our most advanced asset within our proprietary CNS portfolio, focused in epilepsy, is as follows:
•Libervant™ – a buccally, or inside of the cheek, administered soluble film formulation of diazepam is our most advanced proprietary product. Aquestive developed Libervant as an alternative to device-dependent rescue therapies currently available to patients with refractory epilepsy, which are a rectal gel and nasal sprays.
On April 26, 2024, the FDA approved Libervant for U.S. market access for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy between two and five years of age. The only other current FDA approved product for these epilepsy patients between two and five years of age is a diazepam rectal gel. We launched Libervant for patients between the ages of two and five years and expect to expand our commercial activities for this pediatric patient population with up to ten sales representatives in the third quarter of 2024. We are also expanding our distribution network and expect to have national retail distribution capabilities in place by the fourth quarter of 2024, as well as broadening Medicaid and commercial coverage in the coming months. Medicaid accounts for up to fifty percent of all prescriptions among this pediatric patient population.
Prior to the FDA approval of Libervant for patients between two to five years old, the FDA granted tentative approval in August 2022 for Libervant for the same indication in patients with epilepsy 12 years of age and older, finding that Libervant had met all required quality, safety, and efficacy standards for approval. However, due to an existing FDA regulatory grant of orphan drug market exclusivity for a diazepam nasal spray product sold by another company for use in patients 6 years of age and older, the FDA determined that Libervant was not yet eligible for marketing in the United States for this patient population of 12 years of age and older. We expect to file for FDA approval of these epilepsy patients aged between six and twelve years prior to the expiration of the orphan drug marketing exclusivity block of the nasal spray product. As a result of the orphan drug marketing exclusivity granted by the FDA to the nasal spray product, the FDA cannot give final approval for U.S. market access for Libervant for any age group of 6 and above until the expiration or inapplicability of the orphan drug market exclusivity, including, for example, by a reversal of the FDA’s decision and determination that Libervant is “clinically superior” to Valtoco. However, overcoming the orphan drug marketing exclusivity determination is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such market exclusivity and approve Libervant for U.S. market access for this age group of six years and older earlier than January 2027, the scheduled date for expiration of orphan drug market exclusivity. See “Licensed Commercial Products, Product Candidates and Other Products – Libervant” for a discussion of the licensing arrangement for Libervant.
Licensed Commercial Products, Product Candidates and Other Products
Our portfolio also includes other products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the years ended December 31, 2023 and 2022, our licensed product portfolio generated $50.6 million and $47.7 million in revenue to Aquestive, respectively. In the six months ended June 30, 2024 and 2023, our licensed product portfolio generated $32,152 and $24,375 in revenue to Aquestive, respectively. Those products include:
•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone was launched by our licensee, Indivior, in 2010. Suboxone is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone and have produced over 2.7 billion doses of Suboxone since its launch in 2010. As of June 30, 2024, Suboxone branded products retain approximately 29% film market share as generic film-based products have penetrated this market. We have filed patent infringement lawsuits against certain companies relating to generic film-based products for buprenorphine-naloxone. More details regarding these lawsuits are described in the accompanying unaudited condensed financial statements, Note 19, Contingencies, contained herein.
•Exservan® – an oral film formulation of riluzole, has been developed by the Company for the treatment of ALS. We believe that Exservan can bring meaningful assistance to patients who are diagnosed with ALS and face difficulties swallowing traditional forms of medication. Exservan was approved by the FDA on November 22, 2019. During the fourth quarter of 2019, we announced the grant of a license to Zambon for the development and commercialization of Exservan in the European Union (or EU) for the treatment of ALS. Zambon is a multinational pharmaceutical company with a focus on the CNS therapeutic area. Under the terms of the license agreement with Zambon, an upfront payment was paid to Aquestive for the development and commercialization rights of Exservan in the EU, and Aquestive will be paid development and sales milestone payments and low double-digit royalties on net sales of the product in the EU. Zambon is responsible for the regulatory approval and marketing of Exservan in the countries where Zambon seeks to market the product, which it markets as Emylif®, and Aquestive is responsible for the development and manufacture of the product. During the second quarter of 2023, Aquestive received a $0.5 million milestone payment in connection with the first commercial sale in the first country in the licensed territory for Exservan pursuant to the terms of the license agreement with Zambon.
In January 2021, we announced that the Company granted an exclusive license to MTPA for the commercialization in the United States of Exservan. MTPA is a multinational pharmaceutical company with a focus on patients with ALS. The product was launched by MTPA in June 2021. Under the terms of the MTPA license agreement, Aquestive was the exclusive manufacturer and supplier of Exservan for MTPA in the United States. Exservan was developed to potentially fulfill a critical need for ALS patients, given it can be administered safely and easily, twice daily, without water. In June 2024, the Company and MTPA mutually agreed to terminate the MTPA Licensing Agreement. See Note 5, Material Agreements to our accompanying unaudited condensed financial statements for details.
In March 2022, we announced the grant of an exclusive license to Haisco for Haisco to develop and commercialize Exservan for the treatment of ALS in China. Haisco is a China-based public pharmaceutical company. Haisco will lead the regulatory and commercialization activities for Exservan in China. Aquestive was the exclusive sole manufacturer and supplier for Exservan in China. Under the terms of license agreement with Haisco, as amended, Aquestive received a $7.0 million upfront payment in September 2022, and was to receive regulatory milestone payments, double-digit royalties on net sales of Exservan in China, and earn manufacturing revenue upon the sale of Exservan in China. In June 2024, the Company and Haisco mutually agreed to terminate the Haisco Agreement. See Note 5, Material Agreements to our accompanying unaudited condensed financial statements for details.
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
~~•~~Zuplenz® – an oral soluble film formulation of ondansetron, a 5-HT antagonist, was developed for the treatment of nausea and vomiting associated with chemotherapy and post-operative recovery. Ondansetron is available as branded and generic products as intravenous injections, intramuscular injections, orally dissolving tablets, oral solution tablets, and film. We licensed commercial rights for Zuplenz to Hypera in Brazil (which Hypera markets as Ondif®). Hypera received approval to market Zuplenz in Brazil from ANVISA on February 21, 2022. Aquestive manufactures and supplies Ondif to Hypera. We licensed commercial rights for Zuplenz to Fortovia in the United States, Canada, and China. Fortovia launched Zuplenz in the United States in 2015. We had been the sole and exclusive manufacturer of Zuplenz for Fortovia. On August 31, 2020, Fortovia filed a Chapter 11 bankruptcy proceeding in the Bankruptcy Court for the Eastern District of North Carolina. On January 29, 2021, the Bankruptcy Court approved an agreement pursuant to which the license and supply agreement between Aquestive and Fortovia was terminated, and all rights to commercialize Zuplenz returned to us, effective January 30, 2021. The Company submitted a request for voluntary withdrawal of NDA 022524, Zuplenz, as the product is no longer marketed in the U.S. The request is currently being processed by FDA.
•Azstarys® – an FDA-approved, once-daily product for the treatment of ADHD in patients age six years or older. AZSTARYS consists of serdexmethylphenidate, a prodrug of d-methylphenidate (d-MPH), co-formulated with immediate release d-MPH. In March 2012, the Company entered into an agreement with Zevra (formerly KemPharm, Inc.) to terminate a Collaboration and License Agreement entered into by the Company and Zevra in April 2011. Under this termination arrangement, the Company has the right to participate in any and all value that Zevra may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving Zevra and collaborations, royalty arrangements, or other transactions from which Zevra may realize value from these compounds, including the product Azstarys. On March 2, 2021, Zevra announced FDA approval of Azstarys for the treatment of ADHD. Pursuant to the terms of the March 2012 agreement with Zevra, the Company has begun to receive milestone revenues for Azstarys.
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
•Sympazan® – an oral soluble film formulation of clobazam used for the treatment of seizures associated with a rare, intractable form of epilepsy known as Lennox-Gastaut syndrome, or LGS, in patients aged two years of age or older, was approved by the FDA on November 1, 2018. We commercially launched Sympazan in December 2018. On

October 26, 2022, the Company entered into the Assertio Agreement with Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc., pursuant to which the Company granted an exclusive, worldwide license of its intellectual property for Sympazan to Assertio during the term of that agreement for an upfront payment of $9.0 million. Additionally, the Company subsequently received from Assertio a $6.0 million milestone payment upon the Company's receipt of a notice of allowance from the United States Patent and Trademark Office of its patent application U.S. Serial No. 16/561,573, and payment of the related allowance fee. The Company is the exclusive sole manufacturer and supplier of Sympazan for Assertio and will receive manufacturing fees from Assertio for the product through the expiration of such supply agreement.
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
We will continue to manage business costs to prepare for a potential future decline in Suboxone revenue and other external factors affecting our business, as we continue to focus on our core business:
•Continuing the development of Anaphylm and AQST-108; and
•Commercializing Libervant after approval from the FDA on April 26, 2024 for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity that are distinct from a patient’s usual seizure pattern in pediatric patients with epilepsy between two and five years of age.
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
Interest expense related to royalty obligations
In connection with the issuance of the 13.5% Notes, we entered into the Royalty Rights Agreements with each of the Note Holders granting the Note Holders a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm (epinephrine) Sublingual Film for a period of eight years from the first sale of Anaphylm on a global basis. The Note Holders are also entitled to a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant (diazepam) Buccal Film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant. These royalty agreements are classified as debt, and the value of the $45,000 13.5% Notes has been allocated between debt and the Royalty Obligations based on their relative fair market values. The excess of future estimated royalty payments of $56,926 over the $13,856 of the allocated fair value is recognized as a discount related to the Royalty Right Agreements and is amortized as interest expense using the effective interest method. The 13.5% Notes are discussed in Note 13, Long-Term Debt to our Condensed Financial Statements.
Interest expense related to the sale of future revenue
On November 3, 2020, we entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, we sold to Marathon all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through June 30, 2024 under the Monetization Agreement.
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
Interest income and other income, net
Interest income and other income, net consists of earnings derived from an interest-bearing account, and other miscellaneous income and expense items. The interest-bearing account has no minimum amount to be maintained in the account nor any fixed length of period for which interest is earned.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenues:
The following table sets forth our revenue data for the periods indicated.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except %)	2024	2023	$	%	2024	2023	$	%
Manufacture and supply revenue	$8,123	$11,636	$(3,513)	(30%)	$18,641	$21,398	$(2,757)	(13%)
License and royalty revenue	11,220	1,481	9,739	658%	12,352	2,400	9,952	415%
Co-development and research fees	756	124	632	510%	1,159	577	582	101%
Total revenues	$20,099	$13,241	$6,858	52%	$32,152	$24,375	$7,777	32%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
For the three months ended June 30, 2024, total revenues increased 52%, or $6,858 compared to the same period in the prior year due to certain one-time increases in license and royalty revenue and co-development and research fees, partially offset by decreases in manufacture and supply revenue.
Manufacture and supply revenue decreased approximately 30%, or $3,513 for the three months ended June 30, 2024 compared to the same period in the prior year. This decrease was primarily due to a 26%, or $2,347 decrease in Suboxone revenue and a 53%, or $956 decrease in Ondif revenue that were attributable to a decrease in volume due to timing of orders.
License and royalty revenue increased 658%, or $9,739 for the three months ended June 30, 2024 compared to the same period in the prior year. This increase was primarily due to the one-time recognition of deferred revenues of $7,000 due to the termination of the Licensing and Supply Agreement with Haisco and of $3,317 due to the termination of the Licensing Agreement with MTPA. This increase was partially offset by a $500 decrease in license revenue recognized in the prior period for Azstarys from Zevra.
Co-development and research fees increased 510%, or $632 for the three months ended June 30, 2024 compared to the same period in the prior year. The increase was driven by the timing of the achievement of research and development performance obligations which are expected to fluctuate from among reporting periods.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
For the six months ended June 30, 2024, total revenues increased 32%, or $7,777 compared to the same period in the prior year. The increase was primarily due to certain one- time increases in license and royalty revenue and co-development and research fees, partially offset by decreases in manufacture and supply revenue.
Manufacture and supply revenue decreased approximately 13%, or $2,757 for the six months ended June 30, 2024 compared to the same period in the prior year. This decrease was primarily due to a 74%, or $2,452 decrease in Ondif revenue attributable to a decrease in volume due to timing of orders and a 3%, or $490 decrease in Suboxone revenue mainly due to retroactive price increases in the prior period. These decreases were partially offset by a $457 increase in Exservan revenues from Zambon. As part of the Indivior Amendment 11 to the Commercial Exploitation Agreement, we received retroactive price increases related to 2022 Suboxone purchases in the amount of $1,682 which was recognized in Manufacture and supply revenue in the six months ended June 30, 2023. There were no retroactive price adjustments included in Manufacture and supply revenue for the six months ended June 30, 2024.
License and royalty revenue increased 415%, or $9,952 for the six months ended June 30, 2024 compared to the same period in the prior year. This increase was primarily due to the one-time recognition of deferred revenue of $7,000 due to the termination of the Licensing and Supply Agreement with Haisco and of $3,317 due to the termination of the Licensing Agreement with MTPA. These increases were partially offset by a $500 decrease in license revenue recognized in the prior period for Azstarys from Zevra.

Co-development and research fees increased 101% or $582 for the six months ended June 30, 2024 compared to the same period in the prior year. The increase was driven by the timing of the achievement of research and development performance obligations which are expected to fluctuate among reporting periods.
Expenses, Interest Income and Other Income:

The following table sets forth our expenses and income for the periods indicated.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except %)	2024	2023	$	%	2024	2023	$	%
Manufacture and supply	$4,526	$6,617	$(2,091)	(32%)	$8,915	$11,354	$(2,439)	(21%)
Research and development	4,162	3,473	689	20%	10,094	7,020	3,074	44%
Selling, general and administrative	11,356	7,360	3,996	54%	22,045	14,815	7,230	49%
Interest expense	2,779	1,373	1,406	102%	5,563	2,808	2,755	98%
Interest expense related to royalty obligations	1,358	—	1,358	N/M	2,716	—	2,716	N/M
Interest expense related to the sale of future revenue	58	55	3	5%	116	107	9	8%
Interest income and other income, net	(1,395)	(129)	(1,266)	N/M	(1,724)	(14,642)	12,918	N/M
Loss on extinguishment of debt	—	—	—	—%	—	(353)	353	N/M
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Manufacture and supply costs and expenses decreased 32% or $2,091 for the three months ended June 30, 2024 compared to the same period in the prior year. The decrease was largely due to lower volume of strips sold, changes in product mix and lower costs related to production.
Research and development expenses increased 20% or $689 for the three months ended June 30, 2024 compared to the same period in the prior year. The increase in Research and development expenses is primarily due to clinical trial costs associated with the continued advancement of the Anaphylm program, an increase in personnel costs, and an increase in share-based compensation. The tables below provide a breakdown of the major costs included in total Research and development expenses and project costs by type of expense for each of the main clinical development projects in which we are engaged for each period presented:

	Three Months Ended June 30,		Change
(In thousands)	2024	2023	$	%
Clinical Trials	$1,509	$1,184	$325	27%
Development and Manufacturing	60	146	(86)	(59%)
Product Research Expenses	131	288	(157)	(55%)
Total Project Expenses	1,700	1,618	82	5%
Preclinical	154	112	42	38%
R&D personnel costs	1,731	1,404	327	23%
Consulting and outside services	54	61	(7)	(11%)
Share-based compensation	308	101	207	205%
Depreciation/amortization	18	23	(5)	(22%)
All other R&D	197	154	43	28%
Total	$4,162	$3,473	$689	20%

	Three Months Ended June 30,
	2024	2023		2024	2023		2024	2023
	Total		% inc / dec	Anaphylm		% inc / dec	Libervant		% inc / dec
Clinical Trials	$1,509	$1,184	27%	$1,509	$1,168	29%	$—	$16	N/M
Development and Manufacturing	60	146	(59%)	60	146	(59%)	—	—	N/M
Product Research Expenses	131	288	(55%)	131	79	66%	—	209	N/M
Total Project Expenses	$1,700	$1,618	5%	$1,700	$1,393	22%	$—	$225	N/M
During the three months ended June 30, 2024, total project expenses for Anaphlym increased 22%, or $307 over the same period in 2023. During the three months ended June 30, 2024, Anaphlym clinical trial expenses and product research expenses increased $341 and $52, respectively, over the same period in 2023, partially offset by decreases in development and manufacturing of $86. During the three months ended June 30, 2024, clinical trial expenses for Anaphlym of $1,509 were primarily due to clinical trial costs associated with the continued advancement of the Anaphylm program. During the three months ended June 30, 2023, clinical trial expenses for Anaphlym of $1,168 were related to the activities leading up to the Phase 3 PK Study. During the three months ended June 30, 2023, product research expenses for Libervant of $209 were primarily due to data integration and modeling work.
R&D personnel costs increased by 23% or $327, for the three months ended June 30, 2024 compared to the same period in 2023 due to additional headcount. R&D share based compensation increased by $207, or 205% primarily related to awards granted to our Chief Medical Officer upon his commencement of employment and the effect of new grants in 2024 to R&D personnel.
All other R&D expenses include rent, utilities, maintenance and other expenses and fees.
Selling, general and administrative expenses increased 54% or $3,996 for the three months ended June 30, 2024 as compared to the same period in the prior year. The increase primarily represents higher personnel costs of approximately $500, higher share-based compensation expenses of $640, higher regulatory and licensing fees of $360 related to the regulatory fee for Libervant, higher consulting costs of $660, higher expenses of $1,640 due to a change in the allocation of manufacture and supply costs compared to the prior period and other expenses, partially offset by decreases in other general and administrative costs including insurance expense.
Interest expense increased 102% or $1,406 for the three months ended June 30, 2024 compared to the same period in the prior year. The increase was mostly driven by the increased amortization of debt issuance costs and discounts on the 13.5% Notes refinancing in November 2023 for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Interest expense related to royalty obligations represents amortization of the discount on the royalty obligations. For the three months ended June 30, 2024, the amount was $1,358. This amount is due to the accounting associated with the royalty obligations as part of the 13.5% Notes issuance. There were no expenses related to the royalty obligations in the same period in 2023.
Interest expense related to the sale of future revenue was $58 and $55 for the three months ended June 30, 2024 and June 30, 2023, respectively, and represents amortization of the issuance costs. These amounts are due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and do not represent or imply a monetary obligation or cash outflow at any time during the life of the transaction. In June 2023, Sunovion announced that it had voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets. Therefore, the Company likely will not receive any of the additional contingent payments under the Monetization agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022. See Note 15, Sale of Future Revenue to our Condensed Financial Statements for details.
Interest income and other income, net was $1,395 for the three months ended June 30, 2024 which primarily represents a gain of $1,500 on the termination of a license and supply agreement, which was partially offset by the adjustment of $1,200 to the remaining balance of the intangible asset due to the termination of the agreement, and higher investment income due to a higher cash balance invested in interest-bearing accounts.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Manufacture and supply costs and expenses decreased 21% or $2,439 for the six months ended June 30, 2024 compared to the same period in the prior year. The decrease was largely due to lower volume of strips sold, changes in product mix, and lower costs related to production.
Research and development expenses increased 44% or $3,074 for the six months ended June 30, 2024 compared to the same period in the prior year. Research and development expenses are driven primarily by the timing of clinical trial and other product development activities associated with our pipeline. The tables below provide a breakdown of the major costs included in total Research and development expenses and project costs by type of expense for each of the main clinical development projects in which we are engaged for each period presented:

	Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%
Clinical Trials	$5,087	$2,580	$2,507	97%
Development and Manufacturing	194	321	(127)	(40%)
Product Research Expenses	372	424	(52)	(12%)
Total Project Expenses	5,653	3,325	2,328	70%
Preclinical	237	121	116	96%
R&D personnel costs	3,265	2,807	458	16%
Consulting and outside services	59	203	(144)	(71%)
Share-based compensation	478	173	305	176%
Depreciation/amortization	38	48	(10)	(21%)
All other R&D	364	343	21	6%
Total	$10,094	$7,020	$3,074	44%

	Six Months Ended June 30,
	2024	2023		2024	2023		2024	2023		2024	2023
	Total		% inc / dec	Anaphylm		% inc / dec	AQST-108		% inc / dec	Libervant		% inc / dec
Clinical Trials	$5,087	$2,580	97%	$4,484	$2,564	75%	$586	$—	N/M	$17	$16	6%
Development and Manufacturing	194	321	(40%)	179	321	(44%)	15	—	N/M	—	—	N/M
Product Research Expenses	372	424	(12%)	184	209	(12%)	188	—	N/M	—	215	N/M
Total Project Expenses	$5,653	$3,325	70%	$4,847	$3,094	57%	$789	$—	N/M	$17	$231	N/M
During the six months ended June 30, 2024, total project expenses for Anaphlym increased 57%, or $1,753 over the same period in 2023. During the six months ended June 30, 2024, clinical trial expenses for Anaphlym increased 75% or $1,920 over the same period in 2023 offset by decreases in development and manufacturing and product research expenses of $142 and $25, respectively. During the six months ended June 30, 2024, clinical trial expenses for Anaphlym of $4,484 were primarily due to clinical trial costs associated with the continued advancement of the Anaphylm program. During the six months ended June 30, 2023, clinical trial expenses for Anaphlym of $2,564 were related to the activities leading up to the Phase 3 PK Study. During the six months ended June 30, 2024, total project expenses for AQST-108 increased $789 over the same period in 2023 and were related to feasibility work for AQST-108. During the six months ended June 30, 2023, product research expenses for Libervant of $215 were primarily due to data integration and modeling work.
R&D personnel costs increased by 16%, or $458, for the six months ended June 30, 2024. as compared to the same period in 2023, due to additional headcount. R&D share-based compensation increased by $305, or 176%, which was primarily related to awards granted to our Chief Medical Officer upon his commencement of employment and the effect of new grants in 2024 to R&D personnel.
All other R&D expenses include rent, utilities, maintenance and other expenses and fees.
Selling, general and administrative expenses increased 49% or 7,230 for the six months ended June 30, 2024 as compared to the same period in the prior year. The increase primarily represents higher personnel costs of approximately

$1,600, one-time severance costs of approximately $1,100, higher share-based compensation expenses of $1,260, higher regulatory and licensing fees of approximately $360, higher expenses of $2,570 due to a year-over-year change in the allocation of manufacture and supply costs, and higher consulting expenses of approximately $940 and other expenses, partially offset by lower legal fees of $830, and decreases in other general and administrative costs including insurance expense.
Interest expense increased 98% or $2,755 for the six months ended June 30, 2024 as compared to the same period in the prior year. The increase was mostly driven by the increased amortization of debt issuance costs and discounts on the 13.5% Notes refinancing in November 2023 for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Interest expense related to royalty obligations represents amortization of the discount on the royalty obligations. For the six months ended June 30, 2024, the amount was $2,716. This amount is due to the accounting associated with the royalty obligations as part of the 13.5% Notes issuance. There were no expenses related to the royalty obligations in the same period in 2023.
Interest expense related to the sale of future revenue was $116 and $107 for the six months ended June 30, 2024 and June 30, 2023, respectively, and represents amortization of the issuance costs. These amounts are due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and do not represent or imply a monetary obligation or cash outflow at any time during the life of the transaction. In June 2023, Sunovion announced that it had voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets. Therefore, the Company likely will not receive any of the additional contingent payments under the Monetization agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022. See Note 15, Sale of Future Revenue to our Condensed Financial Statements for details.
Interest and other income, net was $1,724 for the six months ended June 30, 2024, as compared to interest and other income, net of $14,642 for the six months ended June 30, 2023. The decrease by $12,918 is due to other income of $6,000 related to the Amendment 11 to the Indivior Commercial Exploitation Agreement, $8,500 related to the patent litigation settlement with BioDelivery Sciences International, Inc. and the receipt of the ERTC, which were recognized in the six months ended June 30, 2023 and did not reoccur during the comparable period. During the six months ended June 30, 2024, we recognized a gain of $1,500 on the termination of a license and supply agreement, which was partially offset by the adjustment of $1,200 to the remaining balance of the intangible asset due to the termination of the agreement and higher investment income due to a higher cash balance invested in interest-bearing accounts.
Liquidity and Capital Resources
Sources of Liquidity
We had $89,870 in cash and cash equivalents as of June 30, 2024. While our ability to execute our business objectives and achieve profitability over the longer term cannot be assured, our on-going business, existing cash and cash equivalents, expense management activities, as well as access to the equity capital markets, including through the ATM facility and under the Lincoln Park Purchase Agreement, provide near term liquidity for us to fund our operating needs for at least the next twelve months as we continue to execute our business strategy. As discussed below, on November 1, 2023, we issued $45,000 in aggregate principal amount of 13.5% Notes due November 1, 2028. A portion of the net proceeds from this transaction was used to redeem all of the outstanding 12.5% Notes and to pay expenses relating to that offering, with the balance of the proceeds to be used for general corporate purposes.
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
During the six months ended June 30, 2023, we redeemed $5,647 of our outstanding 12.5% Notes. We also paid $353 in prepayment premium as result of the early retirement of debt which was reflected as a loss on extinguishment of debt in our Condensed Statements of Operations and Comprehensive (Loss) Income for the six months ended June 30, 2023. The prepayments along with the scheduled principal payments of $6,878 in the first half of 2023 reduced the net balance of the 12.5% Notes outstanding in the aggregate to $38,975 as of June 30, 2023.
We established our first ATM facility in September 2019, and since inception to June 30, 2024, we have sold 19,857,518 shares of Common Stock which has generated net cash proceeds of approximately $60,558, net of commissions and other transactions costs of $3,085. On April 3, 2024, we filed a new shelf registration statement on Form S-3 to register the offer and sale of up to $250,000 worth of shares of Common Stock ("Registration Statement No. 333-278498" or the "2024

Registration Statement"), that was declared effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement was a $100,000 ATM facility pursuant to the Amended Equity Distribution Agreement with Piper Sandler & Co.
During the three months ended June 30, 2024, there were no shares of Common Stock sold under the ATM facility. For the six months ended June 30, 2024, we sold 4,557,220 shares of Common Stock under the ATM facility which provided net proceeds of approximately $11,855 after deducting commissions and other transaction costs of $530. For the six months ended June 30, 2023, we sold 3,060,559 shares under the ATM facility which provided net proceeds of approximately $5,090 after deducting commissions and other transaction costs of $312.
On April 12, 2022, we entered into the Lincoln Park Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations under the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of our Common Stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that we will not issue, and Lincoln Park will not purchase, shares of Common Stock if it would result in their beneficial ownership exceeding 9.99%. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our Common Stock. In 2022, we sold 1,600,000 shares in addition to 236,491 commitment shares, which provided proceeds of approximately $1,987 in connection with the Lincoln Park Purchase Agreement. We did not sell shares in connection with the Lincoln Park Purchase Agreement in 2023 or in the six months ended June 30, 2024. We have no current intent to use the Lincoln Park facility.
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
On March 22, 2024, we completed the Underwritten Public Offering of 16,666,667 shares of our common stock at the public offering price of $4.50 per share. In addition, pursuant to the partial exercise of the underwriters' option, on April 22, 2024, we sold an additional 559,801 shares of Common Stock. Net proceeds from the Underwritten Public Offering, including the exercise of underwriters' option were $72,868, after deducting underwriting discounts of $4,651. In addition to the underwriting discounts related to this offering, we incurred professional fees and other costs totaled $894 as of June 30, 2024.

Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash (used for) provided by operating activities	$(17,390)	$909
Net cash used for investing activities	(64)	(828)
Net cash provided by (used for) financing activities	83,452	(4,918)
Net increase (decrease) in cash and cash equivalents	$65,998	$(4,837)
Net cash (used for) provided by operating activities
Net cash used for operating activities for the six months ended June 30, 2024 increased by $18,299 compared to the same period in the prior year. The increase in cash used for operating activities was primarily related to the change in net (loss) income of $17,849 and deferred revenue of $15,275, which was attributed to the recognition of deferred revenues due to the termination of license and supply agreements during the three months ended June 30, 2024, and changes in other current liabilities, partially offset by decreases in trade and other receivables of $7,214. Other changes were mainly due to higher amortization of debt issuance costs and discounts of $5,227 on the 13.5% Notes refinancing in November 2023 and an increase in share-based compensation of $2,144 as compared with the six months ended June 30, 2023.
Net cash used for investing activities
Net cash used for investing activities for the six months ended June 30, 2024 decreased by $764 compared to the same period in the prior year. The use of cash was related to capital expenditures.
Net cash provided by (used for) financing activities
Net cash provided by financing activities for the six months ended June 30, 2024 increased by $88,370 compared to the same period in the prior year. The increase was primarily related to the Underwritten Public Offering which provided net proceeds of $71,974, higher ATM proceeds of $6,727 due to higher volumes and Common Stock prices as compared to the six months ended June 30, 2023, largely offset by the 12.5% Notes principal payments and premium paid to retire debt in the six months ended June 30, 2023.
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
On March 22, 2024, we completed the Underwritten Public Offering of 16,666,667 shares of our common stock at the public offering price of $4.50 per share. In addition, pursuant to the partial exercise of the underwriters' option, on April 22, 2024, we sold an additional 559,801 shares of Common Stock. Net proceeds from the Underwritten Public Offering, including the exercise of underwriters' option were $72,868 after deducting underwriting discounts of $4,651. In addition to the underwriting discounts related to this offering, we incurred professional fees and other costs totaled $894 as of June 30, 2024.
We intend to use the net proceeds received from these transactions, together with the Company’s existing cash and cash equivalents, primarily to advance the development and commercialization of the Company's product pipeline, including Libervant, for the treatment of seizure clusters in epilepsy patients between two and five years of age, and Anaphylm, and for working capital, capital expenditures and general corporate purposes. We can provide no assurance that any of these sources of funding, either individually or in combination, will be available on reasonable terms, if at all, or sufficient to fund our business objectives. In addition, we may be required to utilize available financial resources sooner than expected. We have based our expectation on assumptions that could change or prove to be inaccurate, due to unrelated factors including factors arising in the capital markets, asset monetization markets, regulatory approval process, and regulatory oversight and other factors. Key factors and assumptions inherent in our planned continued operations and anticipated growth include, without limitation, those related to the following:
•continued ability of our customers to pay, in a timely manner, for presently contracted and future anticipated orders for our manufactured products, including effects of generics and other competitive pressures as currently envisioned;

•continued ability of our customers to pay, in a timely manner, for presently contracted and future anticipated orders for provided co-development and feasibility services, as well as regulatory support services for recently licensed products;
•access to debt or equity markets if, and at the time, needed for any necessary future funding, including our ability to access funding through our ATM facility and under the Lincoln Park Purchase Agreement, should we choose to access those facilities;
•continuing review and appropriate adjustment of our cost structure consistent with our anticipated revenues and funding;
•continued growth and market penetration of Sympazan, including anticipated patient and physician acceptance and our licensee’s ability to obtain adequate reimbursement and payment support from government agencies and other private medical insurers;
•effective commercialization within anticipated cost levels and expected ramp-up timeframes of our product Libervant for pediatric patients between two and five years of age;
•infrastructure and administrative costs at expected levels to support operations as an FDA and highly regulated public company;
•a manageable level of costs for ongoing efforts to protect our intellectual property rights and litigation matters in which we are involved;
•continued compliance with all covenants under our 13.5% Notes, including our ability to comply with our debt service obligations as required thereunder; and
•absence of significant unforeseen cash requirements.
We expect to continue to manage business costs to appropriately reflect the anticipated general decline in Suboxone revenue, and other external resources or factors affecting our business including, if available, future equity financing, other future access to the capital markets or other potential available sources of liquidity. In doing so, we plan to continue to focus on the core drivers of value for our stockholders, including, more importantly, continued investments in our ongoing product development activities in support of Anaphylm and AQST-108. Until profitability is achieved, if at all, additional capital and/or other financing or funding will be required, which could be material, to further advance the commercialization of Libervant for pediatric patients between two and five years of age and development and commercialization of Anaphylm and AQST-108, if approved by the FDA, and to meet our other cash requirements, including debt service, specifically our 13.5% Notes. We plan to conservatively manage our launch spending as to both timing and level relating to Libervant in light of the approval of Libervant by the FDA for patients between two and five years of age. Even as such, we expect to incur losses and negative cash flows for the foreseeable future and, therefore, we expect to be dependent upon external financing and funding to achieve our operating plan.
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
If adequate funds are not available for our short-term or longer-term liquidity needs and cash requirements as and when needed, we would be required to engage in expense management activities such as reducing staff, delaying, significantly scaling back, or even discontinuing some or all of our current or planned launch activities and research and development programs and clinical and other product development activities, and otherwise significantly reducing our other spending and adjusting our operating plan, and we would need to seek to take other steps intended to improve our liquidity. We also may be required to evaluate additional licensing and monetization opportunities, if any become available, of our proprietary and product candidate programs that we currently plan to self-commercialize or explore other potential liquidity opportunities or other alternatives or options or strategic alternatives, such asset sales, although we cannot assure that any of these actions would be available or available on reasonable terms.
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
As of June 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

Aquestive Therapeutics, Inc. (REGISTRANT)

Date:	August 6, 2024	/s/ Daniel Barber
Daniel Barber
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2024	/s/ A. Ernest Toth, Jr.
A. Ernest Toth, Jr.
Chief Financial Officer
(Principal Financial Officer)