Form 10-K
period 2024-12-31
Aquestive Therapeutics, Inc.
filed 2025-03-05
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Securities Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $207.3 million based on the closing price of the registrant’s common stock on such date.

The number of outstanding shares of the registrant’s par value $0.001 common stock as of the close of business on March 3, 2025 was 98,871,369.

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2025 Annual Meeting of Shareholders within 120 days of the end of its fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION
12.5% Notes	12.5% Senior Secured Notes due 2025
13.5% Notes	13.5% Senior Secured Notes
ADHD	Attention Deficit Hyperactivity Disorder
ALS	Amyotrophic Lateral Sclerosis
ANDA	Abbreviated New Drug Application
ANVISA	Brazilian Health Regulatory Agency
API	Active Pharmaceutical Ingredients
AQST	Common Stock symbol for Aquestive Therapeutics, Inc.
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
Assertio	Assertio Holdings, Inc.
Assertio Agreement	License Agreement between Aquestive and Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings,
ASU	Accounting Standards Updates
ATM	At-The-Market facility for the purchase of AQST Common Stock
Base Indenture	Indenture for the 12.5% Notes
BBA	Bipartisan Budget Act of 2018
BDSI	BioDelivery Sciences International, Inc.
cGMP	current Good Manufacturing Practices
CMS	Centers for Medicare & Medicaid Services
CNS	Central Nervous System
Common Stock	Common Stock, par value $0.001 per share, of the Company
Common Stock Warrants	Warrants issued with private placement of up to $100,000 aggregate principal of 12.5% Notes originally due 2025
Cosmed	CosMed Industria De Cosmeticos E Medicamentos S.A
COSO	Committee of Sponsoring Organization of the Treadway Commission
CRL	Complete Response Letter (FDA)
CROs	Contract research organizations
DEA	Drug Enforcement Agency
DSCSA	Drug Supply Chain Security Act
EBIT	Earnings before interest and taxes
EMA	European Medicines Agency
EoP2	End-of-Phase 2
EPS	Earnings (loss) per share
ERTC	Employee Retention Tax Credit
ESPP	Employee Stock Purchase Plan
EU	European Union
Exchange Act	Securities Exchange Act of 1934
Existing Warrants	Common Stock Purchase Warrants with the holder of the remaining 5,000,000 warrants
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDAAA	The Food and Drug Administration Amendments Act of 2007
FDCA	The Federal Food, Drug, and Cosmetic Act
FDIC	Federal Deposit Insurance Corporation
FDII	Foreign Derived Intangible Income

First Amendment	First amendment to the Sunovion License Agreement
Fortovia	Fortovia Therapeutics Inc. (previously Midatech Pharma PLC
FQHC	Federally Qualified Health Center
GAAP	Generally Accepted Accounting Principles
GLP	Good Laboratory Practice
Haisco	Haisco Pharmaceutical Group Co., Ltd.
Haisco Agreement	License, Development and Supply Agreement with Haisco, a Chinese limited company listed on the Shenzhen Stock Exchange
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
IND	Investigational New Drug Application
Indenture Agreement	Agreement governing the 13.5% Senior Secured Notes
Indivior	Indivior Inc. (formerly, Reckitt Benckiser Pharmaceuticals Inc)
Indivior Amendment 11	Amendment No. 11 to the Indivior License Agreement
Indivior License Agreement	Commercial Exploitation Agreement with Reckitt Benckiser Pharmaceuticals, Inc. (with subsequent amendments collectively)
IRB	Institutional Review Board
Lincoln Park	Lincoln Park Capital Fund, LLC
Lincoln Park Purchase Agreement	Purchase Agreement with Lincoln Park Capital Fund, LLC
Marathon	Marathon Asset Management
Monetization Agreement	Purchase and Sale Agreement between Aquestive and Sunovion
MSSP	Managed Security Services Provider
MTHA	Mitsubishi Tanabe Pharma Holdings America, Inc.
N/M	Not Meaningful, used in percentage changes
Nasdaq	The Nasdaq Stock Market
NDA	New Drug Application
New Warrants	Warrants to purchase 2,750,000 shares of Common Stock
NIH	National Institutes of Health
ODE	Orphan Drug Exclusivity
PD	Pharmacodynamics
PDMA	The U.S. Prescription Drug Marketing Act
PDUFA	Prescription Drug User Fee Act
Pharmanovia	Atnahs Pharma UK Limited, a company registered in England and Wales
Pharmanovia Agreement	License and Supply Agreement with Atnahs Pharma UK Limited,
Pharmanovia Amendment	Amended License and Supply Agreement with Atnahs Pharma UK Limited as of March 27, 2023
PK	Pharmacokinetic
PPACA	Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010
PTO	United States Patent and Trademark Office
REMS	Risk Evaluation and Mitigation Strategy
Royalty Obligations	Liability related to the Royalty Rights Agreements
Royalty Rights Agreements	Royalty Rights Agreements, component of 13.5% Senior Secured Notes
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Securities Purchase Agreements	Securities Purchase Agreements with certain purchasers entered into on June 6, 2022

Separation Agreement	Separation Agreement, including a Consulting Agreement with Keith J. Kendall
Sunovion	Sunovion Pharmaceuticals Inc
Sunovion License Agreement	KYNMOBI Commercialization Agreement
Territory	Certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa under the Pharmanovia Agreement
TGA	Australian Government Department of Health’s Therapeutics Goods Administration
Zambon	Zambon S.p.A.
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm, Inc.)

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
These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of our product candidate Anaphylm™ (epinephrine) Sublingual Film through clinical development and approval by the FDA, including the timing of submission of supporting and pediatric clinical studies, and filing of the NDA for Anaphylm with the FDA, and the following launch of Anaphylm, if approved by the FDA; the results of the Company’s clinical studies for Anaphylm and the ability of such results to support submission of the NDA for approval of Anaphylm to the FDA; Anaphylm's potential to be the first and only oral administration of epinephrine and to be accepted as an alternative to existing standards of care, if approved by the FDA; the expected growth of the U.S. epinephrine market including in value and the opportunity such growth presents to the Company should Anaphylm be approved by the FDA; the advancement, growth and related timing of our Adrenaverse™ pipeline epinephrine prodrug product candidates, including AQST-108 (epinephrine) Topical Gel, through clinical development and FDA regulatory approval process, including design and timing of clinical studies including those necessary to support the targeted indication of alopecia areata for AQST-108 and the following launch of AQST-108, if approved by the FDA; the potential sale or outlicensing of Anaphylm, Libervant or other product candidates; the advancement and related timing of our product candidate Libervant® (diazepam) Buccal Film for the indicated epilepsy patient population aged between 6 and 11 years through clinical development and FDA regulatory approval and the following launch of Libervant for this patient population if approved by the FDA; the approval for U.S. market access of Libervant for the epilepsy patient population aged 6 years and older and overcoming the orphan drug market exclusivity of an FDA approved nasal spray product of another company extending to January 2027 for these patients; the commercial opportunity of Libervant, Anaphylm, AQST-108 and our other product candidates, including potential revenues (including projected peak annual sales) generated from commercialization of these products, should these product candidates be approved by the FDA; the focus on continuing to manufacture Suboxone®, Emylif®, Sympazan®, Ondif® and other licensed products; the potential growth of our patent portfolio including the extension of patent protection for Anaphylm should the pending patents be approved by the U.S. Patent and Trademark Office (PTO); the potential benefits our products and product candidates could bring to patients; the achievement of clinical and commercial milestones, product orders and fulfillment; our cash requirements, cash funding and cash burn; short-term and longer term liquidity and the ability to fund our business operations; our growth and future financial and operating results and financial position, including with respect to our 2025 financial outlook; and business strategies, market opportunities, and other statements that are not historical facts.
These forward-looking statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with our development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials and plans, including those relating to Anaphylm (including for pediatric patients), AQST-108, and our other product candidates; risks associated with our distribution work for Libervant, including any delays or changes to the timing, cost and success of our distribution activities and expansion of market access to patients aged two to five for Libervant; risk of delays in advancement of the regulatory approval process through the FDA of our product candidates, including the filing of the respective NDAs, for Anaphylm, AQST-108, Libervant for patients aged between 6 and 11 and other product candidates, or failure to receive FDA approval at all of any of these product candidates; risk of the Company’s ability to generate sufficient clinical data for approval of our product candidates, including with respect to our PK/PD comparability submission for FDA approval of Anaphylm; risks associated our ability to address the FDA’s comments on our future clinical trials and other concerns identified in the FDA Type C meeting minutes for Anaphylm, including the risk that the FDA may require additional clinical studies for approval of Anaphylm; associated with the success of any competing products, including generics; risk that we may not overcome the seven year orphan drug market exclusivity granted by the FDA for the approved nasal spray product of another company in the U.S. in order for Libervant to be granted U.S. market access for patients aged 6 years and older prior to expiration of the orphan drug market exclusivity period of the nasal spray product, which due to occur in January 2027; risk of loss of U.S. market approval of Libervant for patients aged between two to five resulting from a legal challenge relating to U.S. orphan drug market exclusivity by the owner of the approved nasal spray product with respect to the FDA’s approval for U.S. market access of Libervant for this pediatric patient population, or for other reasons; risks and uncertainties inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); risk of development of a sales and marketing capability for commercialization of our product Libervant and other product candidates, including Anaphylm and AQST-108; risks associated with the potential impact on the value of the Company of the sale or outlicensing of our product and product candidates, including Libervant and Anaphylm and other product candidates; risk of insufficient capital and cash resources, including insufficient access to available debt and equity financing, including under our ATM facility, and revenues from operations, to satisfy all of our short-term and longer-term liquidity and cash requirements and

Table of Contents
other cash needs, at the times and in the amounts needed, including to fund commercialization activities relating to Libervant for patients between two to five years of age and to fund future clinical development and commercial activities for our product candidates, including Anaphylm, AQST-108 and Libervant for patients aged between 6 and 11, should these product candidates be approved by the FDA, and for Libervant patients of 6 years and older upon expiration of the orphan drug marketing exclusivity period of the nasal spray product; risk that our manufacturing capabilities will be insufficient to support demand for Libervant for patients between two to five years of age and for older patients, should Libervant receive U.S. market access for these older patients, and for demand for our licensed products in the U.S. and abroad; risk of eroding market share for Suboxone® as a sunsetting product, which accounts for a substantial part of our current operating revenue; risk of default of our debt instruments; risks related to the outsourcing of certain sales, marketing and other operational and staff functions to third parties; risks associated with the rate and degree of market acceptance in the U.S. and abroad of Libervant for epilepsy patients between two to five years of age, and for older epilepsy patients if approved for U.S. market access and after the expiration of the orphan drug market exclusivity period in January 2027; risk of the rate and degree of market acceptance in the U.S. and abroad of Libervant, Anaphylm, AQST-108 and our other product candidates, should these product candidates be approved by the FDA, and for our licensed products in the U.S. and abroad; risk associated with the size and growth of our product markets; risk associated with our compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to our products; risk that our patent applications for our product candidates, including for Anaphylm, will not be timely issued, or issued at all, by the PTO; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business including relating to our products and product candidates and product pricing, reimbursement or access therefor; risk of loss of significant customers; risks related to claims and legal proceedings against us including patent infringement, securities, business torts, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; risks related to any disruptions in our information technology networks and systems, including the impact of cybersecurity attacks; risk of increased cybersecurity attacks and data accessibility disruptions due to remote working arrangements; risk of adverse developments affecting the financial services industry; risks related to inflation and changing interest rates; risks related to the impact of other pandemic diseases, such as COVID-19 on our business, including with respect to our clinical trials and the site initiation, patient enrollment and timing and adequacy of those clinical trials, regulatory submissions and regulatory reviews and approvals of our product candidates, availability of pharmaceutical ingredients and other raw materials used in our products and product candidates, supply chain, manufacture and distribution of our products and product candidates; risks and uncertainties related to general economic, political (including the Ukraine and Israel wars and other acts of war and terrorism), business, industry, regulatory, financial and market conditions and other unusual items; risks related to uncertainty about presidential administration initiatives and their impact on our business; and other uncertainties affecting us including those described in the "Risk Factors" section and in other sections included in this Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q, and in our Current Reports on Form 8-K filed with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update forward-looking statements, or outlook or guidance after the date of this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, except as may be required by applicable law. Readers should not rely on the forward-looking statements included in this Annual Report on Form 10-K as representing our views as of any date after the date of the filing of this Annual Report on Form 10-K.

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

Item 1.    Business Overview
Aquestive is a pharmaceutical company advancing medicines to bring meaningful improvement to patients’ lives through innovative science and delivery technologies. We are developing pharmaceutical products to deliver complex molecules through alternative administrations to invasive and inconvenient standard of care therapies. We have a proprietary commercial product, Libervant® (diazepam) Buccal Film for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy between two to five years of age, which was launched in April 2024. We are also advancing a product pipeline for the treatment of severe allergic reactions, including anaphylaxis, under the trade name "Anaphylm™", and our Adrenaverse epinephrine prodrug pipeline platform. We have five licensed commercialized products which are marketed by our licensees in the U.S. and around the world. We are the exclusive manufacturer of these licensed products. We also collaborate with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and have proven drug development and commercialization capabilities. Our production facilities are located in Portage, Indiana, and our corporate headquarters and primary research laboratory facilities are based in Warren, New Jersey.
We manufacture licensed products at our facilities and anticipate that our current manufacturing capacity is sufficient for commercial quantities of our proprietary and licensed products and product candidates currently in development. Our facilities have been inspected by the FDA, TGA, and DEA and are subject to inspection by all applicable health agencies, including ANVISA and EMA.
PharmFilm – Our Oral Film Technology
We are presently the worldwide leader in oral film drug delivery and manufacturing, having historically supplied the substantial majority of the world’s oral films for prescription pharmaceutical use, and we have the capability to produce more than one billion commercial doses a year. We developed our PharmFilm technology to provide meaningful clinical and therapeutic advantages over other existing dosage forms and, in turn, to improve the lives of patients and caregivers. PharmFilm is protected by our patent portfolio, which currently includes at least 110 issued patents worldwide, of which at least 28 are U.S. patents, and more than 150 pending patent applications worldwide. Several of the patents in this intellectual property portfolio are utilized in each of our proprietary pipeline products and certain of these patent and patent application cover non-film applications (topical). We are continuing to develop additional intellectual property and know-how related to the applications and engineering of PharmFilm alone or in combination with other technologies to create product capabilities that have compelling value propositions.
PharmFilm is comprised of proprietary polymer compositions that serve as film formers to APIs and excipients in place. Proprietary and patent-protected compositions, formulations and manufacturing techniques and technology are employed to ensure that the API is distributed uniformly throughout the film and that target absorption levels are achieved. Our proprietary technology and manufacturing processes enable PharmFilm to be engineered to fit a variety of target product profiles in order to best address unmet patient needs present within specific disease states. PharmFilm, which is similar in thickness and size to a postage stamp, can be administered via buccal, sublingual or lingual oral delivery.

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
Adrenaverse™ – Our Epinephrine Prodrug Technology
Our Adrenaverse™ platform contains a library of over twenty epinephrine prodrug product candidates intended to control absorption and conversion rates across a variety of possible dosage forms and delivery sites. Epinephrine plays a critical role in immune suppression but, until now, its role has been limited due to issues in the absorption and conversion of epinephrine in the human body. We believe that our Adrenaverse platform has demonstrated the ability to harness the therapeutic potential of epinephrine through highly differentiated prodrug formulations, which can achieve absorption, provide sustained local exposure and avoid systemic exposure. The Adrenaverse platform makes it possible to deliver epinephrine locally across mucosal surfaces and the skin and, therefore, we believe that it has the potential to yield multiple product candidates focused on treating a range of diseases. The Company’s pipeline includes Anaphylm™ (epinephrine) Sublingual Film and AQST-108 (epinephrine) Topical Gel, which are both product candidates emerging from the Company’s Adrenaverse epinephrine prodrug platform.

Our Product Portfolio and Pipeline
The following table outlines our proprietary growth drivers and licensed products.
Libervant®, Sympazan®, PharmFilm® and the Aquestive logo are registered trademarks of Aquestive Therapeutics, Inc. All other registered trademarks referenced herein are the property of their respective owners.
Proprietary Growth Drivers
Complex Molecule Portfolio
We have developed a proprietary pipeline of complex molecule-based product candidates as alternatives to invasively administered standard of care therapeutics addressing large market opportunities. The active programs in our complex molecule pipeline portfolio are:
•Anaphylm (epinephrine) Sublingual Film – the first and only non-device based, orally delivered epinephrine product candidate in development that has shown clinical results comparable to auto-injectors (such as EpiPen® and Auvi-Q®) for the emergency treatment of allergic reactions, including anaphylaxis. Epinephrine is the standard of care in the treatment of anaphylaxis and is typically administered via intramuscular injection (IM), including manual auto-injectors such as EpiPen and Auvi-Q, which require patients or their caregivers to inject epinephrine into the patient’s thigh during an emergency allergic reaction. As a result of this route of administration, many patients and their caregivers are reluctant to use injectable products. In August 2024, a nasal spray device was approved by the FDA for the treatment of severe allergic reactions, including anaphylaxis. However, Anaphylm would, if approved by the FDA, allow a patient to simply place a dissolvable strip, approximately the size and weight of a postage stamp, under the tongue, providing an appropriate medication where it is needed and when it is needed.
The FDA conditionally accepted the proprietary name Anaphylm™ (pronounced “ana-film”) as the proposed brand name for Anaphylm. Final approval of the Anaphylm proprietary name is conditioned on FDA approval of Anaphylm, if any.
On February 24, 2022, following a Phase 1 clinical study conducted by the Company outside of the U.S., the FDA cleared our IND for Anaphylm, allowing for clinical investigation of Anaphylm in the U.S. The FDA confirmed that the 505(b)(2) regulatory approval pathway is acceptable for the development of Anaphylm. The FDA granted Fast Track designation of Anaphylm in March 2022.
Throughout 2022 and 2023, we reported positive topline data from several clinical studies evaluating multiple oral film formulations and dosage strengths of Anaphylm in healthy adult subjects, including cross over studies comparing the PK and PD of epinephrine delivered via Anaphylm compared to current standards of care, EpiPen and IM injectors. These studies demonstrated that treatment with Anaphylm was well tolerated, with no serious adverse events, significant medical events, or treatment-related severe adverse events reported. The data from these clinical studies formed the basis for the EoP2 meeting with the FDA in December of 2022, which provided clarity as to the FDA’s expectations regarding key clinical program areas for design of revised dosing instructions expected for use in our pivotal clinical trial.
In the fourth quarter of 2023, we received comments from the FDA on the protocol for our pivotal clinical study for Anaphylm, which comments indicated that our proposed endpoints, sample size, and statistical analysis for the proposed pivotal clinical study were reasonable and provided clarity on PK sustainability with repeat-dose requirements. We incorporated the FDA’s feedback into the pivotal clinical study design, which study commenced in in the fourth quarter of 2023.
In January 2024, we completed a Type C meeting with the FDA in which the FDA found that we had adequately addressed the FDA’s previous concerns noted in the EoP2 meeting, including addressing (1) the impact of any product hold time, (2) the potential for emesis (vomiting), and (3) the impact of potential mouth conditions such as angioedema (swelling), by removing product hold time from the administration instructions and providing additional information on how to characterize emesis in our NDA submission with the FDA. Regarding mouth conditions, the FDA recommended administering Anaphylm after oral exposure to a known allergen and assessing PK performance thereunder. This study replaced our previously planned angioedema study. In those comments, the FDA did not outline any new clinical development requirements for the Anaphylm program. The FDA reserved judgement on the sufficiency of the Anaphylm clinical development program until completion of ongoing and planned studies, the results of which were presented at a pre-NDA interaction with the FDA on November 22, 2024.

In March 2024, we released topline data from our pivotal clinical study for Anaphylm. The two-part, Phase 3, single-center, open-label, randomized study was designed to compare the PK and PD of single and repeat doses of Anaphylm versus single and repeat doses of the IM injection and epinephrine autoinjectors (EpiPen® and Auvi-Q®) in healthy adult subjects. The results of this study demonstrated that the primary endpoint of epinephrine PK biocomparability of the single administration of Anaphylm to the single administration of Adrenalin (epinephrine IM injection) and epinephrine autoinjectors in healthy adult subjects was met, as well as the secondary endpoints, which included evaluating the PK sustainability of Anaphylm following repeat administration and the safety and tolerability of Anaphylm following single and repeat administrations versus epinephrine IM injection and epinephrine autoinjectors.
In June 2024, we reported positive topline PK data from the Company's temperature / pH study of Anaphylm. The single-dose, five-period, randomized crossover study was designed to compare the PK and PD of Anaphylm just after consuming normal water at different temperatures (hot, cold, and room temperature) as well as water of different pHs (acidic- lemon water, and basic- baking soda water). The most consumed beverages, such as soda, milk, coffee, and juice, have acidity between lemon water and normal water. The primary PK parameters were the maximum amount of epinephrine measured in plasma (Cmax) and exposure, or the area under the curve (AUC), at predefined time points after dosing, in 30 healthy adult subjects. Topline PK and PD data from the study showed no statistically significant difference in PK and PD results between the different groups based on temperature and pH variability in the mouth.
In July 2024, we reported positive topline data from the self-administration PK study of Anaphylm. The single-dose, three-period, randomized crossover study was designed to compare the PK and PD of Anaphylm self-administered, Anaphylm healthcare provider (HCP)-administered, and Adrenalin IM injection HCP- administered. The primary PK parameters were the Cmax and the AUC exposures, at predefined time points after dosing in 36 healthy adult subjects. The median time to maximum concentration (Tmax) was 15 minutes for both the Anaphylm self-administered and HCP-administered arms, while the median Tmax for the Adrenalin IM injection HCP-administered arm was 50 minutes post-administration. Also, there was no statistical difference between the Anaphylm self-administered and HCP- administered arms of the study based on a comparison of epinephrine exposures across the first 60 minutes post-administration. Topline PD data from the study showed no difference in the median increase in systolic blood pressure, diastolic blood pressure, and heart rate whether Anaphylm was self-administered or HCP-administered.
In October 2024, we reported positive topline data from an oral allergy syndrome challenge study (now referred to as the "OASIS" study), meeting both primary and secondary endpoints. The two-part study demonstrated that Anaphylm's PK and PD profile during allergen-induced oral physiological changes was consistent with its profile without an allergen challenge. In addition, following allergen exposure where 94% of subjects exhibited moderate to severe symptoms per the predefined oral severity score, rapid symptom resolution was observed beginning as early as 2 minutes post-administration. The median time to complete symptom resolution was 12 minutes compared to 74 minutes at screening baseline, with 50% of all symptoms across all subjects resolving by 5 minutes. The mean time of symptom resolution for edema, which affected approximately 25% of subjects, was 5 minutes after Anaphylm administration. The PK profile remained consistent, with median Tmax maintained at 12 minutes and comparable Cmax values between allergen-exposed and non-exposed cohorts. The safety profile was favorable, with all adverse events classified as mild to moderate and resolving without medical intervention.

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
On November 22, 2024, we received positive pre-NDA written response feedback from the FDA prior to our planned NDA submission in the first quarter of 2025. The FDA did not indicate in those responses that any additional adult clinical trials would be necessary for submitting the NDA for Anaphylm. In addition, the FDA agreed with our planned NDA content and format for the submission, planned safety evaluation, and planned pediatric trial. The FDA also provided further guidance on additional data views to be included in the planned NDA submission and continued to emphasize its focus on PK sustainability for a single dose. In addition, the FDA requested minor modifications to the pediatric trial protocol which requested modifications were incorporated in the final pediatric trial protocol. Finally, the FDA noted that due to the new route of administration and the data supporting this route of administration, an advisory committee meeting may be necessary prior to FDA approval and we are preparing for this potential request from the FDA.
We commenced the NDA submission to the FDA in the first quarter of 2025. The pediatric study in subjects from the ages of 7 to 17 (weight greater than or equal to 30 kgs) is currently underway and the initial study results appear in line with expectations. We are planning on initiating a product launch of Anaphylm, if approved by the FDA, in the first quarter of 2026. This is based on completing the NDA submission with the FDA in the coming weeks.
•AQST-108 (epinephrine) Topical Gel – Our product candidate, AQST‑108 is composed of the prodrug dipivefrin which is enzymatically cleaved into epinephrine after administration. AQST‑108, is a topically delivered adrenergic agonist prodrug, which we believe has the potential to support the re-establishment of immune privilege in the hair follicle and we are pursuing its development for the treatment of alopecia areata, which is an autoimmune disease leading to hair loss on the scalp, face and, in more severe cases, other body areas. We completed the first human clinical trial for AQST-108. The two-part trial was designed to assess the safety and local tolerability of AQST-108. Part 1 was designed as a single ascending dose escalation study to assess the safety and PK of five different dose levels. The 1.0% dose of AQST-108 was chosen based on the down selection from the highest dose to move into the Part 2 study of the development program. In Part 2, three formulations based on excipient variations were evaluated in twelve healthy subjects. In Parts 1 and 2, no serious adverse events or topical adverse events were observed. In Part 2, the calculated percentage of AQST-108 observed in the skin remained consistent across all studied formulations and zero post-dose AQST-108 concentrations in plasma were observed. We received pre-IND FDA feedback in the fourth quarter of 2024 to align on the Phase 2a clinical trial design and plan to open and IND and initiate the Phase 2a clinical trial in the second quarter of 2025.
Proprietary CNS Product
We believe the application of our proprietary PharmFilm® technology is particularly valuable and relevant to patients suffering from certain CNS disorders to meet patients’ unmet medical needs and to solve patients’ therapeutic problems. Our most advanced asset within our proprietary CNS portfolio, focused in epilepsy, is as follows:
•Libervant – a buccally, or inside of the cheek, administered soluble film formulation of diazepam, Libervant was developed as an alternative to device-dependent rescue therapies currently available to patients with refractory epilepsy, which are a rectal gel and nasal sprays.
On April 26, 2024, the FDA approved Libervant for U.S. market access for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) (or ARS) that are distinct from a patient’s usual seizure pattern in patients with epilepsy between two to five years of age. Libervant is the first and only orally administered rescue product for the treatment of seizure cluster in patients between ages two to five. The only other current FDA approved product for these ARS patients between two to five years of age is a diazepam rectal gel. In October 2024, Libervant 5mg, 7.5mg, 10mg, 12.5mg and 15 mg for ARS patients between two and five years of age became available through multiple retail distribution channels. Market access activities have broadened coverage. Libervant is available nationwide with retail distribution capabilities in place. For Medicaid patients, Libervant is available in all states. Commercial patient access to Libervant continues to expand based on health plan reviews and Pharmacy Benefit Manager agreements.
Prior to the FDA approval of Libervant for ARS patients between two to five years, the FDA granted tentative approval in August 2022 for Libervant for the same indication in patients with epilepsy 12 years of age and older, finding that Libervant had met all required quality, safety, and efficacy standards for approval. However, due to an existing FDA regulatory grant of orphan drug market exclusivity for a diazepam nasal spray product sold by another company for use in ARS patients 6 years of age and older, the FDA determined that Libervant was not yet eligible for marketing in the United States for this patient population of 12 years of age and older. We expect to file for FDA approval for use of Libervant for these ARS patients aged between 6 and 12 years prior to the expiration of the orphan drug marketing exclusivity block of the nasal spray product. As a result of the orphan drug marketing exclusivity granted by the FDA to the nasal spray product, the FDA cannot give final approval for U.S. market access for Libervant for any age group of 6 and above until the expiration or inapplicability of the orphan drug market exclusivity. However, overcoming the orphan drug marketing exclusivity determination is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such market exclusivity and approve Libervant for U.S. market access for this age group of 6 years and older earlier than January 2027, the scheduled date for expiration of orphan drug market exclusivity for the FDA nasal spray product. See “Licensed Commercial Products, Product Candidates and Other Products – Libervant” for a discussion of the licensing arrangement for Libervant.
In the fourth quarter of 2024 the FDA granted seven years of ODE to Libervant® (diazepam) Buccal Film for ARS patients between two to five years of age. Libervant was originally granted Orphan Drug Designation on November 10, 2016 and the ODE now granted to Libervant for patients ages two to five extends to April of 2031.

On February 14, 2025, in a lawsuit brought by Neurelis, Inc. ("Neurelis") against the FDA (Neurelis, Inc. v. Califf, for which the Company joined as a Defendant Intervenor) challenging the FDA's approval of Libervant for ARS patients aged between two and five years, the U.S. District for the District of Columbia issued a final appealable order entering a judgment in favor of Neurelis's motion for summary judgement and vacating the FDA’s approval of Libervant. The District Court's ruling was not based on grounds of safety or efficacy of Libervant, but rather on the grounds that the law granting ODE to the FDA approved nasal spray Valtoco for patients aged six and older should be interpreted to extend to children aged two to five, despite that Valtoco was not approved by the FDA to treat these younger patients. The Company is appealing this ruling and has filed a motion to stay the court's ruling pending the outcome of the appeal. The Company is continuing to market and sell Libervant in the ordinary course, pending a final non-appealable ruling in this matter.

On February 24, 2025, Aquestive filed a request with the FDA that the FDA also confirms approval of Libervant for ARS patients aged between two and five years on the FDA regulatory grounds of clinical superiority over the other currently existing FDA approved ARS drugs, including confirming the FDA grant of ODE for Libervant for ARS patients aged between two and five years. FDA’s orphan drug regulations define a “clinically superior” drug as “a drug shown to provide a significant therapeutic advantage over and above that provided by an approved orphan drug (that is otherwise the same drug)” in one of three ways: the basis of greater efficacy or safety, or providing a major contribution to patient care.

While the Company is not able to determine or predict the ultimate outcome of these proceedings or provide a reasonable estimate or range of estimates of the possible outcome in these matters, the Company intends to vigorously defend against any decision that jeopardizes the on-label patient access to Libervant. See Part II, Item 8. Financial Statements and Supplementary Data, Note 23, Contingencies.
Licensed Commercial Products and Product Candidates and Other Products
Our portfolio also includes other products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the years ended December 31, 2024 and 2023, our licensed product portfolio generated $57,561 and $50,583 in revenue to Aquestive, respectively. Those products include:
•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone was launched by our licensee, Indivior Inc., or Indivior, in 2010. Suboxone is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone and have produced over 2.7 billion doses of Suboxone since its launch in 2010. As of December 31, 2024, Suboxone branded products retain approximately 27% film market share as generic film-based products have penetrated this market.
•Emylif® – an oral film formulation of riluzole, has been developed by Aquestive for the treatment of ALS. We believe that Emylif can bring meaningful assistance to patients who are diagnosed with ALS and face difficulties swallowing traditional forms of medication. This product was originally approved and marketed in the U.S. under the name Exservan. Exservan was approved by the FDA on November 22, 2019. We submitted a request for voluntary withdrawal of the NDA as the product is no longer marketed in the U.S. and the NDA was officially withdrawn on February 14, 2025.

During the fourth quarter of 2019, we announced the grant of a license to Zambon for the development and commercialization of Exservan in the EU for the treatment of ALS which it markets as Emylif®. Zambon is a multinational pharmaceutical company with a focus on the CNS therapeutic area. Under the terms of the license agreement with Zambon, an upfront payment was paid to Aquestive for the development and commercialization rights of Emylif in the EU, and Aquestive will be paid development and sales milestone payments and low double-digit royalties on net sales of the product in the EU. Zambon is responsible for the regulatory approval and marketing of Emylif in the countries where Zambon seeks to market the product and Aquestive is responsible for the development and manufacture of the product. During the second quarter of 2023, Aquestive received a $0.5 million milestone payment in connection with the first commercial sale in the first country in the licensed territory for Emylif pursuant to the terms of the license agreement with Zambon.
In January 2021, we announced that we granted an exclusive license to MTPA for the commercialization in the United States of Exservan. MTPA is a multinational pharmaceutical company with a focus on patients with ALS. The product was launched by MTPA in June 2021. Under the terms of the MTPA license agreement, Aquestive was the exclusive manufacturer and supplier of Exservan for MTPA in the United States. .In June 2024, the Company and MTPA mutually agreed to terminate the MTPA Licensing Agreement. See Part II Item 8. Financial Statements and Supplementary Data, Note 7, Material Agreements for details.
In March 2022, we announced the grant of an exclusive license to Haisco for Haisco to develop and commercialize Exservan for the treatment of ALS in China. Haisco is a China-based public pharmaceutical company. Haisco lead the regulatory and commercialization activities for Exservan in China. Aquestive was the exclusive sole manufacturer and supplier for Exservan in China. Under the terms of the license agreement with Haisco, as amended, Aquestive received a $7.0 million upfront payment in September 2022, and was to receive regulatory milestone payments, double-digit royalties on net sales of Exservan in China, and earn manufacturing revenue upon the sale of Exservan in China. In June 2024, Aquestive and Haisco mutually agreed to terminate the Haisco Agreement. See Part II Item 8. Financial Statements and Supplementary Data, Note 7, Material Agreements for details.
•Ondif® – an oral soluble film formulation of ondansetron, a 5-HT antagonist, was developed for the treatment of nausea and vomiting associated with chemotherapy and post-operative recovery. Ondansetron is available as branded and generic products as intravenous injections, intramuscular injections, orally dissolving tablets, oral solution tablets, and film. We licensed commercial rights for this product to Hypera in Brazil (which Hypera markets as Ondif). Hypera received approval to market Ondif in Brazil from ANVISA on February 21, 2022. Aquestive manufactures and supplies Ondif to Hypera. This product was originally approved and marketed in the U.S. under the name Zuplenz®. We submitted a request for voluntary withdrawal of the NDA for Zuplenz, as the product is no longer marketed in the U.S. In November 2024, the request for FDA withdrawal of the NDA for Zuplenz was completed.
•Libervant® – We entered into the Pharmanovia Agreement with Pharmanovia, effective as of September 26, 2022, pursuant to which we granted Pharmanovia an exclusive license to certain of our intellectual property to develop and commercialize Libervant for the treatment of prolonged or acute, convulsive seizures in all ages in certain countries of the Territory, as defined in the Pharmanovia Agreement, during the term of the Pharmanovia Agreement. Under the Pharmanovia Agreement, Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and Aquestive will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory. We received $3.5 million upon agreement execution. Effective March 27, 2023, we amended the Pharmanovia Agreement to expand the scope of the licensed territory for Libervant to cover the rest of the world, excluding the U.S., Canada and China. Pharmanovia will be responsible for seeking appropriate regulatory approval in the expanded territories. Pursuant to the terms of the Pharmanovia Amendment, we received a non-refundable payment of $2.0 million from Pharmanovia on execution of the Pharmanovia Amendment.
•Sympazan® – an oral soluble film formulation of clobazam used for the treatment of seizures associated with a rare, intractable form of epilepsy known as Lennox-Gastaut syndrome, or LGS, in patients aged two years of age or older, was approved by the FDA on November 1, 2018. We commercially launched Sympazan in December 2018. On October 26, 2022, we entered into a License Agreement with Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc., pursuant to which we granted an exclusive, worldwide license of its intellectual property for Sympazan to Assertio during the term of that agreement for an upfront payment of $9.0 million. Additionally, we subsequently received from Assertio a $6.0 million milestone payment upon its receipt of a notice of allowance from the United States Patent and Trademark Office of its patent application U.S. Serial No. 16/561,573, and payment of the related allowance fee. Aquestive is the exclusive sole manufacturer and supplier of Sympazan for Assertio and will receive manufacturing fees from Assertio for the product through the expiration of such License Agreement.
•KYNMOBI® – a sublingual film formulation of apomorphine, which is a dopamine agonist, was developed to treat episodic off-periods in Parkinson’s disease. We licensed our intellectual property to Cynapsus Therapeutics, Inc., a company that was acquired by Sunovion for the commercialization of KYNMOBI under the Sunovion License

Agreement. KYNMOBI was approved by the FDA on May 21, 2020 and commercially launched by Sunovion in September 2020. On November 3, 2020, we entered into the Monetization Agreement. Under the terms of the Monetization Agreement, we sold all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI. In June 2023, Sunovion announced that it had voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets. See Part II Item 8. Financial Statements and Supplementary Data, Note 17, Sale of Future Revenue for details.
•Azstarys® – an FDA-approved, once-daily product for the treatment of ADHD in patients age 6 years or older. AZSTARYS consists of serdexmethylphenidate, a prodrug of d-methylphenidate (d-MPH), co-formulated with immediate release d-MPH. In March 2012, we entered into an agreement with Zevra (formerly KemPharm, Inc.) to terminate a Collaboration and License Agreement entered into by the Company and Zevra in April 2011. Under this termination arrangement, we have the right to participate in any and all value that Zevra may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving Zevra and collaborations, royalty arrangements, or other transactions from which Zevra may realize value from these compounds, including the product Azstarys. On March 2, 2021, Zevra announced FDA approval of Azstarys for the treatment of ADHD. Pursuant to the terms of the March 2012 agreement with Zevra, we began to receive milestone and royalty revenues for Azstarys. See Part II Item 8. Financial Statements and Supplementary Data, Note 7, Material Agreements for details.
Market Overview
Anaphylaxis
Anaphylaxis is a severe systemic allergic reaction that can be triggered by certain foods, medications, insect stings and latex, among other allergens. Signs and symptoms of anaphylaxis typically occur within seconds or minutes of exposure and may include low blood pressure, skin rash or itching, constriction of the airway and difficulty breathing and nausea and vomiting. If not treated immediately, anaphylaxis can lead to death due to airway restriction or cardiac arrest. Anaphylaxis is a potentially life-threatening systemic allergic reaction, with an estimated incidence of 50 to 112 episodes per 100,000 people per year. An international study found that hospital admissions for anaphylaxis have increased over a 15-year study period. The most common causes of reactions that can include anaphylaxis are medications, foods (such as peanuts), and venom from insect stings. Because anaphylaxis can progress quickly, the ability to administer a reliable and accurate dose of epinephrine as quickly as possible following a reaction is critical for patient recovery and survival.
Treatment of anaphylaxis typically consists of an intramuscular injection of epinephrine administered at the earliest opportunity, followed by additional intramuscular or intravenous injections as needed. A generic form of epinephrine auto-injector (brand form EpiPen) is the leading self-administered form of epinephrine. People with known allergies and who are at risk for anaphylaxis are advised to carry two epinephrine auto-injectors with them at all times and self-administer at the first signs of an anaphylactic reaction. Auto-injectors can be inconvenient to transport and many patients and caregivers dislike injections as a delivery method. In August 2024, a non-injection-based epinephrine delivery device, Neffy®, was approved by the FDA and EMA for the treatment of severe allergic reactions, including anaphylaxis, and is in the early phase of its commercial launch.
Proper dosing and the ability to effectively administer epinephrine in a timely, reliable manner is critical for patients experiencing anaphylaxis. However, we believe that the inability to administer complex molecules via oral administration has limited the development of treatments that have the potential to provide significant patient benefit. We designed Anaphylm, a “first of its kind” oral sublingual film formulation delivering systemic epinephrine, as a rescue medicine for the treatment of anaphylaxis, using Aquestive’s proprietary PharmFilm technologies. We believe there is a significant market opportunity for a non-injectable, device-free, easier to administer product with a fast onset of action. A product with this profile could enable patients to conveniently and rapidly self-administer a reliable and accurate dose of epinephrine during an anaphylactic reaction, which we believe will improve patient compliance. Subject to our achieving regulatory approval of this product candidate, which we cannot assure, we believe Anaphylm has the potential to reduce the treatment burden currently associated with intramuscular injections and may lower costs to the healthcare system associated with anaphylaxis, due to inaccurate or untimely dosing.
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
Rescue therapies are administered as needed in the event of an acute seizure to rapidly terminate seizure activity. One of the most effective benzodiazepines currently available for the treatment of acute seizures is diazepam. Diazepam has historically been marketed as a product administered rectally and more recently, a nasal spray product was introduced to the market for patients ages 6 years and up. Rectal administration of this drug presents a particular challenge for patients. We developed our product candidate Libervant as an alternative to the device-dependent rescue therapies currently available to patients with refractory epilepsy and Libervant® is currently available for patients between ages two to five. See “Our Product Portfolio and Pipeline” above and “Competition” below in this Item 1. Business of this Form 10-K for additional information concerning the Libervant FDA approval process and market access issues.
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
Manufacturing and Product Supply
We operate two manufacturing and primary packaging facilities located in Portage, Indiana, where we currently manufacture our licensed products, Suboxone, Emylif, Ondif and Sympazan, and our proprietary product, Libervant for patients between two to five years of age, on an exclusive basis. These facilities are expected to have a combined capacity to accommodate the production of our proprietary product pipeline candidate and licensed products, without any current need for additional infrastructure. In 2022, we completed work to expand our manufacturing capabilities to include serialization and secondary packaging. This expansion allows us to support our existing and possible future business collaborations more broadly. With the cGMP facilities in Indiana, we will continue to explore possible additional manufacturing efficiencies in 2025. We will also continue to consider our anticipated facilities and infrastructure needs as our product development grows. We have produced over 1.0 billion doses in the last five years. The cGMP manufacturing operations in Indiana are registered with the DEA for Schedule II - V.
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
Anaphylaxis
We expect that, if approved by the FDA, Anaphylm would compete with several existing products and other product candidates that target Type I allergic reactions. Among these are needle device-based treatments that have been accepted as standard of care treatment for many years, including autoinjectors such as EpiPen® marketed by Teva, and generics of EpiPen marketed by Viatris, Inc., Adrenaclick® marketed by Amneal Pharmaceuticals, LLC, and Auvi-Q® marketed by Kaleo Inc. and syringe device Symjepi® marketed by US Worldmeds. In August 2024, ARS Pharmaceuticals, Inc. announced its product Neffy®, a nasal spray epinephrine delivery device, was approved by the FDA and EMA for the treatment of severe allergic reactions, including anaphylaxis. Subsequently, ARS announced a licensing agreement with ALK-Abello A/S to commercialize Neffy in Europe, Canada and other territories outside of the United States. Neffy is currently marketed and available to patients in the U.S. There are other non-needle device based treatments in earlier phases of development that have not yet been approved for marketing in the United States by the FDA.
Anaphylm is the first and only orally delivered epinephrine product candidate in development to demonstrate clinical results comparable to autoinjectors such as EpiPen and Auvi-Q for the emergency treatment of allergic reactions, including anaphylaxis. We believe Anaphylm is well positioned as a non-device based treatment option for this indication, if approved by the FDA, due to its comparable efficacy to existing auto-injector and nasal spray products, easy portability and convenience of use.
Epilepsy
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
In August 2022, the FDA granted tentative approval for Libervant for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) (or ARS) that are distinct from a patient’s usual seizure pattern in patients with epilepsy 12 years of age and older. The FDA concluded that Libervant had met all required quality, safety, and efficacy standards for approval. However, as a result of the orphan drug marketing exclusivity previously granted by the FDA to a nasal spray product, the FDA cannot give final approval for U.S. market access for Libervant for any age group of 6 years and above until the expiration or inapplicability of the orphan drug market exclusivity scheduled to occur in January, 2027. Due to this existing FDA regulatory grant of orphan drug market exclusivity, the FDA determined that Libervant was not yet eligible for marketing in the United States for this patient population of 12 years of age and older. We expect to file for FDA approval of these epilepsy patients aged between 6 and 12 years prior to the expiration of the orphan drug marketing exclusivity block of the nasal spray product.

In September 2023, the FDA accepted Aquestive's NDA for Libervant (diazepam) Buccal Film for ARS patients between two and five years of age. On April 26, 2024, the FDA approved Libervant for U.S. market access for ARS patients between two and five years of age. Libervant is the first and only orally administered rescue product for the treatment of ARS patients between ages two and five years. The only other current FDA approved product on the market for these epilepsy patients between two and five years of age is a diazepam rectal gel. On December 18, 2024 the FDA granted seven years of ODE to Libervant for the treatment of ARS patients between two and five years of age.
In October 2024, Libervant 5mg, 7.5mg, 10mg, 12.5mg and 15 mg for ARS patients between two and five years of age became available through multiple retail distribution channels. Market access activities have broadened coverage. Libervant is available nationwide with retail distribution capabilities in place. For Medicaid patients, Libervant is available in all states. Commercial patient access to Libervant continues to expand based on health plan reviews and Pharmacy Benefit Manager agreements.
On February 14, 2025, in a lawsuit brought by Neurelis, Inc. ("Neurelis") against the FDA (Neurelis, Inc. v. Califf, for which the Company joined as a Defendant Intervenor) challenging the FDA's approval of Libervant for ARS patients aged between two and five years, the U.S. District for the District of Columbia issued a final appealable order entering a judgment in favor of Neurelis's motion for summary judgement and vacating the FDA’s approval of Libervant. The District Court's ruling was not based on grounds of safety or efficacy of Libervant, but rather on the grounds that the law granting ODE to the FDA approved nasal spray for ARS patients aged six and older should be interpreted to extend to children aged two to five, despite that Valtoco was not approved by the FDA to treat these younger patients. The Company is appealing this ruling and has filed a motion to stay the court's ruling pending the outcome of the appeal. The Company is continuing to market and sell Libervant in the ordinary course, pending a final non-appealable ruling in this matter. See Part II, Item 8. Financial Statements and Supplementary Data, Note 23, Contingencies.
Material Agreements
More details regarding material agreements are described in Part II, Item 8. Financial Statements and Supplementary Data, Note 7, Material Agreements.
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
Patents
Our patent portfolio currently comprises at least 110 issued patents worldwide, of which at least 28 are U.S. patents, and more than 150 pending patent applications worldwide. These issued patents and pending patent applications provide both process of making and composition of matter protection for our PharmFilm technology and products and product candidates, including Suboxone, Libervant and Anaphylm and our PharmFilm formulations of diazepam, clobazam, riluzole and epinephrine. These patents and, if issued as patents, pending patent applications will likely expire between 2024 and 2044. The pending patent applications will provide composition of matter and process of making protection for our PharmFilm dosage formulations of diazepam and epinephrine and, if issued as patents, will likely expire by 2040 and 2044, respectively. The projected expiration dates exclude any patent term adjustment or patent term extension.
PharmFilm – Our Oral Film Technology
Our PharmFilm technology is covered by at least 12 patent families. These patent families provide process, composition of matter protection for our PharmFilm technology, and comprise at least 49 issued patents worldwide, of which at least 12 are U.S. patents, and related pending patent applications worldwide. The patents and pending patent applications, if issued as patents, will likely expire between 2024 and 2044, excluding any patent term adjustment or patent term extension.
The PharmFilm technology patents and/or patent applications also generically and specifically protect the technology utilized in the products in our CNS programs, our complex molecule programs, as well as our licensee programs. For example, encompassed within our platform technology patents and/or patent applications is specific coverage directed to PharmFilm dosage formulations of CNS molecules such as diazepam. Also encompassed within our platform technology is coverage for our complex molecule program which includes molecules such as epinephrine and technology applicable to our product candidate Anaphylm. Our platform technology patents and/or patent applications further cover the products Libervant, Suboxone and Ondif, as well as our formulations of the molecules apomorphine, which is part of our licensed programs. The expiration dates for patents covering PharmFilm products and product candidates, and for pending applications if issued as patents, extend from 2024 to 2044, excluding any patent term adjustment or patent term extension.

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
Regulatory
FDA Approval Process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The FDCA and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending applications, clinical holds, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, withdrawal of product from the market, injunctions, fines, civil penalties and criminal prosecution.
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

•satisfactory completion of a potential review at a public FDA Advisory Committee meeting; which is a meeting of independent outside experts that provide advice and recommendations to the FDA; and

•FDA review and approval of the NDA.
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
In addition, any distribution of prescription drug products must comply with the PDMA, a part of the FDCA. In addition, Title II of the Federal Drug Quality and Security Act of 2013, known as the DSCSA has imposed new “track and trace” requirements on the distribution of prescription drug products by manufacturers, distributors, and other entities in the drug supply chain. These requirements are being phased in over a ten-year period. The DSCSA ultimately will require product identifiers (i.e., serialization) on prescription drug products in order to establish an electronic interoperable prescription product system to identify and trace certain prescription drugs distributed in the United States. The DSCSA replaced the prior drug “pedigree” requirements under the PDMA and preempts existing state drug pedigree laws and regulations. The DSCSA also establishes new requirements for the licensing of wholesale distributors and third-party logistic providers. These licensing requirements preempt states from imposing licensing requirements that are inconsistent with, less stringent than, directly related to, or otherwise encompassed by standards established by the FDA pursuant to the DSCSA. Until the FDA promulgates regulations to address the DSCSA’s new national licensing standard, current state licensing requirements typically remain in effect.
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
Centralized procedure. The European Medicines Agency, or EMA, implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the EU. This procedure results in a single marketing authorization issued by the European Commission following a favorable opinion by the EMA that is valid across the EU, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.
National authorization procedures. There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure: the decentralized procedure and the mutual recognition procedure. Under the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country for medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure. Under the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following a national authorization, the applicant may seek further marketing authorizations from other EU countries under a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.
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
United States Healthcare Reform

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients who have reached the “catastrophic coverage” out-of-pocket limit under the Medicare Part D prescription drug program, rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing discount program, or 340B program, fraud and abuse, and enforcement. These changes impacted existing government healthcare programs and are resulting in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. While the United States Supreme Court has generally upheld the constitutionality of the PPACA, cases challenging its legal and constitutional validity continue to be heard by the Supreme Court. Executive Orders have been issued and repealed by successive presidential Administrations, making it uncertain what fiscal burdens might be placed on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices at any given time. In each session of Congress, bills have been introduced that might significantly expand, revise or repeal the PPACA. It is unclear whether the PPACA will be overturned, repealed, replaced, or further amended.
There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Inflation Reduction Act of 2022 (“IRA”), signed into law by President Biden, included a number of significant drug pricing reforms, which include the establishment of a drug price negotiation program within the HHS (beginning in 2026) that requires manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation, and a redesign of the Part D benefit, a part of which requires manufacturers to provide discounts on Part D drugs starting in 2025. Congress has further indicated that they will continue to pursue new legislative and/or administrative measures to control drug costs, including price or patient reimbursement constraints, discounts, restrictions on certain access and marketing cost disclosure and transparency measures, and, in some cases, laws designed to encourage importation from other countries and bulk purchasing.
Each recent presidential administration has enacted and repealed Executive Orders that have impacted prescription drug prices. In his first term, President Trump enacted Executive Orders directing the Secretary of HHS to eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions, ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries, allow certain low-income individuals purchase insulin and epinephrine, and implement a rulemaking plan to test a payment model, pursuant to which Medicare would receive most-favored-nation prices (i.e., the lowest price) for certain pharmaceutical products. President Biden enacted Executive Orders to, among other things, reduce barriers to the PPACA marketplace, increase the affordability of the marketplace and increase eligibility for and coverage from the marketplace and Medicaid. On the first day of President Trump’s second term, he revoked many of President Biden’s Executive Orders, including such Orders impacting Medicaid and the PPACA. It is difficult at this time to predict what future executive or legislative initiatives may impact drug pricing.
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
As discussed above, the cost of pharmaceuticals continues to generate substantial governmental and third‑party payor interest. We expect that the pharmaceutical industry will continue to experience pricing pressures, given the trend toward managed healthcare, the increasing influence of managed care organizations, and additional regulatory and legislative proposals. Our results of operations and business could be adversely affected by current and future third‑party payor policies, as well as healthcare legislative reforms.
Additionally, discounted pricing or rebates on purchases of pharmaceutical products must be offered under various federal and state healthcare programs, including: the Centers for Medicare & Medicaid Services’ Medicaid Drug Rebate

Program, Medicare Part B Program and Medicare Part D Manufacturer Discount Programs, the U.S. Department of Veterans Affairs’ Federal Supply Schedule Program, and the Health Resources and Services Administration’s 340B Drug Pricing Program. Specific prices must be reported to government agencies under healthcare programs, such as the Medicaid Drug Rebate Program. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may expose us to penalties.
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
Human Capital
As of December 31, 2024, we employed approximately 142 colleagues. All of our colleagues were employed in the U.S. Of these colleagues, 22 are directly involved in research and development, 93 are involved in manufacturing operations, and 27 are involved in business development and general and administrative activities. Our colleagues are not represented by a labor union.
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
Environmental Safety
We have few environmental risks but are committed to be part of the global solution. We run environmentally responsible laboratory waste collection, recycling and disposal programs. We educate and encourage our colleagues to be environmentally responsible. As of December 31, 2024, we were in compliance with government and environmental regulations.

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
•Libervant for ARS patients aged between two and five years being blocked from remaining in the U.S. market due to a competitor’s orphan drug market exclusivity status;
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
•activities related to pre-commercialization and commercialization of products;
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
We expect to continue to incur net losses for at least the next few years as we pursue the development efforts and commercialization of our product candidates. Our net losses may fluctuate significantly from period to period, depending on regulatory approval developments concerning our product candidates, the timing of our planned clinical trials and expenditures on our other research and development. We expect our expenses will continue to be substantial in 2025 and future periods as we continue to:
•clinically develop Anaphylm and provide supporting data needed for market approval from the FDA, anticipated NDA submission, pre-commercialization preparations including manufacturing and regulatory inspections and commercialization activities;
•seek licensing and other transactions of our product candidates;
•engage with the FDA to overcome the present stay on Libervant entering the U.S. market due to a competitor’s orphan drug market exclusivity status:
•commercialize Libervant for ARS patients between two and five years of age; and
•clinical development of our product candidate AQST-108.

We expect to continue to manage the timing and level of expenses in light of the declining Suboxone revenues, while focusing on the development and commercialization of Anaphylm.
We will need substantial additional capital to fund our operations, which may not be available on acceptable terms, if at all.
Our cash requirements for 2025 and beyond include expenses related to continuing development and clinical evaluation of our products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of our products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of December 31, 2024, we had $71.5 million of cash and cash equivalents.
Capital may be available under our ATM facility, which we initially established in 2019, and under which, from time to time, we may offer and sell shares of our Common Stock pursuant to the Amended Equity Distribution Agreement with Piper Sandler & Co.. On April 3, 2024, we filed a new shelf registration statement on Form S-3 (the "2024 Registration Statement"), which was declared effective by the SEC on April 23, 2024. Included in the 2024 Registration Statement are: (i) a base prospectus registering the offer, issuance and sale of up to $250,000 worth of Common Stock, preferred stock, debt securities, warrants, rights and units and (ii) the $100,000 ATM facility prospectus. The remaining authorized balance of the ATM facility was $100,000 as of December 31, 2024. For additional information regarding shares sold under the ATM facility subsequent to December 31, 2024, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Part II Item 8. Financial Statements and Supplementary Data, Note 24, Subsequent Events.
In April 2022, we entered into a Purchase Agreement with Lincoln Park, under which, from time to time, we may cause Lincoln Park to purchase shares of our Common Stock. The Purchase Agreement with Lincoln Park has approximately an equivalent to 6,486,623 shares available for purchase at December 31, 2024. For the years ended December 31, 2024 and 2023, we did not sell shares in connection with the Lincoln Park Purchase Agreement. We have no current intent to use the Lincoln Park facility and the Lincoln Park Purchase agreement will expire on April 12, 2025.
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
Until we become profitable, if ever, we expect to need to raise significant additional capital in the future through equity or debt issuances, or both, to continue to manage our expenses to extend our capital runway, in order to further the development, and regulatory approval of our products and product candidates, and to conduct our business. We have no committed sources of additional capital, and there can be no assurance that such needed capital or debt financing will be available or available on favorable terms, or at all. We may seek to obtain additional capital in the future through the issuance of our Common Stock, through other public or private equity or debt financings, through potential non-dilutive capital raising events that may result from royalty streams that may be realizable from our licensed products or licensed intellectual property, through collaborations or licensing arrangements with other companies, and through the sale of assets, including product, product candidates, plants or other tangible assets, or by other means, if available. We may not be able to raise additional capital or other funding on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan and cause us to delay or curtail our operations until such funding is received. To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience dilution, and debt financings, if available (and subject to all of the existing restrictions and conditions under our debt instruments) may involve increased restrictive covenants and increased fixed payments or may otherwise further constrain our financial flexibility. We also may seek outlicensing opportunities for our proprietary products and product candidate programs that we currently plan to self-commercialize, including for Libervant and Anaphylm, or explore other potential liquidity options or strategic opportunities. Such strategic opportunities could include asset sales, outlicensing or other monetization opportunities of our proprietary products and product candidates, including Libervant and Anaphylm, although we cannot assure that any of these actions or opportunities would be available or available on available on terms acceptable to us. While an outlicensing of our proprietary products and product candidates, if approved by the FDA, could limit our exposure to the costs of commercialization of the product and provide a potential source of royalty and milestone revenues, the benefit from the potential of additional future value that could result from our independent commercialization of these products and product candidates, assuming a successful launch of our proprietary products and product candidates, if approved by the FDA, would likely be limited. To the extent that we raise additional funds through collaborative or licensing arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us. In addition, payments made by potential collaborators or licensees generally will depend upon our achievement of negotiated development, regulatory and sales milestones. Failure to achieve these milestones may harm our future capital position. In addition, in the event of any such asset sales or outlicensing transactions, the future growth of the Company would be dependent on continued successful development of our early stage product candidates and/or asset acquisitions or other strategic transactions for the Company.
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
Aquestive has experienced a history of net losses and our accumulated deficits totaled $363.2 million as of December 31, 2024. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties.
In November 2020, we began utilizing the ATM facility. For the year ended December 31, 2024, we sold 4,557,220 shares which provided net proceeds of approximately $11.8 million, after deducting commissions and other transaction costs of $0.6 million.
On April 3, 2024, we filed the "2024 Registration Statement", which was declared effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement are: (i) a base prospectus registering the offer, issuance and sale of up to $250,000 worth of Common Stock, preferred stock, debt securities, warrants, rights and units and (ii) the $100,000 ATM facility prospectus. The remaining authorized balance of the ATM facility was $100,000 as of December 31, 2024. For additional information regarding shares sold under the ATM facility subsequent to December 31, 2024, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Part II Item 8. Financial Statements and Supplementary Data, Note 24, Subsequent Events.
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
Even if we can generate revenues from our operations in the future, our revenues and operating income are likely to fluctuate significantly from year-to-year or quarter-to-quarter and create volatility in our stock price.
Even if we are able to generate future revenues, our results of operations would likely continue to vary significantly from year-to-year and quarter-to-quarter. Variations may result from, among other factors:
•the timing of FDA or any other regulatory approval, delay in any FDA or other regulatory approvals, or failure to obtain any such FDA or other regulatory approvals;
•competitor’s product candidates obtaining FDA or other regulatory approval, which may include orphan drug market exclusivity for seven years in the U.S., before our product has received any such regulatory approval and/

or orphan drug exclusivity, or obtaining other FDA marketing exclusivity that blocks U.S. market access for our product candidates;
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
•our ability to fund the commercialization of, commence a commercial operation, and actually commercialize our proprietary products and product candidates, if approved by the FDA;
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
We have substantial debt and substantial debt service obligations. At December 31, 2024, we had an aggregate principal amount of $45.0 million of outstanding indebtedness, represented by the 13.5% Notes. In the future, we will need to raise additional funds.
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
We are dependent upon the commercial success of our licensed and proprietary products and other licensing activities to generate revenue for the near future.
Although we are in the process of testing and developing proprietary product candidates and may seek to acquire rights in other approved drugs, we anticipate that our ability to generate revenue and to become profitable in the near future will depend upon the continued commercial success of Sympazan, Suboxone and Azstarys in the U.S., the continued commercial success of Ondif in Brazil and Emylif in the EU, and our ability to commercialize our product Libervant for pediatric patients between two and five years of age. Further, there is no assurance that we will become commercially successful to the extent necessary to become profitable. If our current products are not commercially successful, our ability to generate manufacturing and sale margins and licensing or royalty revenues will be impaired. Without those revenues, our ability to continue planned development initiatives and commercialization efforts would be limited. Due to our dependence on the commercial success of our products, delays or setbacks in the commercial success of any of these products would likely materially adversely affect our business, prospects, results and operations and financial consideration.
A substantial portion of our revenues is derived from a single customer and license and any loss or material reduction in revenues from such significant customer would adversely affect our business.
Historically, a substantial portion of our revenues in each quarter and year has been derived from a single customer and this trend is expected to continue while we continue to develop, seek regulatory approval of and seek to commercialize our proprietary products and product candidates. If revenues from such key customer were to decline significantly, it would materially adversely affect our business, financial condition and results of operations. Indivior accounted for approximately 62% and 80% of our revenues for 2024 and 2023, respectively, and we believe in the future will continue to account for a substantial part of our revenues.
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
Risks Related to Development and Commercialization of Our Products and Product Candidates
Our business could be adversely affected if Libervant market access for ARS patients between two and five years of age is blocked.
On August 30, 2022, the FDA provided an approvable letter for Libervant that stated that Libervant was not cleared for U.S. market access until the orphan drug market exclusivity for Valtoco, a competing nasal spray product, ends in January 2027. On April 29, 2024, we announced that the FDA approved U.S. market access for Libervant in ARS patients between two to five years of age.
In May 2024, Neurelis, Inc., the maker of Valtoco, filed a complaint in the U.S. District Court for the District of Columbia against the FDA, HHS, and certain government officials. The complaint in this matter alleges that the defendants violated the Administrative Procedure Act by approving Aquestive’s NDA for Libervant® for ARS patients aged between two and five years, and asked the court to vacate that approval and enjoin the defendants from approving Libervant for this pediatric patient population until January 10, 2027, the scheduled date for the expiration of the ODE granted for Valtoco by the FDA.

Aquestive intervened in the litigation to defend the approval of Libervant for this pediatric patient population. The Company's motion for a stay of the District Court's order granting Neurelis' motion for summary Judgment is pending. The Company also filed an appeal of the District Court's order with the U.S. District Court of Appeals for the District of Columbia. The Company has also submitted a request to the FDA that the FDA determines that Libervant for ARS patients between the ages of two and five years is clinically superior to the existing FDA approved products. For greater detail, see Part II Item 8. Financial Statements and Supplementary Data, Note 23, Contingencies to our financial statements and in Part I Item 1. Business,
If Neurelis prevails on the appeal or the FDA does not make a determination of clinical superiority in favor of Libervant, we may be required to withdraw Libervant from the U.S. market until such time as the ODE expires for Valtoco in January 2027. This would result in significant changes to our business and delay in future revenues to the Company from Libervant.
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
We currently have product candidates in preclinical and clinical development. Our business depends primarily on the successful clinical development, regulatory approval and commercialization of our product candidates. Before our product candidates can be marketed, the FDA and other comparable foreign regulatory agencies must approve our applicable NDA or comparable regulatory submissions. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is very uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Further, positive results from earlier stage clinical trials may not be predictive of later clinical trials or other regulatory developments. In addition, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. Also, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval. Even after successful completion of clinical testing, there is a risk that the FDA may request further information from us, disagree with our findings or otherwise undertake a lengthy review of our submission. We may be asked to provide further justification and evidence to support the application for approval at an FDA Advisory Committee meeting, which requires significant time and resources to prepare. FDA staff, and the public, may also present their own analyses of the clinical trial data, and discuss other issues at an Advisory Committee meeting. FDA Advisory Committees are typically asked to comment on whether they believe there is adequate safety and effectiveness data to support approval. Advisory Committees may also recommend that FDA request additional studies before approval or suggest changes to a product’s proposed labeling. Advisory Committees make nonbinding recommendations to FDA. FDA generally follows the recommendations, but is not legally bound to do so. We also face hurdles and setbacks by reason of competitors’ drug candidates obtaining FDA or other regulatory approvals, including orphan drug market exclusivity, prior to our obtaining FDA or other regulatory approval of our similar drug candidate. Even if the FDA approves our NDA, we may be unable to successfully commercialize our products and product candidates.
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
If we do not obtain market exclusivity for certain of our products, including orphan drug exclusivity, our business may be harmed.
We have received orphan drug market exclusivity for our drug candidate Libervant for ARS patients aged between two and five years, and may in the future seek market exclusivity for other product candidates, including orphan drug market exclusivity. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.
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
A company that first obtains FDA approval for a designated orphan drug for the designated rare disease or condition receives orphan drug market exclusivity for that drug for the designated disease for a period of seven years in the United States. This orphan drug exclusivity prevents the FDA from approving another application to market a drug containing the same active moiety for the same orphan indication, except in very limited circumstances, including when the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care within the meaning of FDA regulations and guidance. In addition, a designated orphan drug may not receive orphan drug market exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.
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
Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or a drug with the same active moiety can be approved for a different indication as currently permitted pursuant to FDA regulations in the United States. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, even if we intend to seek orphan drug designation for any of our product candidates or indications, we may never receive such designations or obtain orphan drug exclusivity. See Part II, Item 8. Financial Statements and Supplementary Data, Note 23, Contingencies.
Also, overcoming a grant of orphan drug market exclusivity is difficult to establish, with limited precedent. In April 2024 the FDA approved Libervant® (diazepam) Buccal Film, 5 mg, 7.5 mg, 10 mg, 12.5 mg, and 15 mg, for ARS patients between the ages of two and five years. This FDA approval was recently determined to be granted in error by the U.S. District Court for the District of Columbia in a lawsuit brought by Neurelis, Inc., and there can be no assurance that the Company will be successful in its appeal of this court ruling or that the FDA will grant our current request seeking an FDA determination that Libervant for this young patient population is clinically superior to other FDA approved ARS drugs in order to maintain the exclusive approval of Libervant in this age and indication. Even if we maintain our market access approval of Libervant for this age group in this indication, if we fail to receive U.S. orphan drug market exclusivity for Libervant for this age group in this indication, our ability to prevent competitors from manufacturing, marketing and selling competing products will be materially impaired, and our results of operations and financial condition may be significantly adversely affected.
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
We have limited commercialization experience and may lack the necessary expertise, personnel and resources to successfully commercialize our other product candidates that must first receive regulatory approval, either on our own or together with collaborators.
We rely on our third-party licensees to commercialize our multiple licensed products and to date have only marketed, through our own efforts and with the services of third-party outsourcing vendors, including contract sales personnel, our first self-developed product, Sympazan, launched in December 2018. With the license of Sympazan to Assertio in October 2022, we scaled back many of our commercial operations, including elimination of our sales and marketing force. However, in April 2024, we launched Libervant for ARS patients between two and five years of age. Given our limited history of direct experience in commercializing product candidates, and current limited commercial operations, we have no long-term experience upon which to measure our ability or success in commercializing future product candidates, if approved, or our ability to make predictions about financial results or prospects of any future launches of product candidates, if approved.
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
We also intend to enter into strategic licenses with third parties to commercialize our product candidates. We may have difficulty establishing relationships with third parties on terms that are acceptable to us, or in all of the regions where we wish to commercialize our products, or at all. If we are unable to build our own distribution and marketing capabilities or to find suitable licensees for the commercialization of our products and product candidates, if approved, we may have difficulties generating revenue from them and our business, results of operations, financial condition and prospects and the trading price of our stock may be materially adversely affected.
Our success depends upon attaining significant market acceptance of our licensed products and proprietary products and product candidates, if approved, among patients, physicians, pharmacists and the medical community.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any licensed products currently marketed and any product candidates for which we obtain marketing approval in the future. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations promulgated thereunder. These laws will impact, among other things, our clinical research programs and our proposed sales, marketing and educational programs for our product candidates, if approved. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. Under the PPACA a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it and action that may be customary in other industries ma unintentionally violate the Anti-Kickback Statute;
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
•HIPAA, as amended by HITECH, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization on entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates who provide services involving the creation, use or disclosure of HIPAA protected health information;
•federal transparency laws, including the federal Physician Payments Sunshine Act, which is part of the PPACA, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to: (i) payments or other “transfers of value” made to physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives and teaching hospitals; and (ii) certain ownership and investment interests held by physicians and their immediate family members, with such information being made publicly available through a searchable website;
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
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation, including the BBA, extended the 2% reduction, on average, to 2032, subject to additional Congressional action. Sequestration may result in additional reductions in Medicare and other healthcare funding and, if we obtain regulatory approvals, may otherwise affect the prices we may obtain for our product candidates or the frequency with which our product candidates may be prescribed or used if approved. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA). The introduction of the Medicare quality payment program has shifted the focus of physician reimbursement from volume to value, encouraging higher quality and more cost-effective care.
Further, legislative changes to or regulatory changes under the PPACA remain possible in the U.S. Congress and under the second-term Trump administration. The nature and extent of any legislative or regulatory changes to the PPACA, including repeal and replacement initiatives, are uncertain at this time. It is possible that the PPACA repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits, including limited coverage for drugs. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into law by President Trump during his first administration, effectively eliminated the federal “individual mandate” penalty imposed by the PPACA on individuals who failed to maintain qualifying health coverage for all or part of a year. Shortly thereafter, the BBA amended the PPACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Inflation Reduction Act of 2022, which was signed into law by President Biden, has since eliminated the coverage gap and replaced it with a $2,000 annual cap on out-of-pocket spending for covered drugs. As the second Trump presidency has commenced, we will continue to evaluate the impact of the PPACA on our business, and the potential for its further repeal or replacement.
The costs of prescription pharmaceuticals in the United States have also been the subject of considerable discussion in the United States, and members of Congress and the administration have stated that they will address such costs through new legislative and administrative measures. This focus has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In 2022, the Biden administration signed into law the Inflation Reduction Act, which included a number of significant drug pricing reforms, including the establishment of a drug price negotiation program within the HHS that, starting in 2026, will require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance; the establishment, beginning in 2023, of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation; and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs, beginning in 2025. Additionally, President Biden issued a subsequent Executive Order directing the Secretary of the HHS consider whether new payment and delivery models would lower drug costs, though, on the first day of his second term, President Trump repealed that Executive Order. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that we may experience more rigorous coverage criteria and additional downward pricing pressure as the result of these and other healthcare reform measures that may be adopted in the future. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. Additionally, policy changes resulting from the new presidential administration may create sudden and unexpected shifts in the operations of HHS that might impact both existing and planned operations.
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

We rely on third parties to manufacture API for our licensed products and product candidates, and we intend to rely on third parties to manufacture the API for other approved products. The commercialization of any of our licensed products and product candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of API or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance.
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
•we may not have access to or may be restricted from disclosing certain information regarding product candidates being developed or commercialized under a collaboration;
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
Additionally, conflicts may arise between us and our third-party collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. For example, our existing revenue streams are largely dependent on Indivior, which holds the global commercialization rights to our approved product, Suboxone. During the years ended December 31, 2024 and 2023, Indivior represented 62% and 80% of our total revenue, respectively. If any such conflicts were to arise with Indivior or any other third party collaborators, one or more of the following events could result, each of which could delay or prevent the development or commercialization of our product or product candidates and harm our business:
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
Although it is not expected to be imminent, if we need to expand our business to meet demands in growth of our manufacturing operations in connection with the continued commercialization of Libervant for ARS patients aged between two and five years, and, if granted full U.S. market access, for commercialization of Libervant for older patients, and to accommodate the potential commercialization of Anaphylm in the first quarter 2026, if approved by the FDA, or other additions to our product pipeline in the future, we would expect to expand our employee base to increase our managerial, regulatory, compliance, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants, contractors and contract employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our products and product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
In addition, any growth in our management team could add increased expense which we must absorb, without necessarily having commensurate growth in our revenues. Also, to date, we have only directly marketed two products in the market. If we commercialize and directly market Anaphylm, if approved for U.S. market access, this could require a significant upfront expense and create a rapid growth in our workforce. This increase in expense may negatively impact our results of operations and may add to our need for additional funds.
Our licensed products and, if approved, product candidates, may give rise to potential product liability claims or false marketing claims, and, if successful claims are brought against us, we may incur substantial liability.
As a pharmaceutical company, we operate in a market that is subject to significant risk of liability. The sales of any of our licensed products and product candidates for which we may obtain marketing approval and the use of our product candidates in clinical trials, if any, exposes us to the risk of product liability claims alleging adverse effects from such products or product candidates and false marketing claims relating to the commercialization of such products or product candidates. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies, others selling or otherwise coming into contact with our products or product candidates, or governmental agencies. Suboxone, which treats opioid addiction, has as one of its active ingredients an opioid, buprenorphine. There can be no assurance that we will not become the target of claims relating to opioid addiction as have companies that market opioids. We have been named as a defendant with Indivior in product liability claims related to dental injuries for use of Suboxone. For more detailed information regarding these claims, see Part II Item 8. Financial Statements and Supplementary Data, Note 23, Contingencies to our financial statements. Any product liability claims, or false marketing claims, could have a material adverse effect on our business, financial position, results of operations and future growth prospects. If we cannot successfully defend against product liability claims or false marketing claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims or false marketing claims may result in:
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
Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at an acceptable cost to us or in sufficient amounts to protect us against losses due to liability. The product liability claim against us with respect to Suboxone may make obtaining product liability insurance coverage at an acceptable cost more problematic. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could materially adversely affect our results of operations and business.
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
As a pharmaceutical company, we are subject to environmental and safety laws and regulations, including those governing the use of hazardous materials. The cost of compliance with health and safety regulations is substantial. Our business activities involve the controlled use of hazardous materials. Our research and development activities involve the controlled storage, use and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds. We and manufacturers and suppliers with whom we may contract are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of accidental contamination or injury from these materials, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. We cannot guarantee that the safety procedures utilized by third-party manufacturers and suppliers with whom we may contract will comply with the standards prescribed by laws and regulations or will eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and U.S. federal and state or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do maintain environmental liability insurance coverage to mitigate our exposure in the event of an accident or environmental discharge. In the event that we may be held liable for any consequential damage and any resulting claims for damages, which may exceed our insured limits and financial resources, we may incur costs that may materially adversely affect our business, results of operations and prospects, and the value of our shares.
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
•the FDA may require implementation of a REMS;
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
Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
Our ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection and could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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

We have in the past and are likely in the future to be, involved in lawsuits to protect or enforce our patents. These lawsuits are expensive and require us to expend substantial financial resources, are time consuming, may continue for many years for one or more claims and may be unsuccessful.
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
A number of our issued patents have been involved in administrative proceedings, such as reexamination and inter partes review at the USPTO and opposition at the EPO. The matters are resolved, but in possible future proceedings, there can be no assurance that all claims of the challenged patents will be upheld or that the patents challenged by us will be found infringed. We may lose any of the challenged patents entirely, or we may have to amend the scope of claims to an extent which may be considered insufficient to cover our products or product candidates. If any of those scenarios were to occur, we might lose our competitive advantage in our market, and our business could be materially affected.
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
Suboxone, Zuplenz, Sympazan, Libervant and Emylif have been approved by the FDA, and other product candidates may be approved by the FDA in the future. As additional products of ours are on the market, one or more third parties may also challenge the patents that we control covering our products, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products.
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
We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation generally involves substantial costs and can be a distraction to management and other employees.
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
•the costs of pre-commercialization and commercialization of any of our approved products that we market ourselves; and

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
As of December 31, 2024, our executive officers and directors beneficially owned approximately 6.6% of our outstanding common stock. In addition, Bratton Capital Management L.P. and its affiliates beneficially owned, directly, approximately 10.8% of our outstanding common stock as of December 31, 2024. Therefore, these stockholders may have, through their respective ownership positions, the ability to influence matters requiring stockholder approval, including elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock that you may believe are in your best interest as one of our stockholders.
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
General Risk Factors
Public health threats such as a global pandemic, or widespread outbreak of infectious disease, similar to the COVID-19 pandemic, may create uncertainties about our future operating results and financial conditions.
Public health threats, such as the COVID-19 or any other pandemic, may have an impact on our business, financial condition, results of operations and cash flows. Prolonged volatility or significant disruption of global financial markets due in part to a public health threat could have a negative impact on our business and overall financial position. Other factors and uncertainties include, but are not limited to, increased operational costs associated with operating during and after a pandemic; evolving macroeconomic factors, including general economic uncertainty, increased labor costs, and recessionary pressures; capital and other resources needed to respond to a pandemic; along with the severity and duration of a pandemic. These risks and their impacts are difficult to predict and could continue to otherwise disrupt and adversely affect our operations and our financial performance.

In addition, to the extent a global health crisis, epidemic or pandemic, such as theCOVID-19 pandemic, adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
Compliance with ever evolving federal, state, and foreign laws relating to handling of information about individuals involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, and could materially adversely affect our business, results of operations, and financial condition.
We receive, store, handle, transmit, use and otherwise process information related to individuals. We also depend on a number of third-party vendors in relation to the operation of our business, a number of which process data on our behalf. We and our vendors are subject to a variety of federal, state and foreign data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts, or locations. These requirements, and their application, interpretation and amendment are constantly evolving and developing.
In the United States, numerous federal and state laws, including state data breach notification laws and state health information privacy laws, govern the collection, use, and disclosure and protection of health-related and other personal information. The Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws.
We are subject to HIPAA. HIPAA imposes privacy, security and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information (“protected health information,” or “PHP”) for or on behalf of such covered entities, and their covered subcontractors. HIPAA requires covered entities and business associates to develop and maintain policies with respect to the protection of, use and disclosure of PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a breach of unsecured PHI.
Additionally, under HIPAA, covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a covered entity or its agents. Notification also must be made to the U.S. Department of Health and Human Services Office for Civil Rights, or OCR, and, in certain circumstances involving large breaches, to the media. Business associates must report breaches of unsecured PHI to covered entities within 60 days of discovery of the breach by the business associate or its agents. A non-permitted use or disclosure of PHI is presumed to be a breach under HIPAA unless the covered entity or business associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA.
Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by HHS may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
Member states in the European Union and other countries have also adopted data protection laws and regulations which impose significant compliance obligations. For example, in the European Union, on May 25, 2018 the EU general Data Protection Regulation (GDPR) became applicable throughout the EU and, as a regulation, has direct effect in all member states. The GDR was designed to harmonize data privacy laws across the EU and change the way organizations approach data privacy. The GDPR introduced new obligations and expanded the extraterritorial reach of the EU data protection regime. It applies to (i) organizations that process personal data in the context of an establishment in the EU (regardless of whether the processing takes place in the EU) and (ii) organizations outside the EY that offer goods or services to data subjects in the EU, or that monitor the behavior of EU data subjects. Compliance with the GDPR involves significant obligations, including requirements around accountability and transparency, contracting with service providers that process personal data, responding to data subjects' rights requests within prescribed timelines, reporting of data breaches to data subjects and. or data protection or supervisory authorities, taking account of data protection as any new services are developed, and limiting the amount of personal data collected, stores or otherwise processed. These obligations and restrictions have a significant impact on the ability to collect, analyze and transfer personal data, including in the context of health data from clinical trials.
Even though we believe we and our vendors are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with data privacy and security laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.
Our colleagues, principal investigators, consultants and agents may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
We are exposed to the risk of fraud or other misconduct by our colleagues, principal investigators, contract sales force, consultants and agents. Misconduct by these parties could include failure to:
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
We are a “smaller reporting company”, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our Common Stock less attractive to investors.
We are a “smaller reporting company”, as defined in Rule 405 under the Securities Act which allows us to take advantage of many of the exemptions from disclosure requirements available to “emerging growth companies,” as defined in the JOBS Act, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and certain reduced financial disclosures in our periodic reports, including this Annual Report on Form 10-K. We are eligible to remain a smaller reporting company for so long as we have a public float (based on our Common Stock equity) of less than $250 million measured as of the last business day of our most recently completed second fiscal quarter or a public float (based on our Common Stock equity) of less than $700 million as of such date and annual revenues of less than $100 million during the most recently completed fiscal year. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result of these disclosure exemptions, there may be a less active trading market for our Common Stock and our stock price may be more volatile.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Stock.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock.
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
Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act has resulted in a substantial amount of these shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our Common Stock.
Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial conditions and results of operation.
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. Although the Department of the Treasury, the Federal Reserve and the FDIC may take action to mitigate the risk of potential losses, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program.
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

Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
Aquestive’s cybersecurity program is built on four key pillars: Governance, Process, Compliance and Audit. While we face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, and results of operations, Aquestive’s cybersecurity program is built upon a set of policies, procedures, and standards supported by training and awareness. In addition, cybersecurity risks are also reviewed as part of our overall Enterprise Risk Management program.
The cybersecurity team has significant experience in managing cybersecurity programs and has engaged with a MSSP to deploy state of the art cybersecurity technologies and gather threat intelligence and cyber risk trends. The cybersecurity program is executed with the MSSP, which provides active threat monitoring, risk assessment and incident response capabilities to timely assess and address any material cyber risk that could impact our business operations.
On occasion, we engage other external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to Aquestive. We depend on and engage various third parties, including suppliers, vendors, and service providers, to operate. We rely on the expertise of our risk management, legal, information technology, and compliance personnel, as well as our MSSP, when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.
Governance
Role of Management/Board
The Senior Vice President of Information Technology (the “IT Officer”), along with the broader Information Technology function, is responsible for assessing and managing Aquestive’s cybersecurity risk and informing senior management and the Audit Committee of the Board regarding cybersecurity risks and the prevention, detection, mitigation, and remediation of cybersecurity incidents. The IT Officer reports to the Chief Executive Officer and leads our cybersecurity program. Our IT Officer has been responsible for this function at Aquestive for 10 years and has over eleven years of experience in information security strategy and the management of cybersecurity risk. The internal Aquestive IT team has over fifteen years of technical experience, program management and architecture experience in managing cyber risk and information security.
The Audit Committee of the Board provides strategic oversight of Aquestive’s cybersecurity matters, including risks associated with cybersecurity threats. The IT Officer briefs the Audit Committee on the effectiveness of Aquestive's cybersecurity program quarterly with a more in depth review done annually.
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, we have not identified any risks from cybersecurity threats or incidents, including as a result of previous cybersecurity incidents, that we believe have materially impacted, or are reasonably likely to materially affect, the Company, including our business strategy, operational results, and financial condition.

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
We do not own any real property.
Item 3.    Legal Proceedings
For more information on Legal Proceedings, see Part II Item 8. Financial Statements and Supplementary Data, Note 23, Contingencies.

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
Holders of Record
As of March 3, 2025, we had approximately 84 holders of record of our Common Stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Overview
Aquestive Therapeutics, Inc. is a pharmaceutical company advancing medicines to bring meaningful improvement to patients' lives through innovative science and delivery technologies. We are developing pharmaceutical products to deliver complex molecules through administrations that are alternatives to invasive and inconvenient standard of care therapies. We have a proprietary commercial product, Libervant® (diazepam) Buccal Film for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy between two and five years of age, which was launched in April 2024. We are advancing a product pipeline for the treatment of severe allergic reactions, including anaphylaxis, under the trade name "Anaphylm™", and our Adrenaverse™ epinephrine prodrug pipeline platform. We have five licensed commercialized products which are marketed by our licensees in the U.S. and around the world. We are the exclusive manufacturer of these licensed products. Aquestive also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm, and has proven drug development and commercialization capabilities. Our production facilities are located in Portage, Indiana, and our corporate headquarters and primary research laboratory facilities are based in Warren, New Jersey.
Financial Operations Overview
Revenues
We generate revenues in four primary categories: manufacture and supply revenue, license and royalty revenue, co-development and research fees, and proprietary product revenue, net.
Manufacture and Supply Revenue
We manufacture based on receipt of purchase orders from our licensees, and our licensees have an obligation to accept these orders once quality assurance validates the quality of the manufactured product with agreed upon technical specifications. In most cases. our licensees are responsible for all other aspects of commercialization of these products, and we have no role, either direct or indirect, in our customers’ commercialization activities, including those related to marketing, pricing, sales, payor access and regulatory operations.
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
Co-development and Research Fees
Co-development and research fees are earned through performance of specific tasks, activities or completion of stages of development defined within a contractual development or feasibility study agreement with a customer. The nature of these performance obligations, broadly referred to as milestones or deliverables, are usually dependent on the scope and structure of the project as contracted, as well as the complexity of the product and the specific regulatory approval path necessary for that product. Accordingly, the duration of our research and development projects may range from several months to as long as three years. Although each contractual arrangement is unique, common milestones contained in these arrangements include those for the performance of efficacy and other tests, reports of findings, formulation of initial prototypes, production of stability clinical and/or scale-up batches, and stability testing of those batches. Additional milestones may be established and linked to clinical results of the product submission and/or approval of the product by the FDA and the commercial launch of the product.
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
In addition to our proprietary products coming online, we may add licensee products which may need additional resources to manufacture. If such growth should occur for higher volume product opportunities such as Suboxone and Ondif, we would incur increased costs associated with hiring additional personnel to support the increased manufacturing and supply costs arising from higher manufactured volumes from proprietary and licensed products.
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

Selling, General and Administrative Expenses
Selling, General and Administrative expenses consist primarily of salaries, benefits, share-based compensation, other related costs for executive, finance, and operational personnel. Other costs include facility and related costs not otherwise included in research and development expenses such as: professional fees for patent-related and other legal expenses, regulatory fees, consulting, tax and accounting services; insurance; market research; advisory board and key opinion leaders; depreciation; and general corporate expenses, inclusive of IT systems-related costs. In addition, these expenses also include warehousing, distribution, selling and business development and other costs.
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
We will continue to manage business costs to prepare for a potential future decline in Suboxone revenue and other external factors affecting our business, as we continue to focus on our core business:
•Continuing the development of Anaphylm and AQST-108; and
•Commercializing Libervant for after approval from the FDA on April 26, 2024 for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity that are distinct from a patient’s usual seizure pattern in pediatric patients with epilepsy between two to five years of age.
Interest Expense
Interest expense consists of interest costs on the outstanding balances of our 12.5% Notes and 13.5% Notes at a fixed rate of 12.5% and 13.5%, respectively, payable quarterly, as well as amortization of loan costs and debt discounts. The redemption of 12.5% Notes and the issuance of 13.5% Notes are discussed in Note 15, Long-Term Debt, to our financial statements. In addition, see Liquidity and Capital Resources below for further detail on our 12.5% Notes and 13.5% Notes.
Interest Expense related to Royalty Obligations
In connection with the issuance of the 13.5% Notes, we entered into the Royalty Rights Agreements with each of the Note Holders granting the Note Holders a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm (epinephrine) Sublingual Film for a period of eight years from the first sale of Anaphylm on a global basis. The Note Holders are also entitled to a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant (diazepam) Buccal Film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant. These royalty agreements are classified as debt, and the value of the $45,000 13.5% Notes has been allocated between debt and the Royalty Obligations based on their relative fair market values. The excess of future estimated royalty payments of $56,926 over the $13,856 of the allocated fair value is recognized as a discount related to the Royalty Right Agreements and is amortized as interest expense using the effective interest method. The 13.5% Notes are discussed in Part II Item 8. Financial Statements and Supplementary Data, Note 15, Long-Term Debt.
Interest Expense related to Sale of Future Revenue
On November 3, 2020, we entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, we sold to Marathon all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through December 31, 2024 under the Monetization Agreement.
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
During the second quarter of 2020, under the Sunovion License Agreement, we recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the $1,000 annual minimum guaranteed royalty that is due in each of the subsequent eight years. In connection with the Monetization Agreement, we performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded that the receivable was not transferred. See Part II Item 8. Financial Statements and Supplementary Data, Note 17, Sale of Future Revenue, and Note 13, Other-Non-Current Assets for further detail.
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
Results of Operations
Comparison of Years Ended December 31, 2024 and 2023
The following discussion of our results of operations explains the material drivers of these results of operations.
Revenues
The following table sets forth our revenue data for the periods indicated.

	Year Ended December 31,		Change
	2024	2023	$	%
(In thousands, except %)
Manufacture and supply revenue	$39,976	$43,805	$(3,829)	(9%)
License and royalty revenue	15,345	5,376	9,969	185%
Co-development and research fees	1,925	1,402	523	37%
Proprietary product revenue, net	315	—	315	N/M
Total revenues	$57,561	$50,583	$6,978	14%
Revenues increased 14% or $6,978 in 2024 compared to the same period in 2023. The increase was primarily due to certain one-time increases in license and royalty revenue and increases in co-development and research fees, partially offset by decreases in manufacture and supply revenue.
Manufacture and supply revenue decreased 9% or $3,829 for the year ended December 31, 2024 compared to the same period in 2023. This decrease was primarily due to a $4,069 decrease in Suboxone revenues mainly due to a decrease in volume and retroactive price increases in the prior period that were not present in 2024, and a $702 decrease in Sympazan revenue. These decreases were partially offset by a $586 increase in Emylif revenues from Zambon and a $368 increase in Ondif revenue which were attributable to an increase in volume. As part of the Indivior Amendment 11 to the Commercial Exploitation Agreement, we received retroactive price increases related to 2022 Suboxone purchases in the amount of $1,682 which was recognized in Manufacture and supply revenue in the year ended December 31, 2023. There were no retroactive price adjustments included in Manufacture and supply revenue for the year ended December 31, 2024.
License and royalty revenue increased 185% or $9,969 for the year ended December 31, 2024 compared to the same period in 2023. This increase was primarily due to the one-time recognition of deferred revenues of $11,544 due to the terminations of licensing and supply agreements. These increases were partially offset by a $1,500 decrease in milestone licensing revenue for Azstarys from Zevra Therapeutics recognized in the prior year.
Co-development and research fees increased 37% or $523 for the year ended December 31, 2024 compared to the same period in 2023. The increase was driven by the timing of the achievement of research and development performance obligations which are expected to fluctuate from one reporting period to the next.
Proprietary product revenue, net increased by $315 for the year ended December 31, 2024 compared to the same period in 2023 due to the launch of Libervant for patients between two to five years of age. This increase was partially offset by an additional accrual for returns allowances related to the period prior to the outlicensing to Assertio of our proprietary product, Sympazan, which is recorded as an addition to accrued distribution expenses and sales return provision.

Expenses, Interest Income and Other Income:
The following table sets forth our expense data for the periods indicated:

	Year Ended December 31,		Change
	2024	2023	$	%
(In thousands, except %)
Manufacture and supply	$17,872	$20,831	$(2,959)	(14%)
Research and development	20,280	13,104	7,176	55%
Selling, general and administrative	50,180	31,750	18,430	58%
Interest expense	11,122	6,337	4,785	76%
Interest expense related to royalty obligations	5,459	905	4,554	N/M
Interest expense related to the sale of future revenue	236	220	16	7%
Interest income and other income, net	(3,437)	(16,321)	12,884	(79)%
Loss on extinguishment of debt	—	1,382	(1,382)	N/M
Manufacture and supply costs and expenses decreased 14%, or $2,959, for the year ended December 31, 2024 compared to the same period in 2023. The decrease in manufacture and supply costs was due to lower volume of strips sold, changes in product mix, and lower production costs.
Research and development expenses increased 55%, or $7,176, for the year ended December 31, 2024 compared to the same period in 2023. The increase in research and development expenses is primarily due to clinical trial costs and product research expenses associated with the continued advancement of the Anaphylm and AQST-108 programs, increases in personnel costs, and an increase in share-based compensation. The tables below provide a breakdown of the major costs included in total Research and development expenses and project costs by type of expense for each of the main clinical development projects in which we are engaged for each period presented:

	Year Ended December 31,		Change
(In thousands)	2024	2023	$	%
Clinical Trials	$8,837	$3,597	$5,240	146%
Development and Manufacturing	303	664	(361)	(54%)
Product Research Expenses	1,119	678	441	65%
Total Project Costs	10,259	4,939	5,320	108%
Preclinical	987	659	328	50%
R&D personnel costs	6,509	5,775	734	13%
Consulting and Outside Services	331	323	8	2%
Share Based Compensation	1,215	456	759	166%
Depreciation/Amortization	70	91	(21)	(23%)
All Other R&D	909	861	48	6%
Total	$20,280	$13,104	$7,176	55%

	Year Ended December 31,
	2024	2023		2024	2023		2024	2023		2024	2023
	Total		% inc / dec	Anaphylm		% inc / dec	AQST-108		% inc / dec	Libervant		% inc / dec
Clinical Trials	$8,837	$3,597	146%	$8,231	$4,687	76%	$588	$—	N/M	$18	$(1,090)	N/M
Development and Manufacturing	303	664	(54%)	310	676	(54%)	10	—	N/M	(17)	(12)	42%
Product Research Expenses	1,119	678	65%	930	463	101%	188	—	N/M	1	215	N/M
Total Project Costs	$10,259	$4,939	108%	$9,471	$5,826	63%	$786	$—	N/M	$2	$(887)	N/M
Total project expenses for Anaphylm increased 63%, or $3,645, for the year ended December 31, 2024 compared to the same period in 2023. Clinical trial expenses and product research expenses for Anaphylm increased $3,544 and $467, respectively, offset by decreases in development and manufacturing of $366 for the year ended December 31, 2024 compared to the same period in 2023. In 2024, Clinical trial expenses for Anaphylm of $8,231 were primarily due to Clinical trial costs associated with the continued advancement of the Anaphylm program. In 2023, Clinical trial expenses for Anaphylm of $4,687 were related to the activities leading up to the Phase 3 PK Study. Total project expenses for AQST-108 increased $786 for the year ended December 31, 2024 compared to the same period in 2023 and were related to feasibility work for AQST-108. In 2023, Clinical trial expenses for Libervant of $1,090 were a credit from third party contractors upon the post completion audit of a study. In 2023, product research expenses for Libervant of $215 were primarily due to data integration and modeling work.
R&D personnel costs increased by 13%, or $734, for the year ended December 31, 2024 compared to the same period in 2023, due to additional headcount. R&D share-based compensation increased by $759, or 166%, which was primarily related to awards granted to our Chief Medical Officer upon his commencement of employment and the effect of new grants in 2024 to R&D personnel. All other R&D expenses include rent, utilities, maintenance and other expenses and fees.
Selling, general and administrative expenses increased 58%, or $18,430, for the year ended December 31, 2024 as compared to the same period in 2023. The increase primarily represents higher commercial spending of approximately $3,750, higher personnel costs of approximately $3,000, severance costs of approximately $2,900, higher share-based compensation expenses of $2,300, higher regulatory and licensing fees of approximately $1,400 related to the regulatory fee for Libervant, higher legal fees of $520, and higher expenses of $4,600 due to a change in the allocation of manufacture and supply costs compared to the prior period, partially offset by lower insurance expenses of $1,150.
Interest expense increased 76%, or $4,785, for the year ended December 31, 2024 compared to the same period in 2023. The increase was mostly driven by the increased amortization of debt issuance costs and discounts and higher interest expense on the 13.5% Notes refinanced in November 2023.
Interest expense related to amortization of the discount on the royalty obligations was $5,459 and $905 for the years ended December 31, 2024 and 2023, respectively. These amounts are due to the accounting associated with the royalty obligations as part of the 13.5% Notes issuance in November 2023. The year ended December 31, 2024 reflects 12 months of activity while the year ended December 31, 2023 reflects 2 months of activity.
Interest expense related to the sale of future revenue was $236 and $220 for the years ended December 31, 2024 and 2023. These amounts are due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and do not represent or imply a monetary obligation or cash output at any time during the life of the transaction. These amounts represent amortization of issuance costs. In June 2023, Sunovion announced that it has voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets, therefore, we likely will not receive any of the additional contingent payments under the Monetization agreement. As a result, we discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022. See Part II Item 8. Financial Statements and Supplementary Data, Note 17, Sale of Future Revenue for details.
Interest income and other income, net was $3,437 and $16,321 for the years ended December 31, 2024 and 2023, respectively. The decrease by $12,884 is due to other income of $6,000 related to the Amendment 11 to the Indivior Commercial Exploitation Agreement, $8,500 related to the patent litigation settlement with BioDelivery Sciences International, Inc. and the receipt of the ERTC, which were recognized in the year ended December 31, 2023 and did not recur in 2024. During the year ended December 31, 2024, we recognized a gain of $1,500 on the termination of a license and supply agreement, which was partially offset by the adjustment of $1,200 to the remaining balance of the intangible asset due to the termination of the agreement. We also recognized higher interest income of $2,713 due to higher cash balances invested in interest-bearing and dividend-earning money market accounts.
For the year ended December 31, 2023, we recognized a loss on extinguishment of debt of $1,382 for prepayment penalties resulting from 12.5% Notes principal payments made in the first quarter of 2023 and fees related to the repayment of the 12.5% Notes in the fourth quarter of 2023. There was no loss on extinguishment of debt in 2024.
Liquidity and Capital Resources
Sources of Liquidity
We had $71,546 in cash and cash equivalents as of December 31, 2024. While our ability to execute our business objectives and achieve profitability over the longer term cannot be assured, our on-going business, existing cash and cash equivalents, expense management activities, potential asset sales or product outlicensing as well as access to the equity capital markets, including through our ATM facility, provide near term liquidity for us to fund our operating needs for at least the next twelve months as we continue to execute our business strategy.
On October 7, 2021, we entered into a supplemental indenture for the 12.5% Notes, pursuant to which the amortization schedule for the 12.5% Notes was amended to provide for the date of the first principal payment to be extended to March 30, 2023. The indenture did not change the maturity date of the 12.5% Notes or the interest payment obligation due under the 12.5% Notes. In connection with the indenture, we entered into a Consent Fee Letter with the holders of the 12.5% Notes, pursuant to which we agreed to pay the holders of the 12.5% Notes an additional cash payment of $2,700 in the aggregate, payable in four quarterly payments beginning May 15, 2022. These payments were made by December 31, 2023.
In 2023, we redeemed $5,647 of our outstanding 12.5% Notes. We also made three scheduled principal payments totaling $11,463 prior to the refinancing of the 12.5% Notes on November 1, 2023. We also paid $353 in prepayment premium as result of the early retirement of debt which was reflected as a loss on extinguishment of debt in our Statements of Operations and Comprehensive Loss for the year ended December 31, 2023.
We established our first ATM facility in September 2019, and since inception to December 31, 2024, we have sold 19,857,518 shares of Common Stock which has generated net cash proceeds of approximately $60,524, net of commissions and other transactions costs of $3,119. On April 3, 2024, we filed a new shelf registration statement on Form S-3 to register the offer and sale of up to $250,000 worth of shares of Common Stock ("Registration Statement No. 333-278498" or the "2024 Registration Statement"), that was declared effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement was a $100,000 ATM facility pursuant to the Amended Equity Distribution Agreement with Piper Sandler & Co.
For the year ended December 31, 2024, we sold 4,557,220 shares which provided net proceeds of approximately $11,821 after deducting commissions and other transaction costs of $564. For the year ended December 31, 2023, we sold 4,958,341 shares under the ATM facility which provided net proceeds of approximately $8,962 after deducting commissions and other transaction costs of $502. In the period subsequent to December 31, 2024 through March 5, 2025, we sold 7,457,627 shares under our ATM facility, which generated net proceeds of approximately $21,400 net of commissions of $605000. The remaining authorized balance of the ATM facility was $78,000,000 as of March 5, 2025.
On April 12, 2022, we entered into the Lincoln Park Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations under the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of our Common Stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. For the years ended December 31, 2024 and 2023, we did not sell shares in connection with the Lincoln Park Purchase Agreement. We have no current intent to use the Lincoln Park facility and the Lincoln Park Purchase agreement will expire on April 12, 2025.
On June 6, 2022, we entered into the Securities Purchase Agreements with certain purchasers. The Securities Purchase Agreements provided for the sale and issuance by us of an aggregate of: (i) 4,850,000 shares of Common Stock, (ii) pre-funded warrants to purchase up to 4,000,000 shares of Common Stock and (iii) Common Stock Warrants to purchase up to 8,850,000 shares of Common Stock. The pre-funded warrants were fully exercised in 2022. In June 2023, 3,689,452 Common Stock warrants issued pursuant to the Securities Purchase Agreements were exercised with proceeds of approximately $3,542.
On August 2023, we entered into the Letter Agreement with the Exercising Holder of 5,000,000 of the remaining Common Stock Warrants. Pursuant to the Letter Agreement, the Exercising Holder and Aquestive agreed that the Exercising Holder would exercise all of its Existing Warrants at the then current exercise price of the Existing Warrants. The Exercising Holder subsequently exercised the Existing Warrants, with Aquestive receiving gross proceeds of $4,800. We also issued to the Exercising Holder New Warrants to purchase up to an aggregate of 2,750,000 shares of Common Stock. The New Warrants are exercisable after February 2, 2024, expire on February 2, 2029 and are exercisable only for cash, unless the shares of Common Stock underlying the New Warrants are not registered in accordance with the terms of the Letter Agreement, in which case the New Warrants may also be exercised by means of a "cashless exercise". The New Warrants have an exercise price of $2.60 per share.
On November 1, 2023, we issued $45,000 aggregate principal amount of its 13.5% Notes due November 1, 2028. A portion of the net proceeds from that Offering was used to redeem all of the remaining outstanding 12.5% Notes and to pay expenses relating to that Offering, with the balance of the proceeds to be used for general corporate purposes. Interest on the 13.5% Notes accrues at a rate of 13.5% per annum and is payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year commencing on December 30, 2023. The 13.5% Notes are interest-only until June 30, 2026, whereupon on such date and each payment date thereafter we will also pay an installment of principal of the 13.5% Notes pursuant to a fixed amortization schedule, along with a portion of an Exit Fee determined as of the applicable date of prepayment, payment, acceleration, repurchase or redemption, as the case may be. We accounted for this transaction as an extinguishment of debt and recognized a debt extinguishment charge of $1,029 for the year ended December 31, 2023. The debt extinguishment charge is included in Loss on the extinguishment of debt in the Company’s Statements of Operations and Comprehensive Loss.
On March 22, 2024, we completed the underwritten public offering of 16,666,667 shares of our common stock at the public offering price of $4.50 per share. In addition, pursuant to the partial exercise of the underwriters' option, on April 22, 2024, we sold an additional 559,801 shares of Common Stock. Net proceeds from the underwritten public offering, including the exercise of underwriters' option were $72,868, after deducting underwriting discounts of $4,651. In addition to the underwriting discounts related to this offering, we incurred professional fees and other costs totaling $894 as of December 31, 2024.

Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023:

(In thousands)	2024	2023
Net cash used for operating activities	$(35,759)	$(6,380)
Net cash used for investing activities	(159)	(995)
Net cash provided by financing activities	83,592	3,974
Net increase (decrease) in cash and cash equivalents	$47,674	$(3,401)
Net Cash Used for Operating Activities
Net cash used for operating activities for the year ended December 31, 2024 increased by $29,379 compared to the same period in 2023. The increase in cash used for operating activities was primarily related to the change in net loss of $36,267 and deferred revenue of $13,809, which was mostly attributed to the recognition of deferred revenues due to the termination of license and supply agreements during the year ended December 31, 2024, and increases in trade and other receivables of $4,167. Other changes were mainly due to higher amortization of debt issuance costs and discounts of $8,742 on the 13.5% Notes refinancing in November 2023 and an increase in share-based compensation of $4,410 as compared to the year ended December 31, 2023.
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2024 decreased by $836 compared to the same period in 2023. The use of cash was related to capital expenditures.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 increased by $79,618 compared to the same period in 2023. The increase was primarily related to the underwritten public offering which provided net proceeds of $71,974, and higher ATM proceeds by $2,871 due to higher volumes and Common Stock prices as compared to the prior year. These increases during the year ended December 31, 2024 were also due to the absence of 12.5% Notes principal payments and premium paid to retire debt and the absence of the financing costs associated with the issuance of the 13.5% Notes, partially offset by no proceeds received from the issuance of the 13.5% Notes and the issuance of the Royalty Rights Agreements as compared to the prior year, and lower proceeds by $8,142 from the exercise of warrants.
Funding Requirements
Our on-going business, existing cash and equivalents, expense management activities as well as access to the equity capital markets, including through our ATM facility, and potential asset sales or product outlicensing potentially provide near term funding opportunities for Aquestive, see “Liquidity and Capital Resources”. On November 1, 2023, we issued $45,000 in aggregate principal amount of the 13.5% Notes due November 1, 2028. A portion of the net proceeds from the Offering were used to redeem all of the outstanding 12.5% Notes and to pay expenses relating to the Offering, with the balance of the proceeds to be used for general corporate purposes.
On March 22, 2024, we completed the Underwritten Public Offering of 16,666,667 shares of our common stock at the public offering price of $4.50 per share. In addition, pursuant to the partial exercise of the underwriters' option, on April 22, 2024, we sold an additional 559,801 shares of Common Stock. Net proceeds from the Underwritten Public Offering, including the exercise of underwriters' option were $72,868 after deducting underwriting discounts of $4,651. In addition to the underwriting discounts related to this offering, we incurred professional fees and other costs totaling $894 as of December 31, 2024.
We have used and intend to continue to use the net proceeds received from these transactions, together with the Company’s existing cash and cash equivalents, primarily to advance the development and commercialization of our product pipeline, including Anaphylm™ (epinephrine) Sublingual Film for the treatment of severe life-threatening allergic reactions, including anaphylaxis, and the continued commercial expansion of Libervant® (diazepam) Buccal Film for the treatment of ARS patients aged between two and five years, and for working capital, capital expenditures and general corporate purposes. We can provide no assurance that any of these sources of funding, either individually or in combination, will be available on reasonable terms, if at all, or sufficient to fund our business objectives. In addition, we may be required to utilize available financial resources sooner than expected. We have based our expectation on assumptions that could change or prove to be inaccurate, due to unrelated factors including factors arising in the capital markets, asset monetization markets, regulatory approval process, and regulatory oversight and other factors. Key factors and assumptions inherent in our planned continued operations and anticipated growth include, without limitation, those related to the following:

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
•access to debt or equity markets if, and at the time, needed for any necessary future funding, including our ability to access funding through our ATM facility, should we choose to access this facility;
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
The sufficiency of our short-term and longer-term liquidity is directly impacted by our level of operating revenues and our ability to achieve our operating plan for revenues, regulatory approval in the time period planned for our product candidates and our ability to monetize other royalty streams or other licensed rights within planned timeframes, and there can be no assurance that we will be successful in any monetization transaction. Our operating revenues have fluctuated in the past and can be expected to fluctuate in the future. We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and we have a significant level of debt on which we have substantial ongoing interest payments have principal repayments related to our 13.5% Notes starting in June 2026 through the debt maturity date and royalty obligation payments projected to be made from the fourth quarter of 2024 to 2034, which are further discussed in Part II Item 8. Financial Statements and Supplementary Data, Note 15, Long-Term Debt. A substantial portion of our current and past revenues has been dependent upon our licensing, manufacturing and sales with one customer, Indivior, which is expected to continue, and it could take significantly longer than planned to achieve anticipated levels of cash flows to help fund our operations and cash needs.
To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience further dilution and the terms of these securities could include liquidation or other preferences (if and to the extent permitted under the Indenture) that would adversely affect our stockholders’ rights. Our ability to secure additional equity financing could be significantly impacted by numerous factors including our operating performance and prospects, positive or negative developments in the regulatory approval process for our product candidates, our existing level of debt which is secured by substantially all of our assets under the Indenture, and general financial market conditions, and there can be no assurance that we will continue to be successful in raising capital or that any such needed financing will be available, available on favorable or acceptable terms, if at all.

If adequate funds are not available for our short-term or longer-term liquidity needs and cash requirements as and when needed, we would be required to engage in expense management activities such as reducing staff, delaying, significantly scaling back, or even discontinuing some or all of our current or planned launch activities and research and development programs and clinical and other product development activities, and otherwise significantly reducing our other spending and adjusting our operating plan, and we would need to seek to take other steps intended to improve our liquidity. We also may seek outlicensing opportunities for our proprietary products and product candidate programs that we currently plan to self-commercialize, including for Libervant and Anaphylm, or explore other potential liquidity options or strategic opportunities. Such strategic opportunities could include asset sales, outlicensing or other monetization opportunities of our proprietary products and product candidates, including Libervant and Anaphylm, although we cannot assure that any of these actions or opportunities would be available or available on acceptable terms. While an outlicensing of our proprietary products and product candidates, if approved by the FDA, could limit our exposure to the costs of commercialization of the product and provide a potential source of royalty and milestone revenues, the benefit from the potential of additional future value that could result from our independent commercialization of these products and product candidates, assuming a successful launch of our proprietary products and product candidates, if approved by the FDA, would likely be limited. In addition, in the event of any such asset sales or outlicensing transactions, the future growth of the Company would be dependent on continued successful development or our early stage product candidates and/or asset acquisitions or other strategic transactions for the Company. There is no assurance that any such outlicensing or other strategic opportunities will be available or available on reasonable terms.
Contractual Obligations and Commitments
We have entered into various contractual agreements under which we have long term obligations. For more information regarding our commitments, see Part II, Item 8. Financial Statements and Supplementary Data, Note 23, Contingencies.
For more information regarding our future lease payments, see Part II, Item 8. Financial Statements and Supplementary Data, Note 11, Right-of-Use Assets and Lease Obligations for our minimum lease payments schedule. The expected timing of our leases may be different in future years, depending on our decision to extend lease terms and/or enter into leases in preceding years.
For more information on our payments related to the 13.5% Notes, see Part II, Item 8. Financial Statements and Supplementary Data, Note 15, Long-Term Debt.
Critical Accounting Policies and Use of Estimates
We have based our Management’s Discussion and Analysis of our financial condition and results of operations on our Financial Statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the U.S. The preparation of the Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements as well as the revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience when available and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While significant accounting policies are more fully described in Part II Item 8. Financial Statements and Supplementary Data, Note 3, Summary of Significant Accounting Policies, included in this filing, we believe that the following accounting policies are those that are most critical to the significant judgements and estimates used in the preparation of our Financial Statements.
Revenue Recognition
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
Royalty Obligations and Interest Expense
In connection with the issuance of the 13.5% Notes, we entered into a Royalty Rights Agreement with each of the Note Holders granting the Note Holders a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm (epinephrine) Sublingual Film for a period of eight years from the first sale of Anaphylm on a global basis. The note holders are also entitled to a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant (diazepam) Buccal Film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant. The Royalty Rights Agreements are classified as debt, and the value of the $45,000 13.5% Notes has been allocated between debt and the royalty obligations based on their relative fair market values. The excess of future estimated royalty payments of $56,926 over the $13,856 of allocated fair value is recognized as a discount related to the Royalty Right Agreements and is amortized over the life of the Royalty Rights Agreements. Such amortization is reflected as interest expense related to royalty obligations in the Statements of Operations and Comprehensive Loss. The 13.5% Notes are discussed in Part II Item 8. Financial Statements and Supplementary Data, Note 15, Long-Term Debt.
Liability and interest expense related to sale of future revenue
We treated the sale of future revenue related to KYNMOBI as debt financing in accordance with ASC 470 Debt, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to the sale of future revenue has been initially recorded at its proceeds, net of deferred cost. The liability related to the sale of future revenue and the related interest expense are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We periodically assess the expected royalty payments using a combination of internal projections and forecasts from external resources. To the extent our future estimates of royalty payments are greater or less than previous estimates or the timing of such payments is materially different than its previous estimates, we will prospectively adjust the related interest expense. Amortization of debt is reflected as interest expense related to the sale of future revenue in the Statements of Operations and Comprehensive Loss. For further discussion of the sale of the future revenue, see Part II Item 8. Financial Statements and Supplementary Data, Note 17, Sale of Future Revenue.
Recent Accounting Pronouncements
Refer to Part II Item 8. Financial Statements and Supplementary Data, Note 3, Summary of Significant Accounting Policies in the accompanying Notes to our Financial Statements for a discussion of recent accounting pronouncements.

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
As of December 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based upon its assessment and those criteria, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
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

Item 9B.    Other Information.
Our Chief Operating Officer Cassie Jung adopted a written sales plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the "Jung Plan") on December 10, 2024. The Jung Plan commences on March 11, 2025 and ends on December 31, 2025. The maximum number of shares to be sold under the Jung Plan is 108,656 shares; the actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the Jung Plan.
Our Chief Medical Officer Carl Kraus adopted a written sales plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the "Kraus Plan") on December 12, 2024. The Kraus Plan commences on March 17, 2025 and ends on February 27, 2026. The maximum number of shares to be sold under the Kraus Plan is 75,000. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the Kraus Plan.
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
Item 16.    Form 10-K Summary
Not applicable.
Exhibit Index
The exhibits below are filed as part of this Form 10-K other than Exhibit 32.1 and Exhibit 32.2, which shall be deemed furnished.

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Aquestive Therapeutics, Inc., dated as of July 27, 2018 (filed as Exhibit 3.1 to the Current Report on Form 8-K of the Company, as filed on July 27, 2018, and incorporated by reference herein).
3.2	Amended and Restated Bylaws of Aquestive Therapeutics, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K of the Company, as filed on October 16, 2024, and incorporated by reference herein).
4.1	Form of Common Stock Certificate of Aquestive Therapeutics, Inc. (filed as Exhibit 4.1 to the Registration Statement on Form S-1 of the Company (File No. 333-225924), as filed on June 27, 2018, and incorporated by reference herein).
4.2	Indenture dated July 15, 2019, among Aquestive Therapeutics, Inc., as Issuer, any Guarantor that becomes party thereto and U.S. Bank National Association, as Trustee and Collateral Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on July 16, 2019, and incorporated by reference herein).
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
10.15+
Aquestive Therapeutics, Inc. 2018 Equity Incentive Plan, as amended (filed as Exhibit 4.1 to the Registration Statement on Form S-8 of the Company (File No. 333-273857), as filed on August 9, 2023 and incorporated by reference herein).

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
10.40
Amendment to License and Supply Agreement between Aquestive and Atnahs Pharma UK Limited entered into March 27, 2023 (filed as Exhibit 10.40 to the Annual Report on Form 10-K of the Company, as filed on March 5, 2024, and incorporated by reference herein).

19.1	Insider Trading Policy.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97*	Incentive Compensation Recovery Policy (filed as Exhibit 97 to the Annual Report on Form 10-K of the Company, as filed on March 5, 2024 and incorporated by reference herein).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUESTIVE THERAPEUTICS, INC.

March 5, 2025	By:	/s/ Daniel Barber
Daniel Barber
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Barber	President, Chief Executive Officer and Member of the Board of Directors	March 5, 2025
Daniel Barber	(Principal Executive Officer)

/s/ A. Ernest Toth, Jr.	Senior Vice President, Chief Financial Officer	March 5, 2025
A. Ernest Toth, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gregory B. Brown	Chairman of the Board of Directors	March 5, 2025
Gregory B. Brown, M.D.

/s/ Abigail L. Jenkins	Member of the Board of Directors	March 5, 2025
Abigail L. Jenkins

/s/ John S. Cochran	Member of the Board of Directors	March 5, 2025
John S. Cochran

/s/ Julie Krop	Member of the Board of Directors	March 5, 2025
Julie Krop, M.D

/s/ Marco Taglietti	Member of the Board of Directors	March 5, 2025
Marco Taglietti, M.D.

/s/ Timothy Morris	Member of the Board of Directors	March 5, 2025
Timothy Morris

To the Stockholders and the Board of Directors
Aquestive Therapeutics, Inc.:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Aquestive Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the Company’s ability to continue as a going concern
As discussed in Note 4 to the financial statements, the Company has experienced a history of net losses. The Company’s accumulated deficit totaled $363,214 thousand as of December 31, 2024. Historically, the Company’s sources of liquidity included cash and cash equivalents, equity, and debt offerings. The Company believes that its ongoing business, existing cash and equivalents, expense management activities, and access to equity capital markets through its ATM facility provide liquidity to fund its operating needs for at least twelve months from the date of issuance of these financial statements.
We identified the evaluation of the Company’s assessment of its ability to continue as a going concern as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the Company’s forecasted cash flows used in its going concern analysis due to uncertainty in certain assumptions, specifically forecasted expenses.
The following are the primary procedures we performed to address this critical audit matter. We compared the Company’s historical forecasted cash flows to actual results to assess the Company’s ability to accurately forecast. We performed sensitivity analyses over the Company’s forecasted cash flows by evaluating the effect of changes to the forecasted expenses on the Company’s going concern assessment. We assessed the reasonableness of the Company’s forecasted expenses by comparing to management’s communications to the Board of Directors and public information disseminated by the Company. We assessed the Company’s disclosures related to its going concern assessment by comparing the disclosures to the audit evidence obtained.

/s/ KPMG LLP
We have served as the Company’s auditor since 2006.
Short Hills, New Jersey
March 5, 2025

AQUESTIVE THERAPEUTICS, INC.
Balance Sheets
(In thousands, except per share/unit amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$71,546	$23,872
Trade and other receivables, net	7,344	8,471
Inventories, net	6,044	6,769
Prepaid expenses and other current assets	3,286	1,854
Total current assets	88,220	40,966
Property and equipment, net	3,799	4,179
Right-of-use assets, net	5,182	5,557
Intangible assets, net	—	1,278
Other non-current assets	4,223	5,438
Total assets	$101,424	$57,418

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$10,287	$8,926
Accrued expenses	5,907	6,497
Lease liabilities, current	510	390
Deferred revenue, current	1,048	1,551
Liability related to the sale of future revenue, current	1,000	922
Royalty obligations, current	87	—
Loans payable, current	26	22
Total current liabilities	18,865	18,308
Notes payable, net	32,500	27,508
Royalty obligations, net	20,129	14,761
Liability related to the sale of future revenue, net	62,718	63,568
Lease liabilities	4,968	5,399
Deferred revenue, net of current portion	20,005	32,345
Other non-current liabilities	2,395	2,016
Total liabilities	161,580	163,905
Contingencies (Note 23)

Stockholders’ deficit:
Common stock, 0.001 par value. Authorized 250,000,000 shares; 91,413,742 and 68,533,085 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	91	69
Additional paid-in capital	302,967	212,521
Accumulated deficit	(363,214)	(319,077)
Total stockholders’ deficit	(60,156)	(106,487)
Total liabilities and stockholders’ deficit	$101,424	$57,418

See accompanying notes to the financial statements.

AQUESTIVE THERAPEUTICS, INC.
Statements of Operations and Comprehensive Loss
(In thousands, except per share data amounts)

	Year Ended December 31,
	2024	2023
Revenues	$57,561	$50,583
Costs and expenses:
Manufacture and supply	17,872	20,831
Research and development	20,280	13,104
Selling, general and administrative	50,180	31,750
Total costs and expenses	88,332	65,685
Loss from operations	(30,771)	(15,102)
Other income (expenses):
Interest expense	(11,122)	(6,337)
Interest expense related to royalty obligations, net	(5,459)	(905)
Interest expense related to the sale of future revenue	(236)	(220)
Interest income and other income, net	3,437	16,321
Loss on the extinguishment of debt	—	(1,382)
Net loss before income taxes	(44,151)	(7,625)
Income taxes benefit (expense)	14	(245)
Net loss	$(44,137)	$(7,870)
Comprehensive loss	$(44,137)	$(7,870)

Loss per share attributable to common stockholders:
Basic and diluted (in dollars per share)	$(0.51)	$(0.13)

Weighted-average number of common shares outstanding:
Basic and diluted (in shares)	86,726,211	61,255,864

See accompanying notes to the financial statements.

AQUESTIVE THERAPEUTICS, INC.
Statements of Changes in Stockholders’ Deficit
(In thousands, except per share amounts)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2022	54,827,734	$55	$192,598	$(311,207)	$(118,554)
Common Stock issued upon warrant exercises	8,689,452	9	8,333	—	8,342
Costs of common stock issued under private equity offering	—	—	(35)	—	(35)
Common Stock issued under public equity offering	4,958,341	5	9,459	—	9,464
Costs of common stock issued under public equity offering	—	—	(552)	—	(552)
Shares issued under employee stock purchase plan	36,168	—	66	—	66
Vested restricted stock units, net	19,515	—	(11)	—	(11)
Share-based compensation expense	—	—	2,662	—	2,662
Options exercised, net	1,875	—	1	—	1
Net loss	—	—	—	(7,870)	(7,870)
Balance at December 31, 2023	68,533,085	69	212,521	(319,077)	(106,487)
Common Stock issued under public equity offering-ATM	4,557,220	4	12,381	—	12,385
Costs of common stock issued under public equity offering-ATM	—	—	(602)	—	(602)
Common Stock issued under public equity offering	17,226,468	18	77,502	—	77,520
Costs of common stock issued under public equity offering	—	—	(5,546)	—	(5,546)
Common Stock issued upon warrant exercises	30,645	—	165	—	165
Shares issued under employee stock purchase plan	35,374	—	109	—	109
Share-based compensation expense	—	—	7,056	—	7,056
Vested restricted stock units, net	673,925	—	(1,351)	—	(1,351)
Options exercised, net	357,025	—	732	—	732
Net loss	—	—	—	(44,137)	(44,137)
Balance at December 31, 2024	91,413,742	$91	$302,967	$(363,214)	$(60,156)

See accompanying notes to the financial statements.

AQUESTIVE THERAPEUTICS, INC.
Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(44,137)	$(7,870)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	718	1,345
Share-based compensation	7,099	2,689
Amortization of debt issuance costs and discounts	10,714	1,972
Gain on contract termination	(300)	—
Loss on the extinguishment of debt	—	1,029
Other, net	104	(204)
Changes in operating assets and liabilities:
Trade receivables and other receivables, net	1,094	(3,073)
Inventories	725	(989)
Prepaid expenses and other assets	(223)	1,290
Accounts payable	2,782	(1,020)
Accrued expenses and other liabilities	(1,492)	(2,515)
Deferred revenue	(12,843)	966
Net cash used for operating activities	(35,759)	(6,380)
Cash flows from investing activities:
Capital expenditures	(159)	(995)
Net cash used for investing activities	(159)	(995)
Cash flows from financing activities:
Proceeds from issuance of common stock under public equity offering-ATM, net	11,783	8,912
Proceeds from common stock issued under public equity offering, net	71,974	—
Proceeds from exercise of warrants, net	165	8,307
Proceeds from shares issued under employee stock purchase plan	67	39
Proceeds from exercise of stock options	732	1
Proceeds from issuance of debt	—	31,144
Proceeds from issuance of Royalty Rights Agreements	—	13,856
Repayment of debt principal including lease liabilities	(23)	(51,529)
Payments for royalty obligations	(5)	—
Payments for financing costs	—	(4,643)
Premium paid to retire debt	—	(2,102)
Payments for taxes on share-based compensation	(1,101)	(11)
Net cash provided by financing activities	83,592	3,974
Net increase (decrease) in cash and cash equivalents	47,674	(3,401)
Cash and cash equivalents:
Beginning of period	23,872	27,273
End of period	$71,546	$23,872

Supplemental disclosures of cash flow information:
Cash payments for interest	$7,097	$4,602
Cash payments for income taxes	$305	$—
Non-cash investing activities: capital expenditures in accounts payable	$78	$—
Non-cash financing activities: accrued taxes on share-based compensation	$250	$—
See accompanying notes to the financial statements.

AQUESTIVE THERAPEUTICS, INC.
Notes to Financial Statements
(In thousands, except share and per share information)

Note 1.    Company Overview and Equity Transactions
Company Overview
Aquestive Therapeutics, Inc. is a pharmaceutical company advancing medicines to bring meaningful improvement to patients’ lives through innovative science and delivery technologies. The Company is developing pharmaceutical products to deliver complex molecules through alternative administrations to invasive and inconvenient standard of care therapies. The Company has a proprietary commercial product, Libervant® (diazepam) Buccal Film for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients between two and five years of age, which was launched in April 2024. The Company is also advancing a product pipeline for the treatment of severe allergic reactions, including anaphylaxis, under the Anaphylm™ trade name, and its Adrenaverse™ epinephrine prodrug pipeline platform. The Company has five licensed commercialized products which are marketed by its licensees in the U.S. and around the world. The Company is the exclusive manufacturer of these licensed products. The Company also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. The Company’s production facilities are located in Portage, Indiana, and its corporate headquarters and primary research laboratory facilities are based in Warren, New Jersey.
Equity Transactions
Equity Offering of Common Stock
The Company established its first ATM facility in September 2019, and since inception to December 31, 2024, the Company has sold 19,857,518 shares of Common Stock under its ATM Facility which has generated net cash proceeds of approximately $60,524, net of commissions and other transactions costs of $3,119. On April 3, 2024, the Company filed a new shelf registration statement on Form S-3, the 2024 Registration Statement, which was declared effective by the SEC on April 23, 2024. Included in the 2024 Registration Statement are (i) a base prospectus registering the offer, issuance and sale of up to $250,000 worth of Common Stock, preferred stock, debt securities, warrants, rights and units and (ii) a $100,000 ATM facility prospectus. For the year ended December 31, 2024, the Company sold 4,557,220 shares of common stock pursuant to the ATM prospectus and the Amended Equity Distribution Agreement with Piper Sandler & Co. (successor to Piper Jaffray & Co.), which provided net proceeds of approximately $11,821 after deducting commissions and other transaction costs of $564. For the year ended December 31, 2023, the Company sold 4,958,341 shares which provided net proceeds of approximately $8,962 after deducting commissions and other transaction costs of $502. The remaining authorized balance of the ATM facility was $100,000 as of December 31, 2024.
On April 12, 2022, the Company entered into the Lincoln Park Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth in the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of Common Stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that the Company will not issue, and Lincoln Park will not purchase, shares of Common Stock if it would result in Lincoln Park’s beneficial ownership exceeding 9.99% of the Company's then outstanding Common Stock. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever any direct or indirect short selling or hedging of our Common Stock. For the years ended December 31, 2024 and 2023, the Company did not sell shares in connection with the Lincoln Park Purchase Agreement. The Company has no current intent to use the Lincoln Park facility and the Lincoln Park Purchase agreement will expire on April 12, 2025.
On March 22, 2024, the Company completed the underwritten public offering of 16,666,667 shares of its common stock at the public offering price of $4.50 per share. In addition, pursuant to the partial exercise of the underwriters' option, on April 22, 2024, the Company sold an additional 559,801 shares of Common Stock. Net proceeds from the underwritten public offering, including the exercise of underwriters' option were $72,868, after deducting underwriting discounts of $4,651. In addition to the underwriting discounts related to this offering, the Company incurred professional fees and other costs totaling $894 as of December 31, 2024.
Note 2.     Basis of Presentation and Principles of Consolidation
These financial statements have been prepared in accordance with GAAP in the United States of America, and in accordance with the rules and regulations of the SEC. Certain reclassifications were made to conform to the current year presentation. As of March 31, 2024, the Company dissolved its subsidiaries and no longer prepares its financial statements on a consolidated basis. The dissolution of the subsidiaries did not have a material impact on the Company’s financial statements as of December 31, 2024 or the consolidated financial statements as of December 31, 2023.
Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the ASC and ASU of FASB.

Note 3.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions often involve assessments of matters that are inherently uncertain and accordingly actual results could differ from those estimates. Significant items subject to estimates and assumptions include those related to revenue recognition, inventory costs, allowances for rebates from proprietary product sales of Libervant for patients between two to five years of age, allowances for sales returns, the useful lives of fixed assets and the valuations of warrants issued, royalty obligations, sale of future revenues, share-based compensation, and contingencies.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2024 and 2023, cash and cash equivalents consisted of cash in bank accounts and money market Treasury mutual funds.
Concentration of Credit Risk
Cash and cash equivalents are held by federally insured financial institutions that management believes are of high credit quality. The Company has not experienced any losses in such accounts and such amounts may exceed federally-insured limits of $250.
Concentration of the Company’s significant customers as of December 31, 2024 and 2023 is outlined in Note 6, Revenues and Trade Receivables, Net.
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables. The Company’s credit terms generally range from 30 to 60 days, depending on the customer and type of invoice.
The Company maintains an allowance for credit losses on accounts receivable, which is recorded as a reduction to accounts receivable. Changes in the allowance are classified as Selling, general and administrative expenses in the Statements of Operations and Comprehensive Loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when it identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. It also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves. The allowance for credit losses, was $0 and $14 as of December 31, 2024 and 2023, respectively.
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

Property and Equipment
Property and equipment are stated at cost net of accumulated depreciation and amortization, which is computed by the straight-line method based on the estimated useful lives of the respective assets, as discussed below. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the leased assets. Maintenance and repair costs are charged to expense as incurred, and expenditures for major renewals and improvements are capitalized. Upon disposition of property and equipment, the related cost and accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in the Statements of Operations and Comprehensive Loss.
Intangible Assets
Intangible assets included the costs of acquired composition and process technologies, the costs of purchased patents used in the manufacture of orally soluble film and the costs of acquired NDA. The Company amortized these assets using the straight-line method over the shorter of their legal lives or estimated useful lives. As of December 31, 2024, the balance of the Company's intangible assets was zero, see Note 12, Intangible Assets, Net for additional information.
Impairment of Long-Lived Assets
Long lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In these circumstances, the Company compares undiscounted cash flows expected to be generated by that asset or asset group to the corresponding carrying amounts. If this comparison is indicative of impairment, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered most appropriate. No impairment was recognized for the year ended December 31, 2024. The impairment charge of $216 was recognized for the year ended December 31, 2023.
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
The Company records operating lease assets and lease liabilities in its Balance Sheets. Lease expenses for lease payments are recognized on a straight-line bases over the lease term. Short-term leases, or leases that have a lease term of 12 months or less at consummation date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. During the year ended December 31, 2023, the Company recognized a lease supporting its manufacturing facilities as a finance lease. Commitments under finance leases are not significant, and are included in Property and equipment, net; Loans payable, current and Notes payable, net on the Balance Sheets.
Royalty Obligations, net
On November 1, 2023, in connection with the issuance of the 13.5% Notes, the Company and the Note Holders entered into the Royalty Rights Agreements, which provide the Note Holders a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm (epinephrine) Sublingual Film for a period of eight years from the first sale of Anaphylm on a global basis. The Note Holders are also entitled to a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant (diazepam) Buccal Film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant. The Royalty Rights Agreements are classified as debt, and the value of the $45,000 13.5% Notes has been allocated between debt and the royalty obligations based on their relative fair market values. The fair value of the royalty obligation is being amortized over the life of the Royalty Rights Agreements and such amortization is reflected as interest expense related to royalty obligations in the Statements of Operations and Comprehensive Loss. The 13.5% Notes are discussed in Note 15, Long-Term Debt, to its financial statements.

Liability Related to the Sale of Future Revenue
The Company treats the liability related to the sale of future revenue as debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to the sale of future revenue and the related interest expense are based on its current estimates of future royalties expected to be paid over the life of the arrangement. The Company periodically assesses the expected royalty payments using a combination of internal projections and forecasts from external resources. To the extent its future estimates of royalty payments are greater or less than previous estimates or the timing of such payments is materially different than its previous estimates, the Company will prospectively recognize related interest expense. Amortization of debt is reflected as interest expense related to the sale of future revenue in the Statements of Operations and Comprehensive Loss. For further discussion of the sale of the future revenue, see Note 17, Sale of Future Revenue.
Revenue Recognition
The Company’s revenues include (i) sales of manufactured products pursuant to contracts with commercialization licensees, (ii) license and royalty revenues, (iii) co-development and research fees generally in the form of milestone payments, and (iv) sales of its proprietary CNS product, Libervant, for patients between two to five years of age. See Note 6, Revenues and Trade Receivables, Net for further details. The Company recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, a five-step model is applied that includes (1) identifying the contract with a customer, (2) identifying the performance obligation in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing when, or as, an entity satisfies a performance obligation.
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
Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements. In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables, net within the Balance Sheets. As of December 31, 2024 and 2023, such contract assets were $578 and $1,662, respectively, consisting primarily of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with third parties.
Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Balance Sheets. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of December 31, 2024 and 2023, such contract liabilities were $21,053 and $33,896, respectively.
Costs to obtain contracts - in certain situations, the Company may incur incremental costs of obtaining a contract with a customer. These costs, if expected to be recovered, are recognized as an asset and reflected as other assets within the Balance Sheets. The asset is amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. As of December 31, 2024 and 2023, such costs to obtain contracts were $480 and $715, respectively.
Research and Development
Research and development, or R&D, expenses are recorded in accordance with ASC 730, Research and Development and are expensed as incurred. R&D expenses include R&D activities, services of external CROs, costs of their clinical research sites, scale-up and validation costs, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. CROs activities include preclinical laboratory experiments and clinical studies. Other activity expenses include regulatory consulting and other costs. The activities undertaken by regulatory consultants that were classified as R&D expense include assisting, communicating with, and advise its in-house staff with respect to various FDA submission processes, clinical trial processes and scientific writing matters, including preparing protocols and FDA submissions. These consulting expenses were direct costs associated with preparing, receiving and understanding work for its clinical trials and investigative drugs. Payments made to CROs based on agreed-upon terms, which may include payments in advance of a study start date. The Company expenses non-refundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when goods or services have been received rather than when payment was made. The Company reviews and accrues CROs expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion state of study as provided by CROs. Estimated CROs costs subject to revisions as such studies progress to completion. The Company charges revisions to expense in the period when the facts that give rise to the revision become known.

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
Share-Based Compensation
The Company records share-based compensation expenses for awards of stock options and RSUs under ASC 718, Compensation — Stock Compensation. For awards to non-employees for periods prior to the adoption of ASU 2018-07, Compensation-Stock Compensation: Improvements to Non-employee Share-Based Payment Accounting, on January 1, 2019, the Company had applied ASC 505-50, Equity-based Payments to Non-Employees. ASC 718 establishes guidance for the recognition of expenses arising from the issuance of stock-based compensation awards at their fair value at the grant date.
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
The Company’s estimates of the fair value of RSUs at their grant or valuation dates vary based on whether the awards' vesting conditions are based on market conditions or service conditions. For awards with the vesting based on market conditions, the Company uses a Monte Carlo simulation that considers various variables and assumptions, including:
•simulated 30-day average at the end of the requisite service period,
•discount period based on the vesting term of the awards,
•an estimate of stock price volatility based on that of an industry peer group,
•expected dividends, if any, and
•risk-free interest rate.
These assumptions require estimates and judgements and changes in those inputs could impact the amount of expenses that are charged to earnings. The Company recognizes compensation expense for the fair value of RSUs and stock option awards over the requisite service period of the awards. All excess tax benefits, taxes and tax deficiencies from stock-based compensation are included in the provision for income taxes in the Company's Statements of Operations and Comprehensive Loss. As part of the Company’s share-based compensation plan, shares are withheld to satisfy tax withholding obligations upon the vesting of RSUs. During the years ended December 31, 2024 and 2023, the fair value of the shares withheld was $1,351 and $11, respectively, and was recorded a reduction of Additional paid-in capital in the Statements of Changes in Stockholders’ Deficit and as a financing activity in the Statements of Cash Flows. The portion of shares yet to be remitted as of 12/31/24 was $250 and is disclosed as a non-cash financing activity in the Statements of Cash Flows.

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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that may result from transactions and economic events other than those with stockholders, such as unrealized gains or losses on investments. For the periods ended December 31, 2024 and 2023, the Company’s comprehensive loss included only its net loss.
Fair Value Measurements
Certain assets and liabilities are reported on a recurring basis at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1 — Quoted prices in active markets for identical assets or liabilities. Cash and cash equivalents consisted of cash in bank accounts and money market Treasury mutual funds which are all Level 1 assets.
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
The Company previously granted warrants to certain holders of the Company’s the 12.5% Notes in connection with its debt repayment and debt refinancing. The Company also issued pre-funded warrants and warrants in 2022 and warrants in 2023 to purchase shares of Common Stock to certain purchasers in connection with the Securities Purchase Agreements. The warrants were valued based on the Black-Scholes valuation model performed by an independent third-party appraisal prepared as of the grant date consistent with generally-accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. See Note 16, Warrants for further information on these warrants.
The Company's 12.5% Notes contained a repurchase offer or put option which gave holders of the option the right, but not the obligation, to receive a specified amount of future royalties up to a capped amount. This put option was valued based on Level 3 inputs and its fair value was based primarily on an independent third-party appraisal consistent with generally-accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants Accounting and Valuation Guide. See Note 15, Long-Term Debt for further discussion.
In connection with the issuance of the 13.5% Notes on November 1, 2023, the Company and the Note Holders entered into the Royalty Right Agreements. The Royalty Right Agreements were valued based on Level 3 inputs, and their fair value is estimated by applying probability-weighted cash flows for future sales, which are then discounted to present value. Changes to fair value of the Royalty Rights Agreements can result from changes to one or a number of the aforementioned inputs. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the Royalty Right Agreements liability. During 2024 and 2023, there were no material changes to the significant unobservable inputs used to recognize the Royalty Right Agreements liability. Management has updated the projected years of payments to 2034 and the effective interest rate by 0.56%. See Note 15, Long-Term Debt for further discussion.
Segment Information
Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. For additional information regarding the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, see Note 5, Segment Reporting.
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
Recently Adopted Accounting Pronouncements:
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ASU 2023-07, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company adopted the new disclosure requirements as of and for the years ended December 31, 2024 and December 31, 2023. Refer to Note 5, Segment Reporting for the required disclosure.
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This Accounting Standards Update was issued to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. Among other provisions, the amendments in this ASU significantly change the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity such that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants, will require liability treatment. More specifically, the ASU reduces the number of models that may be used to account for convertible instruments from five to three, amends diluted EPS calculations for convertible instruments, modifies the requirements for a contract that may be settled in an entity’s own shares to be classified in equity and requires expanded disclosures intended to increase transparency. The Company adopted the new guidance on January 1, 2024. The adoption of this guidance did not have a material impact on the Company’s financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This Accounting Standards Update was issued to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, and to introduce new disclosure requirements for such equity securities. The Company adopted the new guidance on January 1, 2024. The adoption of this guidance did not have a material impact on the Company’s financial statements.
Recent Accounting Pronouncements Not Adopted as of December 31, 2024:
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Statements of Operations, and Comprehensive Loss as well as qualitatively describe the remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. These disclosure requirements will be effective for the Company for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact from the adoption of ASU 2024-03 on disclosures to its financial statements.
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. This Accounting Standards Update was issued to enhance the transparency and decision usefulness of income tax disclosures. The ASU requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). It further requires disclosure on an annual basis of the following information about income taxes paid: 1. The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes 2. The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). Additionally, it requires the following information disclosure: 1. Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign 2. Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU eliminates certain current disclosure requirements. These disclosure requirements will be effective for the Company beginning January 1, 2025, with early adoption of the amendments permitted. The Company is currently evaluating the impact from the adoption of ASU 2023-09 on disclosures to its financial statements.
Note 4.     Risks and Uncertainties
The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for 2025 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of December 31, 2024, the Company had $71,546 of cash and cash equivalents.
The Company has experienced a history of net losses. The Company’s accumulated deficit totaled $363,214 as of December 31, 2024. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company’s funding requirements have been met by its cash and cash equivalents, as well as its existing equity and debt offerings, including the 13.5% Senior Secured Notes, as further discussed in Note 15, Long-Term Debt, the ATM facility and other equity offerings, including the underwritten public offering as discussed in Note 1, Company Overview and Equity Transactions.
While the Company’s ability to execute its business objectives and achieve profitability over the longer term cannot be assured, the Company’s on-going business, existing cash and cash equivalents, expense management activities, including, but not limited to the ceasing of R&D activities, as well as access to the equity capital markets through its ATM facility, provide near term liquidity for the Company to fund its operating needs for at least the next twelve months as it continues to execute its business strategy.
Note 5.     Segment Reporting
Operating segments are defined as components of an entity for which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. For the year ended December 31, 2024, the Company has identified one operating and reportable segment. The Company defines its operating segment based on internally reported financial information that is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company's Chief Executive Officer (“CEO”) is the CODM. The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. This segment encompasses the development and advancement of a product pipeline for the treatment of severe allergic reactions, including anaphylaxis, and the Adrenaverse epinephrine prodrug pipeline platform. Additionally, the Company serves as the exclusive manufacturer for its proprietary product, Libervant, and four licensed commercialized products.

The CODM reviews the segment's profit or loss based on net loss reported on the Statements of Operations and Comprehensive Loss. The CODM also considers forecast-to-actual variances on a monthly basis for expenses deemed significant. Furthermore, the CODM reviews the segment's assets based on total assets reported on the Balance Sheets. All long-lived assets are held in the United States. While the Company generated $57,561 and $50,583 in revenues in 2024 and 2023, respectively, management expects the Company to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials, ultimately seeking regulatory approval. The CODM uses cash forecast models to guide investment decisions and assess entity-wide operating results and performance. Net loss is used to monitor budget and rolling forecasts versus actual results. The CODM views specific categories within research and development expenses, selling expenses, and general and administrative expenses as significant due to their direct correlation with cash burn and profitability.

The following table reconciles reported revenues to net loss under the significant expense principle for the years ended December 31, 2024, and 2023:

	Year Ended December 31,
	2024	2023
Revenues	$57,561	$50,583
Costs and expenses:
Total Manufacture and Supply Expenses	17,872	20,831

R&D Project expenses:
Anaphylm project expenses	9,471	5,826
AQST-108 project expenses	786	—
Libervant project expenses	2	(887)
R&D other expenses:
Personnel costs1	7,724	6,231
Other2	2,297	1,934
Total Research and Development Expenses	20,280	13,104

Selling expenses:
Personnel costs1	2,382	864
Other3	5,164	775
Total Selling expenses	7,546	1,639

General & Administrative expenses:
Personnel costs1	21,064	10,770
Other4	21,570	19,341
Total General and Administrative Expenses	42,634	30,111

Total Selling, General and Administrative Expenses	50,180	31,750

Total costs and expenses	88,332	65,685
Loss from operations	(30,771)	(15,102)
Other (expenses) income	(13,380)	7,477
Net loss before income taxes	(44,151)	(7,625)
Income taxes benefits (expense)	14	(245)
Net loss	$(44,137)	$(7,870)
Comprehensive loss	$(44,137)	$(7,870)

1 - Personnel costs include payroll expenses, share-based compensation expenses and severance
2 - Other Research and Development expenses include preclinical, consulting, maintenance, and testing fees
3 - Other Selling expenses include commercialization and other related expenses
4 - Other General and Administrative expenses include legal/patent fees, insurance fees, IT expenses, investor relations expenses, regulatory fees, facility and other costs

Note 6.     Revenues and Trade Receivables, Net
The Company’s revenue was comprised of the following:

	Year Ended December 31,
	2024	2023
Manufacture and supply revenue	$39,976	$43,805
License and royalty revenue	15,345	5,376
Co-development and research fees	1,925	1,402
Proprietary product revenue, net	315	—
Total revenues	$57,561	$50,583
Disaggregation of Revenue
The following table provides disaggregated net revenue by geographic area:

	Year Ended December 31,
	2024	2023
United States	$39,930	$37,104
Ex-United States	17,631	13,479
Revenues	$57,561	$50,583
For the year ended December 31, 2024, United States revenues were derived primarily from Indivior (manufacture and supply revenue, and co-development and research fees), MTPA (license and royalty revenue that was previously recorded as deferred revenue and now recognized due to the termination of the contract), and Assertio (manufacture and supply revenue, license and royalty revenue and co-development and research fees). Ex-United States revenues were derived primarily from Haisco (license and royalty revenue that was previously recorded as deferred revenue and now recognized due to the termination of the contract), Indivior (manufacture and supply revenue, license and royalty revenue and co-development and research fees), and Hypera (manufacture and supply revenue, license and royalty revenue and co-development and research fees) for revenue markets outside of the United States.
For the year ended December 31, 2023, United States revenues were derived primarily from Indivior (manufacture and supply revenue, and co-development and research fees), Assertio (manufacture and supply revenue, and license and royalty revenue), and Zevra (license and royalty revenue). Ex-United States revenues were derived primarily from Indivior (manufacture and supply revenue, license and royalty revenue and co-development and research fees) and Hypera (manufacture and supply revenue and license and royalty revenue) for revenue markets outside of the United States.
Trade and other receivable, net consist of the following:

	December 31,
	2024	2023
Trade receivables	$4,919	$5,570
Contract and other receivables	2,473	2,915
Less: allowance for credit losses	—	(14)
Less: sales-related allowances	(48)	—
Trade and other receivables, net	$7,344	$8,471
Contract and other receivables totaled $2,473 and $2,915 as of December 31, 2024 and 2023, respectively, consisting primarily of contract assets and other receivables. Contract assets consist of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with third parties. Other receivables include the current portion related to the Monetization royalty receivable and other receivables. Sales-related allowances as of December 31, 2024 were estimated in relation to revenues recognized for sales of Libervant for patients between two to five years of age.

The following table presents the changes in the allowance for credit losses:

	December 31,
	2024	2023
Balance at beginning of the period	$14	$40
Allowance reduction	(14)	(26)
Balance at end of the period	$—	$14
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
The following table presents the changes in sales-related allowances:

	December 31,
	2024	2023
Balance at beginning of period	$—	$669
Provision	71	—
Payments / credits	(23)	(87)
Reclassifications	$—	$(582)
Balance at end of period	$48	$—
Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction of trade receivables, and accruals for wholesaler service fees, co-pay support redemptions and other rebates are reflected as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and accrued expenses were $48 and $665, respectively, as of December 31, 2024, and $0 and $645, respectively, as of December 31, 2023. See Note 14, Accrued Expenses.
Concentration of Major Customers
Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the year ended December 31, 2024, Indivor and Haisco represented approximately 62% and 12% of total revenue, including the one-time recognition of deferred revenue for Haisco, respectively. As of December 31, 2024, Indivor and Cosmed exceeded the 10% threshold for outstanding receivable balances and represented 41% and 16%, respectively, of total trade and other receivables. For the year ended December 31, 2023, Indivor represented approximately 80% of total revenue. As of December 31, 2023, Indivor and Zevra Therapeutics, Inc. exceeded the 10% threshold for outstanding receivable balances and represented 65% and 13%, respectively of total trade and other receivables.
Note 7.     Material Agreements
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
Effective as of March 2, 2023, the Company and Indivior entered into the Indivior Amendment to the Indivior License Agreement. The Indivior Amendment was entered into for the primary purpose of amending the Agreement as follows: (i) extending the term of the Agreement until August 16, 2026 and thereafter providing for automatic renewal terms of successive one year periods unless Indivior delivers notice to the Company, at least twelve months prior to the expiration of the then current term, of Indivior’s intent not to renew, subject to the earlier termination rights of the parties under the Agreement, and providing that the Agreement will not automatically renew for any renewal term beginning after the expiration of the last to expire of the product patents covered under the Indivior License Agreement; and (ii) agreeing to transfer pricing and payment terms for supplied product under the Indivior License Agreement. During the year ended December 31, 2023, in consideration of the agreements between the parties, the Company received a payment of $11,482 from Indivior, of which amount $5,482 represented: (a) payment of the portion of a 2022 price increase that had not been previously paid and (b) an estimated payment in 2023 for certain price increases. During the year ended December 31, 2023, the Company recognized $5,482, of which $1,682 was related to the 2022 price increases, in Manufacture and supply revenue and $6,000 in Interest income and other income, net on the Statements of Operations and Comprehensive Loss. There were no retroactive price adjustments included in Manufacture and supply revenue for year ended December 31, 2024.
Supplemental Agreement with Indivior
On September 24, 2017, the Company entered into an agreement with Indivior, or the Indivior Supplemental Agreement. Pursuant to the Indivior Supplemental Agreement, the Company conveyed to Indivior all existing and future rights in the settlement of various ongoing patent enforcement legal actions and disputes related to the Suboxone product. The Company also conveyed to Indivior the right to sublicense manufacturing and marketing capabilities to enable an Indivior licensed generic buprenorphine product to be produced and sold by parties unrelated to Indivior or Aquestive. Under the Indivior Supplemental Agreement, the Company was entitled to receive certain payments from Indivior commencing on the date of the Indivior Supplemental Agreement through January 1, 2023. Once paid, all payments made under the Indivior Supplemental Agreement are non-refundable. Through February 20, 2019, the at-risk launch date of the competing generic products of Dr. Reddy’s Labs and Alvogen, the Company received an aggregate of $40,750 from Indivior under the Indivior Supplemental Agreement. Further payments under the Indivior Supplemental Agreement were suspended until adjudication of related patent infringement litigation was finalized. No further payments are due to the Company under the Indivior Supplemental Agreement. See Note 23, Contingencies for details.
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
Purchase and Sale Agreement with an affiliate of Marathon
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold to Marathon all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI. In exchange for the sale of these rights, the Company received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through December 31, 2024 under the Monetization Agreement.
Under the Monetization Agreement, additional contingent payments of up to $75,000 may be due to the Company upon the achievement of worldwide royalty and other commercial targets within a specified timeframe, which could result in total potential proceeds of $125,000. In June 2023, Sunovion announced that it has voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets, therefore, the Company likely will not receive any of the additional contingent payments under the Monetization agreement. See Note 17, Sale of Future Revenue for further details on the accounting for the Monetization Agreement.
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
Licensing and Supply Agreement with Haisco for Exservan™ (Riluzole Oral Film) for ALS Treatment in China
The Company entered into the Haisco Agreement with Haisco, a Chinese limited company listed on the Shenzhen Stock Exchange, effective as of March 3, 2022, pursuant to which Aquestive granted Haisco an exclusive license to develop and commercialize Exservan (riluzole oral film) for the treatment of ALS in China. Under the terms of the Haisco Agreement, Aquestive was the exclusive sole manufacturer and supplier for Exservan in China. Under the Haisco Agreement, as amended, the Company received a $7,000 upfront cash payment in September 2022, and was entitled to receive regulatory milestone payments and double-digit royalties on net sales of Exservan in China, and earn manufacturing revenue upon the sale of Exservan in China. In June 2024, the Haisco Agreement was terminated, and the Company will not receive any contingent payments under the Haisco Agreement. The Company recognized previously deferred revenue of $7,000 for the upfront payment received in September 2022 on the Company's Statements of Operations and Comprehensive Loss for the year ended December 31, 2024. The termination agreement released all parties from any existing or ongoing obligations. Commissions of $134 that had been capitalized were expensed immediately in Selling, general, and administrative expenses on the Statements of Operations and Comprehensive Loss.

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
Licensing and Supply Agreement with Atnahs Pharma UK Limited
The Company entered into the Pharmanovia Agreement, effective as of September 26, 2022, pursuant to which the Company granted Pharmanovia an exclusive license to certain of the Company’s intellectual property to develop and commercialize Libervant (diazepam) Buccal Film for the treatment of prolonged or acute, convulsive seizures in all ages in the Territory during the term of the Pharmanovia Agreement. Under the Pharmanovia Agreement, Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and the Company will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory. Pursuant to the Pharmanovia Agreement, the Company received $3,500 upon agreement execution and upon the occurrence of certain conditions set forth in the Pharmanovia Agreement, will receive additional milestone payments and profit shares, as well as manufacturing fees and royalty fees through the expiration of the Pharmanovia Agreement.
Effective March 27, 2023, the Company amended the Pharmanovia Agreement to expand the scope of territory for the license of Libervant to cover the rest of the world, excluding the U.S., Canada and China. Under the Pharmanovia Amendment, Pharmanovia will be responsible for seeking applicable regulatory approval in the expanded territories, which include Latin America, Africa and Asia Pacific. Pursuant to the terms of the Pharmanovia Amendment, the Company received a non-refundable payment of $2,000 from Pharmanovia in connection with the execution of the Pharmanovia Amendment.
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
Licensing Agreement with Mitsubishi Tanabe Pharma America, Inc.
In January 2021, the Company announced that Aquestive granted an exclusive license to MTPA for the commercialization of Exservan in the United States. MTPA is a multinational pharmaceutical company with a focus on patients with ALS. The product was launched by MTPA in June 2021. Under the terms of the MTPA license agreement, Aquestive was the exclusive manufacturer and supplier of Exservan for MTPA in the United States. In June 2024, under the Second Amendment to the License and Supply Agreement, MTPA and the Company mutually agreed to terminate the agreement. As of June 30, 2024 and as part of the termination, the parties were released from any existing or ongoing obligations (except for certain limited non-material post-termination obligations). Upon termination, previously deferred revenue of $3,317 was recognized in the Statements of Operations and Comprehensive Loss for the year ended December 31, 2024 for milestone payments that had been received. Commissions of $57 that had been capitalized were expensed immediately in Selling, general, and administrative expenses on the Statements of Operations and Comprehensive Loss for the year ended December 31, 2024.
Note 8.    Financial Instruments – Fair Value Measurements
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
The Company granted warrants to certain noteholders in connection with its debt repayment and debt refinancing during 2020 and 2019, respectively. Those warrants were valued based on Level 3 inputs and their fair value was based primarily on an independent third-party appraisal prepared as of the grant date consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. See Note 16, Warrants for further information on these warrants.
The Company’s 12.5% Senior Secured Notes contained a repurchase offer or put option which gives holders of the option the right, but not the obligation, to require the Company to redeem the 12.5% Notes up to a capped portion of milestone payments resulting from the Monetization Agreement. This put option was valued based on Level 3 inputs and its fair value was based primarily on an independent third-party appraisal consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants Accounting and Valuation Guide. See Note 15, Long-Term Debt for further discussion.
In June 2022, the Company issued pre-funded warrants to purchase up to 4,000,000 shares of Common Stock and Common Stock Warrants to purchase up to 8,850,000 shares of Common Stock in connection with its Securities Purchase Agreements with certain purchasers. Those warrants were valued based on Level 3 inputs and their fair value was based primarily on an independent third-party appraisal prepared as of the grant date consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide. See Note 16, Warrants for further information on these warrants.
On August 1, 2023, the Company entered into the Letter Agreement with the Exercising Holder of the remaining warrants to purchase 5,000,000 of the shares of Common Stock. Pursuant to the Letter Agreement, the Exercising Holder and the Company agreed that the Exercising Holder would exercise all of its Existing Warrants for shares of Common Stock underlying the Existing Warrants at $0.96 per share of Common Stock, the current exercise price of the Existing Warrants. Under the Letter Agreement, in consideration of the Exercising Holder exercising the Existing Warrants, the Company issued to the Exercising Holder new warrants to purchase up to an aggregate of 2,750,000 shares of New Warrants at $2.60 per share. Those warrants were valued based on Level 3 inputs and their fair value was based primarily on an independent third-party appraisal prepared as of the grant date consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide. See Note 16, Warrants for further information on these warrants.
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
Those Royalty Agreements were valued based on Level 3 inputs and their fair value was based primarily on internal management estimates developed based on third-party data and reflect management’s judgements, current market conditions, and forecasts. The initial fair value measurement of the Royalty Right Agreements was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and the estimated amount of future sales of Anaphylm and Libervant. See Note 15, Long-Term Debt for further discussion.

Note 9.     Inventories, Net
Inventory consists of the following:

	December 31,
	2024	2023
Raw material	$3,266	$2,118
Packaging material	2,135	3,028
Finished goods	643	1,623
Total inventory	$6,044	$6,769
Note 10. Property and Equipment, Net

				December 31,
	Useful Lives			2024	2023
Machinery	3	-	15 years	$20,317	$20,248
Furniture and fixtures	3	-	15 years	769	769
Leasehold improvements	(a)			21,419	21,386
Computer, network equipment and software	3	-	7 years	2,685	2,627
Construction in progress				2,110	2,033
				47,300	47,063
Less: accumulated depreciation and amortization				(43,501)	(42,884)
Total property and equipment, net				$3,799	$4,179
(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.
Total depreciation and amortization related to property and equipment was $640 and $1,153 for the years ended December 31, 2024 and 2023, respectively. No impairment losses were recognized for the year ended December 31, 2024. For the year ended December 31, 2023, the Company recognized a $216 impairment of an asset held in Construction in progress account that was assessed by management as no longer usable. Such impairment charge is included in the Manufacture and supply expenses on the Statements of Operations and Comprehensive Loss.
Note 11.    Right-of-Use Assets and Lease Obligations
The Company leases all realty used at its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of these three leases include the characteristics specified in ASC 842, Leases, that require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases, as amended, provide remaining terms between 3.3 years and 8.8 years, including renewal options expected to be exercised to extend the lease periods. See Part II, Properties for details.
During the year ended December 31, 2023, the Company recognized a lease supporting its manufacturing facilities as a finance lease. Commitments under finance leases are not significant, and are included in Property and equipment, net, and Notes Payable, net on the Balance Sheets.
The Company does not recognize a right-to-use asset and lease liability for short-term leases, which have terms of 12 months or less on its Balance Sheets. For longer-term lease arrangements that are recognized on the Company's Balance sheets, the right-of-use asset and lease liability is initially measured at the commencement date based upon the present value of the lease payments due under the lease. These payments represent the combination of the fixed lease and fixed non-lease components that are due under the arrangement. The costs associated with the Company’s short-term leases, as well as variable costs relating to the Company’s lease arrangements, are not material to the financial results.
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
The Company’s lease costs are recorded in manufacture and supply, research and development and selling, general and administrative expenses in its Statements of Operations and Comprehensive Loss. For the years ended December 31, 2024 and

2023, total operating lease expenses totaled $1,814 and $1,745, respectively, including variable lease expenses such as common area maintenance and operating costs of $487 and $447, respectively.
The Company’s payments due under its operating leases are as follows:

Amount
2025	$1,284
2026	1,318
2027	1,346
2028	1,180
2029 and thereafter	3,915
Total lease payments	9,043
Less: imputed interest	(3,565)
Total operating lease liabilities	$5,478
Note 12.     Intangible Assets, Net
The following table provides the components of identifiable intangible assets, all of which are finite lived.

	December 31,
	2024	2023
Purchased intangible	$3,858	$3,858
Purchased patent	509	509
	4,367	4,367
Less: accumulated amortization	(4,367)	(3,089)
Intangible assets, net	—	1,278
Amortization expense was $78 and $157 for each of the years ended December 31, 2024 and 2023, respectively.
In June 2024, in connection with a termination of an agreement, the Company recorded a gain on termination of the contract in the amount of $1,500, which was partially offset by an adjustment to the remaining balance of $1,200 of the intangible asset. The net gain of $300 was recorded within Other income, net on the Statements of Operations and Comprehensive Loss for the year ended December 31, 2024. See Note 7, Material Agreements.
Note 13.    Other Non-Current Assets
The following table provides the components of other non-current assets:

	December 31,
	2024	2023
Royalty receivable	$3,000	$4,000
Other	1,223	1,438
Total other non-current assets	$4,223	$5,438
During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the eight $1,000 annual minimum guaranteed royalty payments that are due to the Company. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded it was not transferred. As of December 31, 2024 and 2023, Royalty receivable consists of four and five, respectively, annual minimum payments due from Sunovion, the last of which is due in March, 2028. The current portion of the royalty receivable is included in Trade and other receivables, net. See Note 17, Sale of Future Revenue for further details on how this receivable relates to the Monetization Agreement transaction.
Non-current portion of commissions capitalized under ASC 340, Other Assets and Deferred Costs, is recorded within Other non-current assets on the Balance Sheets. Commissions of $191 were expensed in Selling, general, and administrative expenses on the Statements of Operations and Comprehensive Loss for the year ended December 31, 2024 due to the termination of the underlying contracts.

Note 14.     Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2024	2023
Accrued compensation	$4,732	$4,202
Real estate and personal property taxes	365	337
Accrued distribution expenses and sales returns provision	665	645
Interest payable	17	1,013
Other	128	300
Total accrued expenses	$5,907	$6,497
The increase in Accrued compensation is mostly related to an increase in the current portion of accrued severance as of December 31, 2024. The decrease in Interest payable is due to the timing of interest payments on the 13.5% Senior Notes. The fourth quarter 2024 interest payment on the 13.5% Senior Notes was made on December 30, 2024. As of December 31, 2023, interest payable on the 13.5% Senior Notes was due on January 2, 2024. See Note 15, Long-Term Debt, for discussion of 13.5% Notes and related interest payable.
Accrued distribution expenses and sales returns provision mostly represent estimated liabilities for wholesaler service fees, co-pay support redemptions and other rebates related to the proprietary product Libervant and returns related to the period prior to the outlicensing of our proprietary product, Sympazan.
Note 15.     Long-Term Debt
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
The First Supplemental Indenture contained a provision whereby, as the Company receives any cash proceeds from the Monetization Agreement, each noteholder has the right to require the Company to redeem all or any part of such noteholder’s outstanding 12.5% Notes at a repurchase price in cash equal to 112.5% of the principal amount, plus accrued and unpaid interest. This repurchase offer was capped at 30% of the cash proceeds received by the Company as the contingent milestones were attained, if any, up through June 30, 2025. A valuation study was performed by an independent third-party appraiser and updated in June 30, 2023. Based on the valuation study, the put option was valued at $0. The resulting $45 decrease in the put option fair value was recorded in interest income and other income, net on the Statements of Operations and Comprehensive Loss for the year ended December 31, 2023. The embedded put option was deemed to be a derivative under ASC 815 Derivatives and Hedging, which required the recording of the embedded put option at fair value subject to remeasurement at each reporting period. In addition, as of the closing of this transaction, the Company issued to the holders of the 12.5% Notes warrants to purchase 143,000 shares of the Company's Common Stock. As of December 31, 2023, the put option was no longer in place due to the refinancing of the 12.5% Notes.
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
During the year ended December 31, 2023, the Company redeemed $5,647 of its outstanding 12.5% Notes. The Company also paid a $353 prepayment premium as a result of the early retirement of debt which was reflected as a loss on extinguishment of debt on the Company's Statements of Operations and Comprehensive Loss for the year ended December 31, 2023. The Company also made three scheduled principal payments totaling $11,463 during the year ended December 31, 2023.
Amortization expense arising from deferred debt issuance costs and debt discounts related to the 12.5% Notes for the year ended December 31, 2023 was $13.
On November 1, 2023, the Company issued the 13.5% Notes, as described below, and used the proceeds from the issuance to repay the outstanding principal balance under the 12.5% Notes of $36,014, including accrued and unpaid interest and a redemption fee. The Company accounted for this transaction as an extinguishment of debt and recognized a debt extinguishment charge of $1,029 for the year ended December 31, 2023. The debt extinguishment charge is included in Loss on the extinguishment of debt in the Company’s Statements of Operations and Comprehensive Loss.
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
Both the 13.5% Notes and Royalty Right Agreements represent freestanding instruments which were issued in conjunction with each other. They are classified as debt within the scope of ASC 470, Debt and are subsequently measured on an amortized cost basis.
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
The Royalty Right Agreements fair value is estimated by applying probability-weighted cash flows for future sales, which are then discounted to present value. Changes to the fair value of the Royalty Rights Agreements can result from changes to one or a number of the aforementioned inputs. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the Royalty Right Agreements liability.
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
As of December 31, 2024, there were no material changes to the significant unobservable inputs used to recognize the Royalty Right Agreements liability. Management has updated the projected years of payments to 2034 and the effective interest rate by 0.56%.
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
Amortization expense arising from the discounts related to the 13.5% Notes and Royalty Right Agreements for the year ended December 31, 2024 was 5,019 and $5,459, respectively. Amortization expense arising from the discounts related to the 13.5% Notes and Royalty Right Agreements for the year ended December 31, 2023 was $833 and $905, respectively.
Unamortized discounts totaled $12,646 for the 13.5% Notes and $36,706 for royalty obligations as of December 31, 2024. Unamortized discounts totaled $17,665 for the 13.5% Notes and $42,165 for royalty obligations as of December 31, 2023.

Long-term notes and unamortized debt discount balances are as follows:

	December 31,
	2024	2023
Total outstanding notes	$45,000	$45,000
Unamortized discount, including Exit Fee	(12,646)	(17,665)
Notes payable, long-term	32,354	27,335
Finance lease, long-term	146	173
Notes payable, net	$32,500	$27,508

	December 31,
	2024	2023
Royalty obligations	$56,922	$56,926
Unamortized discount	(36,706)	(42,165)
Current portion of royalty obligation	(87)	—
Royalty obligations, net	$20,129	$14,761
Scheduled principal payments on the 13.5% Notes as of December 31, 2024 are as follows:

2025	$—
2026	9,540
2027	14,535
2028	20,925
Total	$45,000
Note 16.    Warrants
Warrants Issued to 12.5% Senior Secured Noteholders
Warrants that were issued in conjunction with the Initial Notes (the “Initial Warrants”) and Additional Notes (the “Additional Warrants”) expire on June 30, 2025 and entitle the noteholders to purchase up to 2,143,000 shares of Common Stock and included specified registration rights. Management estimated the fair value of the Initial Warrants to be $6,800 and the Additional Warrants to be $735, each based on an assessment by an independent third-party appraiser. The fair value of the respective warrants was treated as a debt discount, amortizable over the term of the respective warrants, with the unamortized 12.5% Notes portion applied to reduce the aggregate principal amount of the 12.5% Notes. Additionally, since the Initial Warrants and Additional Warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the warrants, except in the case of a “cash change in control”, the fair value attributed to the warrants is presented in Additional Paid-in Capital in the Company’s Balance Sheets. During the year ended December 31, 2024, 30,645 of the Additional Warrants were exercised with the Company receiving proceeds of $165. There were no warrants exercised during the year ended December 31, 2023.
Warrants to purchase a total of 1,683,784 shares of Common Stock with exercise prices of $4.25 and $5.38 for 1,571,429 warrants and 112,355 warrants, respectively, remained outstanding as of December 31, 2024. Warrants to purchase a total of 1,714,429 shares of Common Stock with exercise prices of $4.25 and $5.38 for 1,571,429 warrants and 143,000 warrants, respectively, remained outstanding as of December 31, 2023 See Note 15, Long-Term Debt.
Warrants Issued Under Securities Purchase Agreements
In June 2022, the Company issued pre-funded warrants and Common Stock Warrants to certain purchasers in connection with the Securities Purchase Agreements. The pre-funded warrants entitled purchasers to purchase up to 4,000,000 shares of Common Stock and were exercised in full during the year ended as of December 31, 2022. The Common Stock Warrants expire on June 8, 2027 and entitle the purchasers to purchase up to 8,850,000 shares of Common Stock at a price ranging from $0.96 to $1.09 per share. Management estimated the fair value of the pre-funded warrants and Common Stock warrants to be $5,874 based on an assessment by an independent third-party appraiser. The fair value of the pre-funded and Common Stock warrants is treated as equity and is presented in Additional Paid-in Capital in the Company’s Balance Sheets. On June 14, 2023, 3,689,452 Common Stock warrants issued pursuant to the Securities Purchase Agreements were exercised with proceeds of approximately $3,542.

On August 1, 2023, the Company entered into the Letter Agreement with the Exercising Holder of 5,000,000 of the remaining Common Stock Warrants. Pursuant to the Letter Agreement, the Exercising Holder and the Company agreed that the Exercising Holder would exercise all of its Existing Warrants for shares of Common Stock underlying the Existing Warrants at $0.96 per share of Common Stock, the current exercise price of the Existing Warrants. Under the Letter Agreement, in consideration of the Exercising Holder exercising the Existing Warrants, the Company issued to the Exercising Holder New Warrants to purchase up to an aggregate of 2,750,000 shares of Common Stock. The New Warrants are exercisable after February 2, 2024, expire on February 2, 2029 and are issuable only for cash, subject to exception if the shares of Common Stock underlying the New Warrants are not registered in accordance with the terms of the Letter Agreement, in which case the New Warrants may also be exercised, in whole or in part, at such time by means of a "cashless exercise". The New Warrants have an exercise price of $2.60 per share. Management estimated the fair value of the warrants to be $4,671 based on an assessment by an independent third-party appraiser. The fair value of the New warrants is treated as equity and is presented in Additional Paid-in Capital in the Company’s Balance Sheets.
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
There were no warrants issued or exercised as it relates to the Warrants Issued Under Securities Purchase Agreements during the year ended December 31, 2024.
As of December 31, 2024, in addition to the warrants to purchase 2,750,000 shares of Common Stock described above, there remained outstanding warrants to purchase 160,548 shares of Common Stock at an exercise price of $0.96 and warrants to purchase 1,683,784 shares of Common Stock outstanding related to the original issuance of the 12.5% Notes prior to the debt refinancing described above in this Note 15, Long-Term Debt, with exercise prices of $4.25 and $5.38 for 1,571,429 warrants and 112,355 warrants, respectively.
Note 17.     Sale of Future Revenue
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through December 31, 2024 under the Monetization Agreement.
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
The following table shows the activity of the Liability related to the sale of future revenue:

	December 31,
	2024	2023
Liability related to the sale of future revenue, net at beginning of the period	$64,490	$65,259
Royalties related to the sale of future revenue	(1,008)	(989)
Amortization of issuance costs	236	220
Liability related to the sale of future revenue, net at end of the period (includes current portion of $1,000 and $922, respectively)	$63,718	$64,490
Note 18.     Other Non-Current Liabilities
The Company’s other non-current liabilities at December 31, 2024 consisted of AROs of $2,039 and severance liabilities of $356. The Company’s other non-current liabilities at December 31, 2023 consisted of AROs of $2,016.
AROs consists of estimated future spending related to removing certain leasehold improvements at the Company’s facilities in Portage, Indiana and Warren, New Jersey, and returning all facilities to their original condition. Depreciation expense related to the ARO assets included in overall depreciation expense for the periods ended December 31, 2024 and 2023 were $11 and $7, respectively.
Below is a schedule of activity in the Company’s liability for AROs for the year ended December 31, 2024 and 2023.

Balance at December 31, 2022	$1,989
Additions	—
Accretion	27
Balance at December 31, 2023	2,016
Additions	—
Accretion	23
Balance at December 31, 2024	$2,039

Note 19.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of Common Stock.
Diluted EPS is adjusted by the effect of dilutive securities, including options and awards under the Company’s equity compensation plans, warrants and ESPP. As a result of the Company’s net loss incurred for the years ended December 31, 2024 and 2023, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations. Therefore, basic and diluted net loss per share are the same for the years ended December 31, 2024 and 2023 as reflected below.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Numerator:
Net loss	$(44,137)	$(7,870)
Denominator:
Weighted-average number of common shares – basic and diluted	86,726,211	61,255,864
Loss per common share – basic and diluted	$(0.51)	$(0.13)
(a)For the years ended December 31, 2024 and 2023, outstanding stock options of 6,301,364 and 5,733,064 to purchase shares of Common Stock, respectively, were anti-dilutive.
(b)For the years ended December 31, 2024 and 2023, outstanding restricted stock units of 3,692,876 and 3,280,313 to purchase shares of Common Stock, respectively were anti-dilutive.
(c)For the years ended December 31, 2024 and 2023, outstanding warrants of 4,594,332 and 4,624,977 to purchase shares of Common Stock, respectively, were anti-dilutive.
Note 20.    Share-Based Compensation
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
At December 31, 2024, there were approximately 2.0 million shares available for grant.
The Company recognized share-based compensation in its Statements of Operations and Comprehensive Loss during the periods presented as follows:

Expense classification:	Year Ended December 31, 2024	Year Ended December 31, 2023
Manufacture and supply	$374	$191
Research and development	1,215	456
Selling, general and administrative	5,510	2,042
Total share-based compensation expenses	$7,099	$2,689
Share-based compensation from:
Restricted Stock Units	4,545	993
Stock Options	2,512	1,669
Employee Stock Purchase Plan	42	27
Total share-based compensation expenses	$7,099	$2,689

The following tables provide information about the Company’s restricted stock unit and stock option activity during the year ended December 31, 2024 and 2023.
Restricted Stock Units
The following tables summarize the Company’s awards of service-based and market conditions vesting-based restricted stock units for the years 2024 and 2023:

Restricted Stock Unit Awards (RSUs) - Service-based:	Number of Units	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Unvested as of December 31, 2022	162	$2.38
Granted	1,874	0.91
Forfeited	(31)	2.33
Vested	(57)	2.03
Unvested as of December 31, 2023	1,948	$0.97
Granted	1,470	5.52
Forfeited	(43)	1.58
Vested	(765)	1.45
Unvested as of December 31, 2024	2,610	$3.38
Expected to vest as of December 31, 2024	2,459	$3.35
The Company granted 1,470,300 service-based restricted stock units during 2024. The Company granted 1,874,300 service-based restricted stock units during 2023. During 2024, the total grant date fair market value of shares vested was $1,112.
As of December 31, 2024, $5,772 of total unrecognized compensation expenses related to unvested service-based restricted stock units are expected to be recognized over a remaining weighted average period of 1.73 years. The service-based restricted stock units granted to employees are subject to a three-year graduated vesting schedule and are not subject to performance-based criteria other than continued employment.
2022 Inducement Equity Incentive Plan
In accordance with NASDAQ Listing Rule 5635(c)(4), the Company adopted the 2022 Equity Inducement Plan approved by the Compensation Committee of the Board of Directors of the Company effective as of July 29, 2022. There were no awards outstanding under this Plan as of December 31, 2024.

Restricted Stock Unit Awards (RSUs) - Market conditions vesting-based:	Number of Units	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Unvested as of December 31, 2022	—	$—
Granted	1,332	2.40
Forfeited	—	—
Vested	—	—
Unvested as of December 31, 2023	1,332	$2.40
Granted	—	—
Forfeited	—	—
Vested	(250)	2.41
Unvested as of December 31, 2024	1,082	$2.40
Expected to vest as of December 31, 2024	1,010	$2.40
There were no market conditions vesting-based restricted stock units granted in 2024. The Company granted 1,332,000 market conditions vesting-based restricted stock units during 2023.

As of December 31, 2024, $1,133 of total unrecognized compensation expenses related to unvested market conditions vesting-based restricted stock units are expected to be recognized over a remaining weighted average period of 1.34 years.
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
The Company’s estimates of the fair value of market conditions vesting-based awards at their grant or valuation dates were based on a Monte Carlo simulation and considered various variables and assumptions, including a simulated 30-day average at the end of the Performance period including the following assumptions:

	Year Ended December 31,
	2023
Expected dividend yield	0%
Expected volatility	92%	-	95%
Expected term (years)	2.74	-	3.00
Risk-free interest rate	3.6%	-	4.4%
Stock price at grant date	$2.01	-	$2.04
Stock option awards
The following table summarizes the Company’s stock option activity for the years during 2024 and 2023:

(in 000s, except share price data)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	6,028	$5.48	7.50	$38
Granted	150	$2.02
Exercised	(1)	$0.88
Forfeited and Expired	(444)	$2.27
Outstanding as of December 31, 2023	5,733	$5.58	6.41	$1,082
Granted	1,024	4.83
Exercised	(357)	$2.05
Forfeited and Expired	(99)	$3.84
Outstanding as of December 31, 2024	6,301	$5.68	6.08	$4,009
Expected to vest as of December 31, 2024	6,234	$5.69	6.05	$3,980
Exercisable as of December 31, 2024	4,861	$6.24	5.33	$2,898
The weighted average grant date fair value of stock options granted during 2024 and 2023 was $3.98 and $1.50, respectively. During the year ended December 31, 2024, 1,023,900 stock options were granted with an exercise price of $4.83 and accordingly, given the Company’s share price of $3.56 at December 31, 2024, the intrinsic value provided by certain shares granted during this period was de minimis.

The fair values of stock options granted were estimated using the Black-Scholes model based on the following assumptions:

	Year Ended December 31,
	2024			2023
Expected dividend yield	0%			0%
Expected volatility	104%	-	107%	100%
Expected term (years)	5.50	-	6.13	5.50
Risk-free interest rate	4.1%	-	4.5%	4.0%
Exercise prices	$2.50	-	$5.68	$2.02
The Company anticipates reinvesting earnings for the foreseeable future in product development and other avenues of share-value growth and therefore used a dividend yield of zero. The estimate of volatility was determined based on an estimate of stock price volatility using the historical trading data of the Company's publicly-traded Common Stock at the time of grant. The expected term of the award was calculated using the simplified method and weighted average was utilized taking into account the vesting periods and contractual life. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options.
As of December 31, 2024, $2,867 of total unrecognized compensation expenses related to non-vested stock options is expected to be recognized over a remaining weighted average period of 1.35 years. These option grants provided a maximum contract term of 10 years from grant date, with a weighted average remaining contract life of 6.08 years. Options granted to senior management and key employees are subject to a 3-year graded vesting schedule while options granted to the Board of Directors are subject to a one year cliff vesting schedule. These stock options are not subject to performance-based criteria other than continued employment.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the "ESPP"), as amended and restated effective as of January 1, 2019, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees of the Company may elect to purchase the Company’s Common Stock at the lower of 85% of the fair value of shares on either the first or last day of the offering period. Under the ESPP, a total of 250,000 shares of Common Stock were initially reserved for issuance. During the year ended 2024 and 2023, 35,374 and 36,168 shares were purchased and issued through the ESPP at total discounts of $42 and $27, respectively.
Note 21.    Employee Benefit Plans
The Company sponsors a defined-contribution 401(k) plan covering all full-time employees and makes matching employer contributions as defined by the terms of that plan. The Company may also make discretionary contributions. Total contributions made to the plan by the Company for the years ended December 31, 2024 and 2023 were $849 and $761, respectively.
Note 22.     Income Taxes
The components of the provision for income taxes are as follows:

Expense classification:	Year Ended December 31,
	2024	2023
Current
Federal	$(14)	$245
State	—	—
Total	(14)	245
Deferred
Federal	—	—
State	—	—
Total	—	—
Provision for Income Tax	$(14)	$245

The tax effect of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Accounts receivable	$—	$4
Inventory	337	345
Accrued expenses	186	73
NOL carryforwards	34,689	27,120
Interest limitation imposed by the TJCA	11,594	9,880
Stock Compensation	6,862	6,529
Deferred Revenue	5,157	7,662
Royalty Monetization	16,117	16,750
Property and Equipment	2,690	2,756
Orphan Drug and R&D Tax Credits	5,099	4,805
Intangible Assets	137	154
Section 174 R&D Capitalization	7,263	5,039
Sales of Royalty Rights	3,438	3,520
OID and Deferred Financing Cost	1,636	—
Other	143	58
	95,348	84,695
Deferred tax liabilities:
OID and Deferred Financing Cost	—	(193)
Prepaid expenses	(795)	(449)
	(795)	(642)

Valuation Allowance	(94,553)	(84,053)

Net deferred tax asset/(liability)	$—	$—
At December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of $128,658 and $101,029, respectively, a significant portion of which carryforward for an indefinite period. At December 31, 2024 and 2023, the Company also had state net operating loss carryforwards of $139,189 and $104,478, respectively, which begin expiring in 2034. As a result of the December 2017 U.S. Tax Cuts and Jobs Act (“TCJA”), updated regulations under section 163(j) create new limitations on deductible interest expense. For the year ended December 31, 2024, the Company’s interest expense deduction under 163(j) will be limited for tax purposes based on a calculation of 30% of its EBIT on a tax basis. The Company has determined, based upon available evidence, that is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets. Valuation allowances of $94,553, and $84,053 have been established at December 31, 2024 and 2023, respectively. The Company may also be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code due to ownership changes. As a result, the use of NOL carry forwards from the current and prior periods are subject to annual limitations.
The TCJA requires taxpayers to capitalize and amortize R&D expenditures under section 174 for tax years beginning after December 31, 2021. For the years ended December 31, 2024 and 2023, the capitalized R&D costs were $17.3 million and $12.6 million, respectively. The Company will amortize these costs for tax purposes over five years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.
Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that there were no uncertain positions as of December 31, 2024 and 2023.

A reconciliation of income tax benefit and the amount computed by applying the statutory federal income tax rates of 21% to loss before taxes for the years ended December 31, 2024 and 2023, respectively, as follows:

	Year Ended December 31,
	2024	2023
Income taxes at statutory rate	21.00%	21.00%
Increase (decrease) resulting from:
State income tax	3.27	4.00
Permanent differences	(1.10)	(0.43)
Valuation allowance	(23.50)	(26.53)
Return to provision	1.06	(3.28)
State rate change	(0.69)	(1.78)
FDII Deductions	0.00	3.80
Other	(0.01)	—
Effective tax rate	0.03%	(3.22)%
During the year ended December 31, 2023, the Company received an ERTC refund of $1,250, which is included in Interest income and other income, net on the Company's Statements of Operations and Comprehensive Loss.
Note 23.    Contingencies
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
On August 20, 2021, Humana filed a complaint in state court in Kentucky, alleging conspiracy to violate the RICO Act, fraud under state law, unfair and deceptive trade practices under state law, insurance fraud, and unjust enrichment against the Company relating to Indivior’s launch of Suboxone Sublingual Film in 2010. The Humana action was stayed pending related litigation, and the stay was lifted on October 30, 2023. The parties to this case reached a settlement on November 27 2024, the terms of which are confidential. Aquestive had no obligation, cost or liability in the settlement as all were assumed by Indivior.
California Litigation
Neurelis, Inc. v. Aquestive Therapeutics, Inc.
On December 5, 2019, Neurelis, Inc. ("Neurelis") filed a lawsuit against the Company in the Superior Court of California, County of San Diego alleging the following three causes of action: (1) Unfair Competition under California Business and Professional Code § 17200 (“UCL”); (2) Defamation; and (3) Malicious Prosecution. Neurelis filed a First Amended Complaint on December 9, 2019, alleging the same three causes of action. The Company filed a Motion to Strike Neurelis’s Complaint under California’s anti-SLAPP (“strategic lawsuit against public participation”) statute on January 31, 2020, which Neurelis opposed. On August 6, 2020, the Court issued an order granting in part and denying in part the Company’s anti-SLAPP motion. The parties cross-appealed the ruling to the California Court of Appeal. The appeals court held oral argument on the appeal on October 14, 2021, and issued its ruling on November 17, 2021. Under the ruling, the court struck the entirety of the malicious prosecution claim and struck portions of the UCL and defamation claims. On April 12, 2022, Neurelis filed a Second Amended Complaint in response to the Court of Appeal’s decision. The Second Amended Complaint also added a cause of action for Trade Libel. On May 3, 2022, the Company filed a "demurrer" challenge to the sufficiency of the allegations of the Second Amended Complaint. Oral argument on the Company’s motion for attorney fees related to the anti-SLAPP motion and on the Second Amended Complaint and demurer challenge was held on June 17, 2022. The Court entered an order granting the Company’s motion for attorney fees, awarding $156 and ordering Neurelis to pay the fees within 60 days of June 17, 2022. The Court denied the Company’s demurrer and the parties proceeded with discovery on the claims in the Second Amended Complaint. The plaintiff filed a motion to file a third amended complaint. which the Court granted on November 17, 2023. The Third Amended Complaint alleges additional facts but includes the same claims as the Second Amended Complaint. Hearings on motions for summary judgement are scheduled for May 16, 2025. The trial in this matter is scheduled for July 18, 2025. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Neurelis FDA Lawsuit
Neurelis, Inc. v. Califf, et al., U.S. District Court for the District of Columbia
In May 2024, Neurelis filed a complaint in the U.S. District Court for the District of Columbia against the U.S. Food and Drug Administration, the U.S. Department of Health and Human Services, and certain government officials. The complaint in this matter alleges that the defendants violated the Administrative Procedure Act by approving Aquestive’s NDA for Libervant for ARS patients aged between two and five years, and asks the Court to vacate that approval and enjoin the defendants from approving Libervant for this pediatric patient population until January 10, 2027, the scheduled date for the expiration of the U.S. orphan drug market exclusivity granted by the FDA to the Valtoco nasal spray product of Neurelis. Aquestive intervened in this litigation to defend the approval of Libervant for this ARS pediatric patient population and, on June 25, 2024, the Court entered a scheduling order governing further proceedings in the case. Pursuant to that order, Neurelis filed a motion for summary judgment on August 19, 2024; Aquestive and the federal defendants each filed their own cross-motions for summary judgment and opposed Neurelis’s motion for summary judgment on September 18, 2024. Neurelis filed its combined reply brief in support of its motion for summary judgment and in opposition to the defendants’ cross-motions on October 9, 2024, and Aquestive and the federal defendants filed their closing briefs on October 30, 2024. Following the FDA's award of ODE to Libervant for ARS patients between two and five years of age, Neurelis filed a motion for preliminary injunction requesting an expedited order to vacate FDA's approval and enjoining the sale of Libervant. On February 14, 2025, the Court ruled in favor of Neurelis, granting its summary judgment motion, and against the FDA's and Aquestive's cross-motions for summary judgment. In an accompanying opinion, the Court directed the FDA to vacate the approval of Libervant. Because the Court entered a final appealable judgment in favor of Neurelis, Neurelis' motion for an expedited preliminary injunction was denied as moot by the Court. On February 18, 2025, Aquestive filed an appeal of the Court's decision with the U.S. Circuit Court of Appeals for the District of Columbia (the "DC Appellate Court") and, on the same day, filed an emergency motion with the District Court to stay its order pending a decision on the appeal with the DC Appellate Court. The District Court set a scheduling order governing filings of all briefs on the motion for stay, ending on March 5, 2025. No dates have been set for arguments on the stay of the District Court's order or proceedings on the appeal at the DC Appellate Court. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
Suboxone Product Liability Litigation
The Company was named as a defendant in a multitude of product liability lawsuits, along with Indivior and several other named defendants, in which the individual plaintiffs in those cases allege that their use of Suboxone® Sublingual Film, a prescription drug product for opioid use disorder, caused them dental injuries. On February 2, 2024, this litigation became a Multidistrict Litigation (“MDL") consolidated in the U.S District Court for the Northern District of Ohio. One case alleging the same allegations as contained in the MDL has been filed in a state court in the State of New Jersey. The parties to the MDL have agreed to a tolling of unfiled claimants in several states. Indivior has agreed to defend the Company in these litigation matters. Discovery is underway and no trial date has been set in the MDL matter. The Company's motion to dismiss the MDL matter was granted as to all claims by plaintiffs except design defect claims. The Company is not able to determine or predict the ultimate outcome of this litigation or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

The Company was named as a defendant in three proposed class action lawsuits filed in Canada, along with Indivior and several other named defendants, in which the individual plaintiffs in those cases allege that their use of Suboxone® products caused them dental injuries. two of these cases have been filed in British Columbia, and the plaintiffs in those cases are seeking assignment of a case management judge. The anticipated next step in British Columbia will involve applications by the plaintiffs to determine which of the two cases will proceed towards a certification hearing and which will be stayed. The third case has been filed in Quebec and is proceeding towards an authorization hearing, the date of which has not yet been set. The authorization and certification hearings will determine whether the Courts will allow the cases to proceed as class actions. Pre-discovery and case management proceedings are underway and no trial date has yet been set. Given the early stages of these proceedings, the Company is not able to determine or predict the ultimate outcome of this litigation or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this litigation.
Note 24.    Subsequent Events
Utilization of the At-The-Market Facility
In the period subsequent to December 31, 2024 through March 5, 2025, the Company sold 7,457,627 shares under its ATM facility, which generated net proceeds of approximately $21,400 net of commissions of $605. The remaining authorized balance of the ATM facility was $78,000 as of March 5, 2025.