Form 10-Q
period 2025-03-31
Aquestive Therapeutics, Inc.
filed 2025-05-12
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of outstanding shares of the registrant’s common stock, par value of $0.001 per share (the "Common Stock"), as of the close of business on May 8, 2025 was 99,327,928.

AQUESTIVE THERAPEUTICS, INC.
FORM 10-Q

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report (dollar amounts in thousands):

TERM	DEFINITION
12.5% Notes	12.5% Senior Secured Notes redeemed on November 1, 2023
13.5% Notes	13.5% Senior Secured Notes
ACAAI	American College of Allergy Asthma and Immunology
ABL facility	Asset-based borrowing facility
ADHD	Attention deficit hyperactivity disorder
Adrenaverse™	Epinephrine prodrug platform currently comprised of Anaphylm™ and AQST-108
ALS	Amyotrophic lateral sclerosis
ANVISA	Brazilian Health Regulatory Agency
API	Active Pharmaceutical Ingredients
Aquestive	Aquestive Therapeutics, Inc.
AQST	Nasdaq ticker symbol for Aquestive Therapeutics, Inc.
ASC	Accounting Standards Codification
Assertio	Assertio Holdings, Inc.
Assertio Agreement	License Agreement between Aquestive and Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc.
ARS	Acute Repetitive Seizures
ASU	Accounting Standards Updates
ATM facility	At-The-Market facility for the purchase of AQST Common Stock, then in effect
CNS	Central Nervous System
CODM	Chief Operating Decision Maker
Common Stock	Common Stock, par value $0.001 per share, of the Company
Common Stock Warrants	Warrants issued with private placement of up to $100,000 aggregate principal of 12.5% Notes originally due 2025
Company	Aquestive Therapeutics, Inc.
DEA	Drug Enforcement Administration
R&D	Research and development
EMA	European Medicines Agency
EOP2	End-of-phase 2
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
EU	European Union
Exchange Act	Securities Exchange Act of 1934
Existing Warrants	Common Stock Purchase Warrants with the holder of the remaining 5,000,000 warrants
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
First Amendment	First amendment to the Sunovion License Agreement
GAAP	Generally Accepted Accounting Principles
Haisco	Haisco Pharmaceutical Group Co., Ltd.
Haisco Agreement	License, Development and Supply Agreement with Haisco, a Chinese limited company listed on the Shenzhen Stock Exchange
Hypera	Hypera Pharma, CosMed Industria De Cosmeticos E Medicamentos S.A
IND	Investigational New Drug
Indenture Agreement	Agreement governing the 13.5% Senior Secured Notes
Indivior	Indivior Inc. (formerly, Reckitt Benckiser Pharmaceuticals Inc)
Indivior Amendment	Amendment No. 11 to the Indivior License Agreement

Indivior License Agreement	Commercial Exploitation Agreement with Reckitt Benckiser Pharmaceuticals, Inc. (with subsequent amendments collectively)
Lincoln Park	Lincoln Park Capital Fund, LLC
Lincoln Park Purchase Agreement	Purchase Agreement with Lincoln Park Capital Fund, LLC
Marathon	Marathon Asset Management
Monetization Agreement	Purchase and Sale Agreement between Aquestive and Sunovion
MTPA or Mitsubishi	Mitsubishi Tanabe Pharma America, Inc. (formerly, Mitsubishi Tanabe Pharma Holdings America, Inc.)
N/M	Not Meaningful, used in percentage changes
Nasdaq	The Nasdaq Stock Market
NDA	New Drug Application
New Warrants	Warrants to purchase 2,750,000 shares of Common Stock
ODE	Orphan Drug Exclusivity
Offering	$45,000 aggregate principal amount of 13.5% Notes due November 1, 2028.
PD	Pharmacodynamics
Pharmanovia	Atnahs Pharma UK Limited, a company registered in England and Wales
Pharmanovia Agreement	License and Supply Agreement with Atnahs Pharma UK Limited,
Pharmanovia Amendment	Amended License and Supply Agreement with Atnahs Pharma UK Limited as of March 27, 2023
PK	Pharmacokinetic
PTO	United States Patent and Trademark Office
PDUFA	Prescription Drug User Fee Act
Pre-IND	Pre-Investigational New Drug
Royalty Obligations	Liability related to the Royalty Rights Agreements
Royalty Rights Agreements	Royalty Rights Agreements, component of 13.5% Senior Secured Notes
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Securities Purchase Agreements	Securities Purchase Agreements with certain purchasers entered into on June 6, 2022
Sunovion	Sunovion Pharmaceuticals Inc
Sunovion License Agreement	KYNMOBI Commercialization Agreement
Territory	Certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa under the Pharmanovia Agreement
TGA	Australian Government Department of Health’s Therapeutics Goods Administration
Underwritten Public Offering	Capital raise of gross proceeds of $77,519, including partial exercise of the underwriters' option for $2,519 on April 22, 2024
Zambon	Zambon S.p.A.
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm, Inc.)

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (Unaudited)

AQUESTIVE THERAPEUTICS, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$68,657	$71,546
Trade and other receivables, net	10,444	7,344
Inventories	7,198	6,044
Prepaid expenses and other current assets	2,870	3,286
Total current assets	89,169	88,220
Property and equipment, net	3,801	3,799
Right-of-use assets, net	5,049	5,182
Other non-current assets	4,215	4,223
Total assets	$102,234	$101,424

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$12,280	$10,287
Accrued expenses	3,314	5,907
Lease liabilities, current	540	510
Deferred revenue, current	1,048	1,048
Liability related to the sale of future revenue, current	1,000	1,000
Royalty obligations, current	89	87
Loans payable, current	27	26
Total current liabilities	18,298	18,865
Notes payable, net	33,746	32,500
Royalty obligations, net	21,559	20,129
Liability related to the sale of future revenue, net	62,777	62,718
Lease liabilities	4,822	4,968
Deferred revenue, net of current portion	19,744	20,005
Other non-current liabilities	2,218	2,395
Total liabilities	163,164	161,580
Contingencies (Note 20)

Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; 99,317,153 and 91,413,742 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	99	91
Additional paid-in capital	325,115	302,967
Accumulated deficit	(386,144)	(363,214)
Total stockholders’ deficit	(60,930)	(60,156)
Total liabilities and stockholders’ deficit	$102,234	$101,424
See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$8,720	$12,053
Costs and expenses:
Manufacture and supply	3,652	4,389
Research and development	5,361	5,932
Selling, general and administrative	19,072	10,689
Total costs and expenses	28,085	21,010
Loss from operations	(19,365)	(8,957)
Other income/(expenses):
Interest expense	(2,782)	(2,784)
Interest expense related to royalty obligations	(1,437)	(1,358)
Interest expense related to the sale of future revenue	(59)	(58)
Interest income and other income, net	713	329
Net loss before income taxes	(22,930)	(12,828)
Net loss	$(22,930)	$(12,828)
Comprehensive loss	$(22,930)	$(12,828)

Loss per share attributable to common stockholders:
Basic and diluted (in dollars per share)	$(0.24)	$(0.17)
Weighted average common shares outstanding:
Basic and diluted (in shares)	95,497,056	73,614,710

See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Changes in Stockholders’ Deficit
Three Months Ended March 31, 2025 and March 31, 2024
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2024	91,413,742	$91	$302,967	$(363,214)	$(60,156)
Common Stock issued under public equity offering-ATM	7,457,627	8	21,992	—	22,000
Costs of common stock issued under public equity offering-ATM	—	—	(729)	—	(729)
Share-based compensation expense	—	—	1,587	—	1,587
Vested restricted stock units, net	445,784	—	(702)	—	(702)
Net loss	—	—	—	(22,930)	(22,930)
Balance at March 31, 2025	99,317,153	$99	$325,115	$(386,144)	$(60,930)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2023	68,533,085	$69	$212,521	$(319,077)	$(106,487)
Common Stock issued under public equity offering-ATM	4,557,220	4	12,381	—	12,385
Costs of common stock issued under public equity offering-ATM	—	—	(410)	—	(410)
Common Stock issued under public equity offering	16,666,667	17	74,983	—	75,000
Costs of common stock issued under public equity offering	—	—	(5,187)	—	(5,187)
Share-based compensation expense	—	—	1,580	—	1,580
Vested restricted stock units, net	490,359	—	(893)	—	(893)
Options exercised, net	231,400	—	539	—	539
Net loss	—	—	—	(12,828)	(12,828)
Balance at March 31, 2024	90,478,731	$90	$295,514	$(331,905)	$(36,301)

See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(22,930)	$(12,828)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	139	207
Share-based compensation	1,587	1,580
Amortization of debt issuance costs and discounts	2,750	2,673
Other, net	46	32
Changes in operating assets and liabilities:
Trade and other receivables, net	(3,129)	147
Inventories	(1,154)	(965)
Prepaid expenses and other assets	423	(253)
Accounts payable	1,905	1,284
Accrued expenses and other liabilities	(2,776)	(1,873)
Deferred revenue	(261)	(388)
Net cash used for operating activities	(23,400)	(10,384)
Investing activities:
Capital expenditures	(135)	(29)
Net cash used for investing activities	(135)	(29)
Financing activities:
Proceeds from common stock issued under public equity offering-ATM, net	21,360	11,974
Proceeds from common stock issued under public equity offering, net	—	70,126
Proceeds from exercise of stock options, net	—	539
Repayment of debt principal including lease liabilities	(6)	(5)
Payments for royalty obligations	(5)	—
Payments for taxes on share-based compensation	(703)	(893)
Net cash provided by financing activities	20,646	81,741
Net (decrease) increase in cash and cash equivalents	(2,889)	71,328
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	71,546	23,872
Cash and cash equivalents at end of period	$68,657	$95,200

Supplemental disclosures of cash flow information:
Cash payments for interest	$1,525	$1,003
Costs associated with public equity offering in Accounts Payable	$—	$313
Costs associated with public equity offering-ATM in Accounts Payable	$89	$—
See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Notes to Condensed Financial Statements
(Unaudited, in thousands, except share and per share information)

Note 1.    Company Overview and Basis of Presentation
(A) Company Overview
Aquestive Therapeutics, Inc. is a pharmaceutical company advancing medicines to bring meaningful improvement to patients’ lives through innovative science and delivery technologies. The Company is developing pharmaceutical products to deliver complex molecules through alternative administrations to invasive and inconvenient standard of care therapies. The Company is advancing a product pipeline for the treatment of severe allergic reactions, including anaphylaxis, under the Anaphylm™ trade name, and its Adrenaverse™ epinephrine prodrug pipeline platform. The Company has four licensed commercialized products which are marketed by its licensees in the U.S. and around the world. The Company is the exclusive manufacturer of these licensed products. The Company also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. The Company’s production facilities are located in Portage, Indiana, and its corporate headquarters and primary research laboratory facilities are based in Warren, New Jersey.
(B) Equity Transactions
Equity Offering of Common Stock
The Company established its first ATM facility in September 2019, and since inception to March 31, 2025, the Company has sold 27,315,145 shares of Common Stock under its ATM Facility which has generated net cash proceeds of approximately $81,829, net of commissions and other transactions costs of $3,814. On April 3, 2024, the Company filed a new shelf registration statement on Form S-3, the 2024 Registration Statement, which was declared effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement are (i) a base prospectus registering the offer, issuance and sale of up to $250,000 worth of Common Stock, preferred stock, debt securities, warrants, rights and units and (ii) a $100,000 ATM facility prospectus. During the three months ended March 31, 2025, the Company sold 7,457,627 shares of Common Stock pursuant to the ATM prospectus and the Amended Equity Distribution Agreement with Piper Sandler & Co. (successor to Piper Jaffray & Co.), which provided net proceeds of approximately $21,306 after deducting commissions and other transaction costs of $694 of which $89 remains unpaid as of March 31, 2025. For the three months ended March 31, 2024, the Company sold 4,557,220 shares under the ATM facility which provided net proceeds of approximately $12,012 after deducting commissions and other transaction costs of $373. The remaining authorized balance of the ATM facility was $78,000 as of March 31, 2025.
On April 12, 2022, the Company entered into the Lincoln Park Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth in the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of Common Stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that the Company will not issue, and Lincoln Park will not purchase, shares of Common Stock if it would result in Lincoln Park’s beneficial ownership exceeding 9.99% of the Company’s then outstanding Common Stock. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s Common Stock. The Company did not sell shares in connection with the Lincoln Park Purchase Agreement during the three months ended March 31, 2025 or in 2024. The Lincoln Park Purchase agreement expired on May 1, 2025.
On March 22, 2024, the Company completed the underwritten public offering of 16,666,667 shares of its Common Stock at the public offering price of $4.50 per share. At closing, Aquestive received net proceeds of $70,500 after deducting underwriting discounts of $4,500. In addition to the underwriting discounts related to this offering, the Company incurred professional fees and other costs totaling $687 as of March 31, 2024.
In addition, pursuant to the partial exercise of the underwriters' option, on April 22, 2024, the Company sold an additional 559,801 shares of Common Stock, for additional net proceeds of $2,368, after deducting underwriting discounts of $151. In addition to the underwriting discounts related to the partial exercise of the underwriters' option, the Company incurred professional fees and other costs totaling $207.
(C) Basis of Presentation
The accompanying interim condensed financial statements were prepared in conformity with U.S. GAAP and with Article 10 of Regulation S-X for interim financial reporting. In compliance with those rules, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2025 (the “2024 Annual Report on Form 10-K”). As included herein, the Condensed Balance Sheet as of December 31, 2024 is derived from the audited financial statements as of that date. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of interim periods have been included. The accompanying condensed financial statements reflect certain reclassifications from previously issued financial statements to conform to the current presentation. The Company has evaluated subsequent events for disclosure through the date of issuance of the accompanying condensed financial statements.
Any reference in the Notes to applicable guidance refers to the authoritative U.S. GAAP as found in the ASC and ASU of FASB.
Note 2.    Summary of Significant Accounting Policies
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.
Recent Accounting Pronouncements Adopted as of March 31, 2025:
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ASU 2023-07, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company adopted the new disclosure requirements as of December 31, 2024. Refer to Note 4, Segment Reporting for the required disclosure.
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
Recent Accounting Pronouncements Not Adopted as of March 31, 2025:
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
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. This Accounting Standards Update was issued to enhance the transparency and decision usefulness of income tax disclosures. The ASU requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). It further requires disclosure on an annual basis of the following information about income taxes paid: 1. The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes 2. The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). Additionally, it requires the following information disclosure: 1. Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign 2. Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU eliminates certain current disclosure requirements. These disclosure requirements will be effective for the Company for fiscal years beginning after December 15, 2025, with early adoption of the amendments permitted. The Company is currently evaluating the impact from the adoption of ASU 2023-09 on disclosures to its financial statements.
Note 3.    Risks and Uncertainties
The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for the remainder of 2025 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of March 31, 2025, the Company had $68,657 of cash and cash equivalents.
The Company has experienced a history of net losses. The Company’s accumulated deficits totaled $386,144 as of March 31, 2025. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company’s funding requirements have been met by its cash and cash equivalents, as well as its equity and debt offerings, including the 13.5% Senior Secured Notes as further discussed in Note 14, Long-Term Debt, the ATM facility and other equity offerings, including the underwritten public offering as discussed in Note 1, Part B Equity Transactions.
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
Note 4. Segment Reporting

Operating segments are defined as components of an entity for which separate discrete financial information is available for evaluation by the CODM in deciding how to allocate resources and in assessing performance. For the three months ended March 31, 2025 and 2024, the Company has identified one operating and reportable segment. The Company defines its operating segment based on internally reported financial information that is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company's Chief Executive Officer (“CEO”) is the CODM. The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. This segment encompasses the development and advancement of a product pipeline for the treatment of severe allergic reactions, including anaphylaxis, and the Adrenaverse epinephrine prodrug pipeline platform. Additionally, the Company serves as the exclusive manufacturer for its proprietary product, Libervant, and four licensed commercialized products.
The CODM reviews the segment's profit or loss based on net loss reported on the Condensed Statements of Operations and Comprehensive Loss. The CODM also considers forecast-to-actual variances on a monthly basis for expenses deemed significant. Furthermore, the CODM reviews the segment's assets based on total assets reported on the Condensed Balance Sheets. All long-lived assets are held in the United States. While the Company generated $8,720 and $12,053 in revenues for the three months ended March 31, 2025 and 2024, respectively, management expects the Company to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials, ultimately seeking regulatory approval. The CODM uses cash forecast models to guide investment decisions and assess entity-wide operating results and performance. Net loss is used to monitor budget and rolling forecasts versus actual results. The CODM views specific categories within research and development expenses, selling expenses, and general and administrative expenses as significant due to their direct correlation with cash burn and profitability.

The following table reconciles reported revenues to net loss under the significant expense principle for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenues	$8,720	$12,053
Costs and expenses:
Total Manufacture and Supply Expenses	3,652	4,389

R&D Project expenses:
Anaphylm project expenses	2,488	3,147
AQST-108 project expenses	195	789
Libervant project expenses	—	17
R&D other expenses:
Personnel costs1	2,132	1,704
Other2	546	275
Total Research and Development Expenses	5,361	5,932

Selling expenses:
Personnel costs3	694	932
Other4	2,262	140
Total Selling expenses	2,956	1,072

General & Administrative expenses:
Personnel costs5	4,840	4,661
Other6	11,276	4,956
Total General and Administrative Expenses	16,116	9,617

Total Selling, General and Administrative Expenses	19,072	10,689

Total costs and expenses	28,085	21,010
Loss from operations	(19,365)	(8,957)
Other expenses	(3,565)	(3,871)
Net loss before income taxes	(22,930)	(12,828)
Net loss	$(22,930)	$(12,828)
Comprehensive loss	$(22,930)	$(12,828)

1 - R&D Personnel costs include payroll expenses, share-based compensation expenses and severance
2 - Other Research and Development expenses include preclinical, consulting, maintenance, and testing fees
3 - Selling Personnel costs include payroll expenses and severance
4 - Other Selling expenses include commercialization and other related expenses
5 - G&A Personnel costs include payroll expenses, share-based compensation expenses and severance
6 - Other General and Administrative expenses include legal/patent fees, insurance fees, IT expenses, investor relations expenses, regulatory fees, facility and other costs
Note 5.    Revenues and Trade Receivables, Net
The Company’s revenues include (i) sales of manufactured products pursuant to contracts with commercialization licensees, (ii) license and royalty revenues, (iii) co-development and research fees generally in the form of milestone payments, and (iv) sales of its proprietary CNS product, Libervant, for patients between two to five years of age while Libervant had U.S. market access. The Company recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, a five-step model is applied that includes (1) identifying the contract with a customer, (2) identifying the performance obligation in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing when, or as, an entity satisfies a performance obligation.
Performance Obligations - A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the current revenue recognition standard. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. At contract inception, the Company assesses the goods promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a distinct good. When identifying performance obligations, the Company considers all goods or services promised in a contract regardless of whether explicitly stated in the contract or implied by customary business practice. The Company’s performance obligations consist mainly of transferring goods and services identified in the contracts, purchase orders, invoices or statements of work.
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
Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some, or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements. In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Condensed Balance Sheets. As of March 31, 2025, and December 31, 2024, such contract assets were $718 and $578, respectively, consisting primarily of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with third parties.
Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Condensed Balance Sheets. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of March 31, 2025 and December 31, 2024, such contract liabilities were $20,792 and $21,053, respectively.
Costs to Obtain Contracts - in certain situations, the Company may incur incremental costs of obtaining a contract with a customer. These costs, if expected to be recovered, are recognized as an asset and reflected as other assets within the Condensed Balance Sheets. The asset is amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. As of March 31, 2025 and December 31, 2024, such costs to obtain contracts were $472 and $480, respectively.
The Company's revenues were comprised of the following:

	Three Months Ended March 31,
	2025	2024
Manufacture and supply revenue	$7,193	$10,518
License and royalty revenue	790	1,132
Co-development and research fees	418	403
Proprietary product revenue, net	319	—
Total revenues	$8,720	$12,053
Disaggregation of Revenue
The following table provides disaggregated net revenue by geographic area:

	Three Months Ended March 31,
	2025	2024
United States	$5,201	$10,427
Ex-United States	3,519	1,626
Total revenues	$8,720	$12,053
For the three months ended March 31, 2025, United States revenues were derived primarily from Indivior (manufacture and supply revenue, and co-development and research fees), and Assertio (manufacture and supply revenue, license and royalty revenue and co-development and research fees). Ex-United States revenues were derived primarily from Indivior (manufacture and supply revenue, license and royalty revenue and co-development and research fees), and Hypera (manufacture and supply revenue, and license and royalty revenue) for revenue markets outside of the United States.
For the three months ended March 31, 2024, United States revenues were derived primarily from Indivior (manufacture and supply revenue, and co-development and research fees), and Assertio (manufacture and supply revenue, license and royalty revenue, and co-development and research fees). Ex-United States revenues were derived primarily from Indivior (manufacture and supply revenue, license and royalty revenue and co-development and research fees), Zambon (manufacture and supply revenue, license and royalty revenue and co-development and research fees), and Pharmanovia (co-development and research fees).

Trade and other receivables, net consist of the following:

	March 31, 2025	December 31, 2024
Trade receivables	$8,308	$4,919
Contract and other receivables	2,213	2,473
Less: sales-related allowances	(77)	(48)
Trade and other receivables, net	$10,444	$7,344
Contract and other receivables totaled $2,213 and $2,473 as of March 31, 2025 and December 31, 2024, respectively, consisting primarily of contract assets and other receivables. Contract assets consist of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with third parties. Other receivables include the current portion related to the Monetization royalty receivable and other receivables. Sales-related allowances as of March 31, 2025 were estimated in relation to revenues recognized for sales of Libervant for patients between two to five years of age.
Allowance for Credit Losses
The Company maintains an allowance for credit losses on accounts receivable, which is recorded as a reduction to accounts receivable. Changes in the allowance are classified as Selling, general and administrative expenses in the Statements of Operations and Comprehensive Loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when it identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. It also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves. The allowance for credit losses was $0 as of March 31, 2025 and December 31, 2024.
The following table presents the changes in the allowance for credit losses:

	March 31, 2025	December 31, 2024
Balance at beginning of the period	$—	$14
Allowance reduction	—	(14)
Balance at end of the period	$—	$—
Sales-Related Allowances
Revenues from sales of products are recorded net of prompt payment discounts, wholesaler service fees, returns allowances, chargebacks, rebates and co-pay support redemptions. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale. The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. The calculation of some of these items requires management to make estimates based on sales data, historical return data, contracts and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis.
The following tables provides a summary of activity with respect to sales-related allowances:

	March 31, 2025	December 31, 2024
Balance at beginning of period	$48	$—
Provision	45	71
Payments / credits	(16)	(23)
Balance at end of period	$77	$48
Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction of trade receivables and accruals for wholesaler service fees, co-pay support redemptions and other rebates are reflected as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and accrued expenses were $77 and $609, respectively, as of March 31, 2025, and $48 and $665, respectively, as of December 31, 2024. See Note 13, Accrued Expenses.

Concentration of Major Customers
Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the three months ended March 31, 2025, Indivior and Hypera, represented approximately 67% and 17%, of total revenue, respectively. As of March 31, 2025, Indivior and Hypera exceeded the 10% threshold for outstanding receivable balances and represented approximately 56% and 14% of total trade and other receivables, respectively. For the three months ended March 31, 2024, Indivior exceeded the 10% threshold for revenue and represented approximately 84% of total revenue. As of December 31, 2024, Indivior and Hypera exceeded the 10% threshold for outstanding receivable balances and represented 41% and 16% of total trade and other receivables, respectively.
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
Effective as of March 2, 2023, the Company and Indivior entered into the Indivior Amendment to the Indivior License Agreement. The Indivior Amendment was entered into for the primary purpose of amending the Agreement as follows: (i) extending the term of the Agreement until August 16, 2026 and thereafter providing for automatic renewal terms of successive one-year periods unless Indivior delivers notice to the Company, at least twelve months prior to the expiration of the then current term, of Indivior’s intent not to renew, subject to the earlier termination rights of the parties under the Agreement, and providing that the Agreement will not automatically renew for any renewal term beginning after the expiration of the last to expire of the product patents covered under the Indivior License Agreement; and (ii) agreeing to transfer pricing and payment terms for supplied product under the Indivior License Agreement.
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
Effective March 16, 2020, the Company entered into the First Amendment. The First Amendment was entered into for the primary purpose of amending the Sunovion License Agreement as follows: (i) including the United Kingdom and any other country currently in the EU which later withdraws as a member country in the EU for purpose of determining the satisfaction of the condition triggering the obligation to pay the third milestone due under the Sunovion License Agreement, (ii) extending the date after which Sunovion has the right to terminate the Sunovion License Agreement for convenience from December 31,

2024 to March 31, 2028, (iii) modifying the effective inception date of the first minimum annual royalty due from Sunovion to the Company form January 1, 2020 to April 1, 2020, and (iv) modifying the termination provision to reflect the Company’s waiver of the right to terminate the Sunovion License Agreement in the event that KYNMOBI was not commercialized by January 1, 2020. This Sunovion License Agreement will continue until terminated by Sunovion in accordance with the termination provisions of the First Amendment. The Sunovion License Agreement continues (on a country-by-country basis) until the expiration of all applicable licensed patents unless earlier terminated under the termination provisions contained therein. Upon termination of the Sunovion License Agreement, all rights to intellectual property granted to Sunovion to develop and commercialize apomorphine-based products will revert to the Company.
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
Purchase and Sale Agreement with an affiliate of Marathon
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold to Marathon all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI. In exchange for the sale of these rights, the Company received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through March 31, 2025 under the Monetization Agreement.
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
The carrying amounts reported in the Condensed Balance Sheets for Trade and other receivables, prepaid and other current assets, accounts payable and accrued expenses, and deferred revenue approximate their fair values based on the short-term maturity of these assets and liabilities.
The Company granted warrants to certain noteholders in connection with its debt repayment and debt refinancing of the 12.5% Notes during 2020 and 2019, respectively. Those warrants were valued based on Level 3 inputs and their fair value was based primarily on an independent third-party appraisal prepared as of the grant date consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. See Note 15, Warrants for further information on these warrants.
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
a.a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm™ (epinephrine) Sublingual Film for a period of eight years from the first sale of Anaphylm on a global basis, and
b.a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant® (diazepam) Buccal Film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant.
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
Note 8.    Inventories
The components of Inventory are as follows:

	March 31, 2025	December 31, 2024
Raw material	$2,964	$3,266
Packaging material	2,344	2,135
Finished goods	1,890	643
Total inventory	$7,198	$6,044
Note 9.     Property and Equipment, Net

	Useful Lives	March 31, 2025	December 31, 2024
Machinery	3-15 years	$20,348	$20,317
Furniture and fixtures	3-15 years	769	769
Leasehold improvements	(a)	21,419	21,419
Computer, network equipment and software	3-7 years	2,830	2,685
Construction in progress		2,069	2,110
		47,435	47,300
Less: accumulated depreciation and amortization		(43,634)	(43,501)
Total property and equipment, net		$3,801	$3,799
(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.
Total depreciation, amortization, and impairment related to property and equipment was $139 and $168 for the three months ended March 31, 2025 and 2024, respectively.

Note 10.    Right-of-Use Assets and Lease Obligations
The Company leases all realty used at its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of these three leases include the characteristics specified in ASC 842, Leases, which require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases, as amended, provide remaining terms between 3.0 years and 8.5 years, including renewal options expected to be exercised to extend the lease periods. Commitments under finance leases are not significant, and are included in Property and equipment, net, and Notes Payable, net on the Condensed Balance Sheets.
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
The Company’s lease costs are recorded in manufacture and supply, research and development and selling, general and administrative expenses in its Condensed Statements of Operations and Comprehensive Loss. For the three months ended March 31, 2025, total operating lease expenses totaled $427, including variable lease expenses such as common area maintenance and operating costs of $93. For the three months ended March 31, 2024, total operating lease expenses totaled $444, including variable lease expenses such as common area maintenance and operating costs of $115.
The Company’s payments due under its operating leases are as follows:

Remainder of 2025	$966
2026	1,318
2027	1,346
2028	1,180
2029 and thereafter	3,915
Total future lease payments	8,725
Less: imputed interest	(3,363)
Total operating lease liabilities	$5,362
Note 11.    Intangible Assets, Net
The following table provides the components of identifiable intangible assets, all of which are finite lived:

	March 31, 2025	December 31, 2024
Purchased intangible	$3,858	$3,858
Purchased patent	509	509
	4,367	4,367
Less: accumulated amortization	(4,367)	(4,367)
Intangible assets, net	$—	$—
There was no amortization expense incurred during the three months ended March 31, 2025. Amortization expense was $39 for the three months ended March 31, 2024. In June 2024, in connection with a termination of an agreement, the Company recorded an adjustment to the remaining balance of $1,200 of the intangible asset.

Note 12.    Other Non-current Assets
The following table provides the components of other non-current assets:

	March 31, 2025	December 31, 2024
Royalty receivable	$3,000	$3,000
Other	1,215	1,223
Total other non-current assets	$4,215	$4,223
During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the eight $1,000 annual minimum guaranteed royalty payments that are due to the Company. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded it was not transferred. As of March 31, 2025 and December 31, 2024, Royalty receivable consists of four annual minimum payments due from Sunovion, the last of which is due in March 2028. The current portion of the royalty receivable is included in Trade and other receivables, net. See Note 16, Sale of Future Revenue for further details on how this receivable relates to the Monetization Agreement transaction.
Non-current portion of costs to obtain contracts capitalized under ASC 340, Other Assets and Deferred Costs, is recorded within Other non-current assets on the Condensed Balance Sheets as of March 31, 2025 and December 31, 2024.
Note 13.    Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Accrued compensation	$2,189	$4,732
Real estate and personal property taxes	417	365
Accrued distribution expenses and sales returns provision	609	665
Interest payable	17	17
Other	82	128
Total accrued expenses	$3,314	$5,907
The reduction in Accrued compensation is mostly related to payments of accrued bonuses during the three months ended March 31, 2025, partially offset by the current year accrual of bonuses.
Accrued distribution expenses and sales returns provision mostly represent estimated liabilities for wholesaler service fees, co-pay support redemptions and other rebates related to the proprietary product Libervant and returns and other expenses related to the proprietary product Sympazan (prior to outlicensing to Assertio in October 2022).
Note 14.    Long-Term Debt
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
In connection with the issuance of 13.5% Notes, the Company and the Note Holders entered into the Royalty Right Agreements dated as of November 1, 2023, which provides Note Holders:
a.a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm™ (epinephrine) Sublingual Film for a period of eight years from the first sale of Anaphylm on a global basis, and
b.a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant® (diazepam) Buccal Film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant.
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
The following table summarizes the significant unobservable inputs used in the fair value measurement of the Royalty Right Agreements:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
		Discount Rate	15%
Royalty Right Agreements	Probability weighted income approach	Probability of Success	75%
		Projected Years of Payments	2025	-	2034
Management has updated the projected years of payments to 2034 and the effective interest rate by 0.56% as of December 31, 2024. The Company periodically re-assesses the projections and, to the extent the future projections are greater or less than its previous estimates or the estimated timing of such payments is materially different than its previous estimates, the Company will adjust the effective interest calculation. As of March 31, 2025, there were no material changes to the significant unobservable inputs used to recognize the Royalty Right Agreements liability.
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
Amortization expense arising from the discounts related to the 13.5% Notes for the three months ended March 31, 2025 and 2024 was $1,254 and $1,257, respectively. Amortization expense arising from the discounts related to the Royalty Right Agreements for the three months ended March 31, 2025 and 2024 was $1,437 and $1,358, respectively.
Unamortized discounts totaled $11,392 for the 13.5% Notes and $35,269 for the Royalty obligations as of March 31, 2025. Unamortized discounts totaled $12,646 for the 13.5% Notes and $36,706 for the Royalty obligations as of December 31, 2024, respectively.
Long-term notes and unamortized debt discount balances are as follows:

	March 31,	December 31,
	2025	2024
Total outstanding notes	$45,000	$45,000
Unamortized discount, including Exit Fee	(11,392)	(12,646)
Notes payable, long-term	33,608	32,354
Finance lease, long-term	138	146
Notes payable, net	$33,746	$32,500

	March 31,	December 31,
	2025	2024
Royalty obligations	$56,917	$56,922
Unamortized discount	(35,269)	(36,706)
Current portion of royalty obligation	(89)	(87)
Royalty obligations, net	$21,559	$20,129
Scheduled principal payments on the 13.5% Notes as of March 31, 2025 are as follows:

2025	—
2026	9,540
2027	14,535
2028	20,925
Total	$45,000

Note 15.    Warrants
Warrants Issued to 12.5% Senior Secured Noteholders
Warrants that were issued in conjunction with the Initial Notes (the “Initial Warrants”) and Additional Notes (the “Additional Warrants”) expire on June 30, 2025 and entitled the noteholders to purchase up to 2,143,000 shares of Common Stock and included specified registration rights. Management estimated the fair value of the Initial Warrants to be $6,800 and the Additional Warrants to be $735, each based on an assessment by an independent third-party appraiser. The fair value of the respective warrants was treated as a debt discount, amortizable over the term of the respective warrants, with the unamortized 12.5% Notes portion applied to reduce the aggregate principal amount of the 12.5% Notes. The 12.5% Notes were refinanced with the 13.5% Notes on November 1, 2023. Additionally, since the Initial Warrants and Additional Warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the warrants, except in the case of a “cash change in control”, the fair value attributed to the warrants is presented in Additional Paid-in Capital in the Company’s Condensed Balance Sheets. There were no warrants exercised as it relates to the Initial Warrants and the Additional Warrants during the three months ended March 31, 2025 and 2024, respectively.
Warrants to purchase a total of 1,683,784 shares of Common Stock with exercise prices of $4.25 and $5.38 for 1,571,429 warrants and 112,355 warrants, respectively, remain outstanding as of March 31, 2025 and December 31, 2024.
Warrants Issued Under Securities Purchase Agreements
In June 2022, the Company issued pre-funded warrants and Common Stock warrants to certain purchasers in connection with the Securities Purchase Agreements. The pre-funded warrants entitled purchasers to purchase up to 4,000,000 shares of Common Stock and were exercised in full during the year ended December 31, 2022. The Common Stock warrants expire on June 8, 2027 and entitled the purchasers to purchase up to 8,850,000 shares of Common Stock at an exercise price of $0.96 per share. Management estimated the fair value of the pre-funded warrants and Common Stock warrants to be $5,874 based on an assessment by an independent third-party appraiser. The fair value of the pre-funded and Common Stock warrants is treated as equity and presented in Additional Paid-in Capital in the Company’s Condensed Balance Sheets. On June 14, 2023, 3,689,452 Common Stock warrants issued pursuant to the Securities Purchase Agreements were exercised with proceeds of approximately $3,542.
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
There were no warrants issued or exercised as it relates to the Warrants Issued Under Securities Purchase Agreements during the three months ended March 31, 2025 and 2024.
In addition to the warrants to purchase 2,750,000 shares of Common Stock described above, there remain outstanding warrants to purchase 160,548 shares of Common Stock at an exercise price of $0.96 and warrants to purchase 1,683,784 shares of Common Stock outstanding related to the original issuance of the 12.5% Notes prior to the debt refinancing referenced in Note 14, Long-Term Debt with exercise prices of $4.25 and $5.38 for 1,571,429 warrants and 112,355 warrants, respectively.
Note 16.    Sale of Future Revenue
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through March 31, 2025 under the Monetization Agreement.
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
The following table shows the activity of the liability related to the sale of future revenue:

	March 31,	December 31,
	2025	2024
Liability related to the sale of future revenue, net at beginning of the period	$63,718	$64,490
Royalties related to the sale of future revenue	—	(1,008)
Amortization of issuance costs	59	236
Liability related to the sale of future revenue, net at end of the period (includes current portion of $1,000 and $1,000, respectively)	$63,777	$63,718

Note 17.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares.
Diluted EPS is adjusted by the effect of dilutive securities, including options and awards under the Company’s equity compensation plans, warrants and ESPP. As a result of the Company’s net loss incurred for the three months ended March 31, 2025 and 2024, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations. Therefore, basic and diluted net loss per share are the same for the three months ended March 31, 2025 and 2024 as reflected below.

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(22,930)	$(12,828)
Denominator:
Weighted-average number of common shares – basic and diluted	95,497,056	73,614,710
Loss per common share – basic and diluted	$(0.24)	$(0.17)
(a)For the three months ended March 31, 2025 and 2024, outstanding stock options of 6,977,367 and 6,169,489 to purchase shares of Common Stock, respectively, were anti-dilutive.
(b)For the three months ended March 31, 2025 and 2024, outstanding restricted stock units of 5,167,351 and 3,918,451 to purchase shares of Common Stock, respectively, were anti-dilutive.
(c)For the three months ended March 31, 2025 and 2024, outstanding warrants of 4,594,332 and 4,624,977 to purchase shares of Common Stock, respectively, were anti-dilutive.
Note 18.    Share-Based Compensation
The Company recognized share-based compensation in its Condensed Statements of Operations and Comprehensive Loss during the three month periods ended March 31, 2025 and 2024 as follows:

	Three Months Ended March 31,
	2025	2024
Manufacture and supply	$100	$70
Research and development	330	170
Selling, general and administrative	1,157	1,340
Total share-based compensation expenses	$1,587	$1,580

Share-based compensation from:
Restricted stock units	$1,102	$933
Stock options	485	647
Total share-based compensation expenses	$1,587	$1,580

Share-Based Compensation Equity Awards
The following tables provide information about the Company’s restricted stock unit and stock option activity during the three month period ended March 31, 2025:
Restricted Stock Units
The following tables summarize the Company’s awards of service-based and market conditions vesting-based restricted stock units for the three month period ended March 31, 2025:

Restricted Stock Unit Awards (RSUs) - Service-based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2024	2,610	$3.38
Granted	1,435	$2.65
Vested	(713)	$3.07
Forfeited	(31)	$3.99
Unvested as of March 31, 2025	3,301	$3.13
Expected to vest as of March 31, 2025	3,030	$3.11
As of March 31, 2025, $8,369 of total unrecognized compensation expenses related to unvested service-based restricted stock units are expected to be recognized over a remaining weighted average period of 2.14 years. The service-based restricted stock units granted to employees are subject to a three-year graduated vesting schedule and are not subject to performance-based criteria other than continued employment.

Restricted Stock Unit Awards (RSUs) - Market conditions vesting-based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2024	1,082	$2.40
Granted	784	2.82
Vested	—	—
Forfeited	—	—
Unvested as of March 31, 2025	1,866	$2.57
Expected to vest as of March 31, 2025	1,698	$2.56
As of March 31, 2025, $2,798 of unrecognized compensation expense related to unvested market condition vesting- based restricted stock units are expected to be recognized over a remaining weighted average period of 1.87 years.
The 2023 market conditions vesting-based restricted stock units vest based on a Performance Price measured as the 30-day average of the closing prices of the Company’s common stock as reported on the Nasdaq Stock Market immediately prior to and including the last calendar day of the three-year performance period (which ends on the third anniversary of the grant date). To the extent the Performance Price is less than $1.75, the Vesting Percentage will be zero. To the extent the Performance Price is $1.75, the Vesting Percentage will be 50%. To the extent the Performance Price is $1.76 or greater, but less than $2.50, the Vesting Percentage will be a prorated amount between 50.01% and 99.99%, based on straight-line interpolation. To the extent the Performance Price is $2.50, the Vesting Percentage will be 100%. To the extent the Performance Price is $2.51 or greater, but less than $3.25, the Vesting Percentage will be a prorated amount between 100.01% and 149.99%, based on straight-line interpolation. To the extent the Performance Price is $3.25 or greater, the Vesting Percentage will be 150%. In no event will the Vesting Percentage exceed 150%.
The 2025 market conditions vesting-based restricted stock units were measured over a three-year performance period. The performance period is split into two pricing periods. The first pricing period commences on the grant date and ends on the calendar day immediately proceeding the second anniversary of the grant date. The second pricing period commences on the second anniversary of the grant date and ends on the third anniversary of the grant date, The performance price for the first pricing period is calculated based on the 30-day average price observed for the last 30 days of the first pricing period. The performance price for the second pricing period is calculated based on the highest 30-day average for any 30-day period throughout the second pricing period. To the extent the Performance Price is less than $6.00, the Vesting Percentage will be zero. To the extent the Performance Price is $6.00, the Vesting Percentage will be 50%. To the extent the Performance Price is $6.01 or greater, but less than $7.00, the Vesting Percentage will be a prorated amount between 50.01% and 99.99%, based on straight-line interpolation. To the extent the Performance Price is $7.00, the Vesting Percentage will be 100%. To the extent the Performance Price is $7.01 or greater, but less than $8.00, the Vesting Percentage will be a prorated amount between 100.01% and 149.99%, based on straight-line interpolation. To the extent the Performance Price is $8.00 or greater, the Vesting Percentage will be 150%. In no event will the Vesting Percentage exceed 150%.
The Company’s estimates of the fair value of the 2025 market conditions vesting-based awards at their grant or valuation dates were based on a Monte Carlo simulation and considered various variables and the following assumptions:

Three Months Ended March 31, 2025
Expected dividend yield	0%
Expected volatility	91.5%
Risk-free interest rate	3.9%
Stock price at grant date	$2.65
2022 Inducement Equity Incentive Plan
In accordance with Nasdaq Listing Rule 5635(c)(4), the Company adopted the 2022 Equity Inducement Plan approved by the Compensation Committee of the Board of Directors of the Company effective as of July 29, 2022.

Stock Option Awards:	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding as of December 31, 2024	6,301	$5.68
Granted	738	2.65
Exercised	—	—
Forfeited/Expired	(62)	5.56
Outstanding as of March 31, 2025	6,977	$5.36
Expected to vest as of March 31, 2025	6,849	$5.40
Exercisable as of March 31, 2025	5,238	$6.04
The fair values of stock options granted were estimated using the Black-Scholes pricing model based on the following assumptions:

Three Months Ended March 31, 2025
Expected dividend yield	—%
Expected volatility	100%
Expected term (years)	6.1
Risk-free interest rate	4.2%
The weighted average grant date fair value of stock options granted during the three months ended March 31, 2025 was $2.15. During the three months ended March 31, 2025, stock options were granted with a weighted average exercise price of $2.65 and accordingly, given the Company’s share price of $2.90 at March 31, 2025, the intrinsic value provided by certain shares granted during this period was de minimis.
As of March 31, 2025, $3,849 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a remaining weighted average period of 1.97 years.
Note 19.    Income Taxes
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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three months ended March 31, 2025, the effective income tax rate was 0%, and the Company recorded no income tax expense from its pretax losses of $22,930. For the three months ended March 31, 2024, the effective income tax rate was 0%, and the Company recorded no income tax expense from its pretax losses of $12,828.
The primary factors impacting the effective tax rate for three months ended March 31, 2025 is the anticipated full year pre-tax book loss and a full valuation allowance against any associated net deferred tax assets.
Note 20.    Contingencies
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
On August 20, 2021, Humana filed a complaint in state court in Kentucky, alleging conspiracy to violate the RICO Act, fraud under state law, unfair and deceptive trade practices under state law, insurance fraud, and unjust enrichment against the Company relating to Indivior’s launch of Suboxone Sublingual Film in 2010. The Humana action was stayed pending related litigation, and the stay was lifted on October 30, 2023. The parties to this case reached a settlement in November 2024, the terms of which are confidential. Aquestive had no obligation, cost or liability in the settlement as all were assumed by Indivior.
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
Neurelis FDA Lawsuit
Neurelis v. Califf, et al., U.S. District court for the District of Columbia
In May 2024, Neurelis filed a complaint in the U.S. District Court for the District of Columbia against the U.S. Food and Drug Administration, the U.S. Department of Health and Human Services, and certain government officials. The complaint in this matter alleges that the defendants violated the Administrative Procedure Act by approving the Company's NDA for Libervant for ARS patients aged between two and five years, and asked the Court to vacate that approval and enjoin the defendants from approving Libervant for this pediatric patient population until January 10, 2027, the scheduled date for the expiration of the U.S. orphan drug market exclusivity granted by the FDA to the Valtoco nasal spray product of Neurelis. The Company intervened in this litigation to defend the approval of Libervant for this ARS pediatric patient population and, on June

25, 2024, the Court entered a scheduling order governing further proceedings in the case. Pursuant to that order, Neurelis filed a motion for summary judgment on August 19, 2024; the Company and the federal defendants each filed their own cross-motions for summary judgment and opposed Neurelis’s motion for summary judgment on September 18, 2024. Neurelis filed its combined reply brief in support of its motion for summary judgment and in opposition to the defendants’ cross-motions on October 9, 2024, and the Company and the federal defendants filed their closing briefs on October 30, 2024. Following the FDA's award of ODE to Libervant for ARS patients between two and five years of age, Neurelis filed a motion for preliminary injunction requesting an expedited order to vacate FDA's approval and enjoining the sale of Libervant. On February 14, 2025, the Court ruled in favor of Neurelis, granting its summary judgment motion, and against the FDA's and the Company's cross-motions for summary judgment. In an accompanying opinion, the Court directed the FDA to vacate the approval of Libervant. Because the Court entered a final appealable judgment in favor of Neurelis, Neurelis' motion for an expedited preliminary injunction was denied as moot by the Court. On February 18, 2025, the Company filed an appeal of the District Court's decision with the U.S. Circuit Court of Appeals for the District of Columbia (the "DC Appellate Court") and, on the same day, filed an emergency motion with the District Court to stay its order pending a decision on the appeal with the DC Appellate Court. The District Court denied the motion for a stay. On March 27, 2025, the DC Appellate Court denied the Company's emergency motion for stay. The FDA filed an appeal of the District Court's decision to the DC Appellate Court and the Company withdrew its appeal. As a result of the District Court's ruling, the FDA converted the approval of Libervant to a "tentative approval" and the Company has ceased marketing activities in the United States. The Company is communicating with the FDA on a path forward for approval of Libervant for ARS patients aged between two and five years but the Company has not yet received any decision from the FDA on market access for these Libervant pediatric patients. No dates have been set for arguments on the appeal proceedings at the DC Appellate Court. The Company is not able to determine or predict the ultimate outcome of these proceedings or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter or whether the FDA will grant U.S. market access to Libervant for ARS patients aged between two and five years in advance of the ODE expiration period.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this section in conjunction with our condensed interim financial statements and related notes included in Part I Item 1 of this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2024 and 2023 included in our 2024 Annual Report on Form 10-K. All dollar amounts are stated in thousands except for share data.
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
These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of our product candidate Anaphylm™ (epinephrine) Sublingual Film through clinical development and approval by the FDA, including the acceptance of the NDA for Anaphylm with the FDA, and the following launch of Anaphylm, if approved by the FDA; the results of the Company’s clinical studies for Anaphylm and the ability of such results to support submission of the NDA for approval of Anaphylm to the FDA; Anaphylm's potential to be the first and only oral administration of epinephrine and to be accepted as an alternative to existing standards of care, if approved by the FDA; the expected growth of the U.S. epinephrine market including in value and the opportunity such growth presents to the Company should Anaphylm be approved by the FDA; the advancement, growth and related timing of our Adrenaverse™ pipeline epinephrine prodrug product candidates, including AQST-108 (epinephrine) Topical Gel, through clinical development and FDA regulatory approval process, including design and timing of clinical studies including those necessary to support the targeted indication of alopecia areata for AQST-108 and the following launch of AQST-108, if approved by the FDA; the potential sale or outlicensing of Anaphylm, Libervant or other product candidates; the advancement and related timing of our product candidate Libervant® (diazepam) Buccal Film for the indicated epilepsy patient population aged between 6 and 11 years through clinical development and FDA regulatory approval and the following launch of Libervant for this patient population if approved by the FDA; the approval for U.S. market access of Libervant and overcoming the orphan drug market exclusivity of an FDA approved nasal spray product of another company extending to January 2027; the commercial opportunity of Libervant, Anaphylm, AQST-108 and our other product candidates, including potential revenues (including projected peak annual sales) generated from commercialization of these products, should these product candidates be approved by the FDA; the focus on continuing to manufacture Suboxone®, Emylif®, Sympazan®, Ondif® and other licensed products; the potential growth of our patent portfolio including the extension of patent protection for Anaphylm should the pending patents be approved by the U.S. Patent and Trademark Office (PTO); the potential benefits our products and product candidates could bring to patients; the achievement of clinical and commercial milestones, product orders and fulfillment; our cash requirements, cash funding and cash burn; short-term and longer term liquidity and the ability to fund our business operations; our growth and future financial and operating results and financial position, including with respect to our 2025 financial outlook; and business strategies, market opportunities, and other statements that are not historical facts.
These forward-looking statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with our development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials and plans, including those relating to Anaphylm (including for pediatric patients), AQST-108, and our other product candidates; risk of delays in advancement of the regulatory approval process through the FDA of our product candidates, including the filing and acceptance of the respective NDAs, for Anaphylm, AQST-108, Libervant for patients aged between 6 and 11 and other product candidates, or failure to receive FDA approval at all of any of these product candidates; risk of whether the Company’s clinical data is sufficient for approval of our product candidates, including with respect to our PK/PD comparability submission for FDA approval of Anaphylm; risks associated our ability to address the FDA’s comments on our future clinical trials and other concerns identified in the FDA Type C meeting minutes for Anaphylm, including the risk that the FDA may require additional clinical studies for approval of Anaphylm; risks associated with the success of any competing products, including generics; risk that we may not overcome the seven year orphan drug market exclusivity granted by the FDA for the approved nasal spray product of another company in the U.S. in order for Libervant to be granted U.S. market access for patients prior to expiration of the orphan drug market exclusivity period of the nasal spray product, which is due to occur in January 2027, or for other reasons; risks and uncertainties inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); risk of development of a sales and marketing capability for commercialization of our product candidates, including Anaphylm and AQST-108; risks associated with the potential impact on the value of the Company of the sale or outlicensing of our product and product candidates, including Libervant and Anaphylm and other product candidates; risk of insufficient capital and cash resources, including insufficient access to available debt and equity financing, including under our ATM facility, and revenues from operations, to satisfy all of our short-term and longer-term liquidity and cash requirements and other cash needs, at the times and in the amounts needed, including to commence principal payments on our 13.5% Notes in 2026 and to fund future clinical development and commercial activities for our product candidates, including Anaphylm, AQST-108 and Libervant for patients aged between 6 and 11, should these product candidates be approved by the FDA, and for Libervant upon expiration of the orphan drug marketing exclusivity period of the nasal spray product; risk that our manufacturing capabilities will be insufficient to support demand for Libervant should Libervant receive U.S. market access, and for demand for our licensed products in the U.S. and abroad; risk of eroding market share for Suboxone® as a sunsetting product, which accounts for a substantial part of our current operating revenue; risk of default of our debt instruments; risks related to the outsourcing of certain sales, marketing and other operational and staff functions to third parties; risks associated with the rate and degree of market acceptance in the U.S. and abroad of Libervant for epilepsy patients if approved for U.S. market access and after the expiration of the orphan drug market exclusivity period in January 2027; risk of the rate and degree of market acceptance in the U.S. and abroad of Anaphylm, AQST-108 and our other product candidates, should these product candidates be approved by the FDA, and for our licensed products in the U.S. and abroad; risk associated with the size and growth of our product markets; risk associated with our compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to our products; risk that our patent applications for our product candidates, including for Anaphylm, will not be timely issued, or issued at all, by the PTO; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business including relating to our products and product candidates and product pricing, reimbursement or access therefor; risk of loss of significant customers; risks related to claims and legal proceedings against us including patent infringement, securities, business torts, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; risks related to any disruptions in our information technology networks and systems, including the impact of cybersecurity attacks; risk of increased cybersecurity attacks and data accessibility disruptions due to remote working arrangements; risk of adverse developments affecting the financial services industry; risks related to inflation and changing interest rates; risks related to the impact of pandemic diseases on our business; risks and uncertainties related to general economic, political (including the Ukraine and Israel wars and other acts of war and terrorism), business, industry, regulatory, financial and market conditions and other unusual items, including a potential recession; risks related to uncertainty about U.S. government initiatives and their impact on our business, including imposition of tariffs and other trade restrictions; and other uncertainties affecting us including those described in the "Risk Factors" section and in other sections included in this Quarterly Report on Form 10-Q. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in the risk factors of the Company’s 2024 Annual Report on Form 10‑K and our other Quarterly Reports on Form 10‑Q and in our Current Reports on Form 8-K and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update forward-looking statements, or outlook or guidance after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, except as may be required by applicable law. Readers should not rely on the forward-looking statements included in this Quarterly Report on Form 10-Q as representing our views as of any date after the date of the filing of this Quarterly Report on Form 10‑Q.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Aquestive,” the "Company,” “we,” “us,” and “our” refer to Aquestive Therapeutics, Inc.
Overview
Aquestive is a pharmaceutical company advancing medicines to bring meaningful improvement to patients' lives through innovative science and delivery technologies. We are developing pharmaceutical products to deliver complex molecules through administrations that are alternatives to invasive and inconvenient standard of care therapies. We are advancing a product pipeline for the treatment of severe allergic reactions, including anaphylaxis, under the "Anaphylm™" trade name, and our Adrenaverse™ epinephrine prodrug pipeline platform. We have four licensed commercialized products which are marketed by our licensees in the U.S. and around the world. We are the exclusive manufacturer of these licensed products. Aquestive also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm, and has proven drug development and commercialization capabilities. Our production facilities are located in Portage, Indiana, and our corporate headquarters and primary research laboratory facilities are based in Warren, New Jersey.
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

In March 2024, we released topline data from our pivotal clinical study for Anaphylm. The two-part, Phase 3, single-center, open-label, randomized study was designed to compare the PK and PD of single and repeat doses of Anaphylm versus single and repeat doses of the IM injection and epinephrine autoinjectors (EpiPen® and Auvi-Q®) in healthy adult subjects. The results of this study demonstrated that the primary endpoint, epinephrine PK biocomparability of the single administration of Anaphylm to the single administration of Adrenalin (epinephrine IM injection) and epinephrine autoinjectors in healthy adult subjects was met. The study also met its secondary endpoints, which included evaluating the PK sustainability of Anaphylm following repeat administration, as well as its safety and tolerability of Anaphylm following single and repeat administrations versus epinephrine IM injection and epinephrine autoinjectors.

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
We completed the NDA submission to the FDA in the first quarter of 2025. The pediatric study in subjects from the ages of 7 to 17 (weight greater than or equal to 30 kgs) was completed with positive topline data reported on April 1, 2025. A total of thirty-two patients completed the study. The PK results were consistent with previous adult studies. Anaphylm was shown to be safe and well-tolerated with no serious adverse events reported. We are planning on initiating a product launch of Anaphylm, if approved by the FDA, in the first quarter of 2026. This anticipated timing is based on acceptance of the NDA submission by the FDA in the second quarter of 2025.
•AQST-108 (epinephrine) Topical Gel – Our product candidate, AQST‑108 is composed of the prodrug dipivefrin which is enzymatically cleaved into epinephrine after administration. AQST‑108, is a topically delivered adrenergic agonist prodrug, which we believe has the potential to support the re-establishment of immune privilege in the hair follicle and we are pursuing its development for the treatment of alopecia areata, which is an autoimmune disease leading to hair loss on the scalp, face and, in more severe cases, other body areas. We completed the first human clinical trial for AQST-108. The two-part trial was designed to assess the safety and local tolerability of AQST-108. Part 1 was designed as a single ascending dose escalation study to assess the safety and PK of five different dose levels. The 1.0% dose of AQST-108 was chosen based on the down selection from the highest dose to move into the Part 2 study of the development program. In Part 2, three formulations based on excipient variations were evaluated in twelve healthy subjects. In Parts 1 and 2, no serious adverse events or topical adverse events were observed. In Part 2, the calculated percentage of AQST-108 observed in the skin remained consistent across all studied formulations and zero post-dose AQST-108 concentrations in plasma were observed. We received pre-IND FDA feedback in the fourth quarter of 2024 to align on the Phase 2a clinical trial design. We are continuing pre-clinical development studies in advance of plans to open an IND in the fourth quarter of 2025 and initiate the Phase 2a clinical trial in the first half of 2026.
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
On April 26, 2024, the FDA approved Libervant for U.S. market access for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, ARS) that are distinct from a patient’s usual seizure pattern in patients with epilepsy between two to five years of age. Libervant is the first and only orally administered rescue product for the treatment of seizure cluster in patients between ages two to five. The only other current FDA approved products for these ARS patients between two to five years of age is a diazepam rectal gel and a diazepam nasal spray. In October 2024, Libervant 5mg, 7.5mg, 10mg, 12.5mg and 15 mg for ARS patients between two and five years of age became available through multiple retail distribution channels. In the fourth quarter of 2024 the FDA granted seven years of ODE to Libervant® (diazepam) Buccal Film for ARS patients between two to five years of age. Libervant was originally granted Orphan Drug Designation on November 10, 2016.
On February 14, 2025, in a lawsuit brought by Neurelis, Inc. ("Neurelis") against the FDA (Neurelis, Inc. v. Califf, for which the Company joined as a Defendant Intervenor) challenging the FDA's approval of Libervant for ARS patients aged between two and five years, the U.S. District for the District of Columbia issued a final appealable order entering a judgment in favor of Neurelis's motion for summary judgement and vacating the FDA’s approval of Libervant. The District Court's ruling was not based on grounds of safety or efficacy of Libervant, but rather on the grounds that the law granting ODE to the FDA approved nasal spray Valtoco for patients aged six years and older should be interpreted to extend to children aged two to five years, despite that Valtoco was not approved by the FDA to treat these younger patients at the time the FDA approved Libervant for this pediatric age group. The FDA is appealing this ruling. As a result of the District Court ruling, the FDA converted the approval of Libervant for patients aged between two and five years to a "tentative approval" and Aquestive has ceased marketing activities for Libervant in the United States.
On February 24, 2025, Aquestive filed a request with the FDA that the FDA also confirms approval of Libervant for ARS patients aged between two and five years on the FDA regulatory grounds of clinical superiority over the other currently existing FDA approved ARS drugs. FDA’s orphan drug regulations define a “clinically superior” drug as “a drug shown to provide a significant therapeutic advantage over and above that provided by an approved orphan drug (that is otherwise the same drug)” in one of three ways: the basis of greater efficacy or safety, or providing a major contribution to patient care. The FDA has taken this request under advisement and has not yet provided a response to the Company.
Prior to the FDA approval of Libervant for ARS patients between two to five years, the FDA granted tentative approval in August 2022 for Libervant for the same indication in patients with epilepsy 12 years of age and older, finding that Libervant had met all required quality, safety, and efficacy standards for approval. However, due to the existing FDA regulatory grant of ODE for Valtoco for use in ARS patients 6 years of age and older, the FDA determined that Libervant was not yet eligible for marketing in the United States for this patient population of 12 years of age and older. We expect to file for FDA approval for use of Libervant for these ARS patients aged between 6 and 11 years prior to the expiration of the ODE for Valtoco. However, as a result of the ODE granted by the FDA to Valtoco and the District Court's ruling, the FDA cannot give final approval for U.S. market access for Libervant for any age group until the expiration of the ODE or a determination by the FDA of inapplicability of the ODE for Libervant, unless the District Court's ruling vacating the FDA approval of Libervant for ARS patients aged between two and five years is overturned on appeal. In the event that the District Court's ruling is reversed without further right of appeal, and the tentative approval of Libervant for ARS patients aged between two and five is converted to a final approval by the FDA, the Company would only be able to market Libervant for ARS patients aged between two and five years and would continue to be restricted from market access of Libervant for older ARS patients until the expiration of the ODE for Valtoco. However, overcoming the orphan drug marketing exclusivity determination is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such market exclusivity and approve Libervant for U.S. market access for any age group earlier than January 2027, the scheduled date for expiration of ODE for Valtoco. See “Licensed Commercial Products, Product Candidates and Other Products – Libervant” for a discussion of the licensing arrangement for Libervant.
Licensed Commercial Products, Product Candidates and Other Products
Our portfolio also includes other products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the three months ended March 31, 2025 and 2024, our licensed product portfolio generated $8,720 and $12,053 in revenue to Aquestive, respectively. Those products include:
•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone was launched by our licensee, Indivior, in 2010. Suboxone is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone and have produced over 2.8 billion doses of Suboxone since its launch in 2010. As of March 31, 2025, Suboxone branded products retain approximately 27% film market share as generic film-based products have penetrated this market. We have filed patent infringement lawsuits against certain companies relating to generic film-based products for buprenorphine-naloxone. More details regarding these lawsuits are described in the accompanying condensed financial statements, Note 20, Contingencies, contained herein.
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
~~•~~Ondif® – an oral soluble film formulation of ondansetron, a 5-HT antagonist, was developed for the treatment of nausea and vomiting associated with chemotherapy and post-operative recovery. Ondansetron is available as branded and generic products as intravenous injections, intramuscular injections, orally dissolving tablets, oral solution tablets, and film. We licensed commercial rights for this product to Hypera in Brazil (which Hypera markets as Ondif). Hypera received approval to market Ondif in Brazil from ANVISA on February 21, 2022. Aquestive manufactures and supplies Ondif to Hypera. This product was originally approved and marketed in the U.S. under the name Zuplenz®.

We submitted a request for voluntary withdrawal of the NDA for Zuplenz, as the product is no longer marketed in the U.S. In November 2024, the request for FDA withdrawal of the NDA for Zuplenz was completed.
•Libervant® - We entered into the Pharmanovia Agreement with Pharmanovia, effective as of September 26, 2022, pursuant to which we granted Pharmanovia an exclusive license to certain of our intellectual property to develop and commercialize Libervant for the treatment of prolonged or acute, convulsive seizures in all ages in certain countries of the Territory, as defined in the Pharmanovia Agreement, during the term of the Pharmanovia Agreement. Under the Pharmanovia Agreement, Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and Aquestive will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory. We received $3.5 million upon agreement execution. Effective March 27, 2023, we amended the Pharmanovia Agreement to expand the scope of the licensed territory for Libervant to cover the rest of the world, excluding the U.S., Canada and China. Pharmanovia will be responsible for seeking appropriate regulatory approval in the expanded territories. Pursuant to the terms of the Pharmanovia Amendment, we received a non-refundable payment of $2.0 million from Pharmanovia on execution of the Pharmanovia Amendment.
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
Critical Accounting Policies and Use of Estimates
There have been no material changes to our critical accounting policies and use of estimates as previously disclosed in our 2024 Annual Report on Form 10-K.
JOBS Act and Smaller Reporting Company
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
Financial Operations Overview
Revenues
Our revenues to date have been earned from our manufactured products made to order for licensees, as well as revenue from our self-developed, self-commercialized proprietary product, Libervant. Revenues are also earned from our product development services provided under contracts with customers, and from the licensing of our intellectual property. We generate revenues in four primary categories: manufacture and supply revenue, license and royalty revenue, co-development and research fees, and proprietary product revenue, net.
Manufacture and Supply Revenue
We manufacture based on receipt of purchase orders from our licensees, and our licensees have an obligation to accept these orders once quality assurance validates the quality of the manufactured product with agreed upon technical specifications. In most cases, our licensees are responsible for all other aspects of commercialization of these products, and we have no role, either direct or indirect, in our customers’ commercialization activities, including those related to marketing, pricing, sales, payor access and regulatory operations.
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
Selling, General and Administrative Expenses
Selling, General and Administrative expenses consist primarily of salaries, benefits, share-based compensation, other related costs for executive, finance, and operational personnel. Other costs include facility and related costs not otherwise included in research and development expenses such as: professional fees for patent-related and other legal expenses, regulatory fees, consulting, tax and accounting services; insurance; market research; advisory board and key opinion leaders; depreciation; and general corporate expenses, inclusive of IT systems related costs. In addition, these expenses also include warehousing, distribution, selling and business development, and other costs.
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
We will continue to manage business costs to prepare for a potential future decline in Suboxone revenue and other external factors affecting our business. We continue to focus on our core business and regulatory and pre-commercial launch activities for Anaphylm.
Interest Expense
Interest expense consists of interest costs on the outstanding balances of our 13.5% Notes at a fixed rate of 13.5%, payable quarterly, as well as amortization of issuance costs and debt discounts. The issuance of 13.5% Notes is discussed in

Note 14, Long-Term Debt, to our Condensed Financial Statements. See Liquidity and Capital Resources below for further detail on our 13.5% Notes.
Interest Expense related to Royalty Obligations
In connection with the issuance of the 13.5% Notes, we entered into the Royalty Rights Agreements with each of the Note Holders granting the Note Holders a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm (epinephrine) Sublingual Film for a period of eight years from the first sale of Anaphylm on a global basis. The Note Holders are also entitled to a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant (diazepam) Buccal Film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant. These royalty agreements are classified as debt, and the value of the $45,000 13.5% Notes has been allocated between debt and the Royalty Obligations based on their relative fair market values. The excess of future estimated royalty payments of $56,828 over the $13,758 of the allocated fair value is recognized as a discount related to the Royalty Right Agreements and is amortized as interest expense using the effective interest method. The 13.5% Notes are discussed in Note 14, Long-Term Debt to our Condensed Financial Statements.
Interest Expense related to the Sale of Future Revenue
On November 3, 2020, we entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, we sold to Marathon all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through March 31, 2025 under the Monetization Agreement.
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
During the second quarter of 2020, under the Sunovion License Agreement, we recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the $1,000 annual minimum guaranteed royalty that is due in each of the subsequent eight years. In connection with the Monetization Agreement, we performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded that the receivable was not transferred. See Note 16, Sale of Future Revenue, to our Condensed Financial Statements for further detail.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenues:
The following table sets forth our revenue data for the periods indicated.

	Three Months Ended March 31,		Change
(In thousands, except %)	2025	2024	$	%
Manufacture and supply revenue	$7,193	$10,518	$(3,325)	(32%)
License and royalty revenue	790	1,132	(342)	(30)%
Co-development and research fees	418	403	15	4%
Proprietary product revenue, net	319	—	319	N/M
Total revenues	$8,720	$12,053	$(3,333)	(28)%

For the three months ended March 31, 2025, total revenues decreased 28%, or $3,333 compared to the same period in the prior year primarily due to decreases in manufacture and supply revenue and license and royalty revenue , partially offset by increases in proprietary product revenue, net.
Manufacture and supply revenue decreased approximately 32%, or $3,325 for the three months ended March 31, 2025 compared to the same period in the prior year. This decrease was primarily due to a $4,463 decrease in Suboxone revenues, partially offset by a $1,471 increase in Ondif revenues due to timing of orders.
License and royalty revenue decreased 30%, or $342 for the three months ended March 31, 2025 compared to the same period in the prior year. This decrease was primarily due to lower Aztarys royalty revenues and lower license revenues associated with the termination of a licensing and supply agreement in the prior year.
Co-development and research fees for the three months ended March 31, 2025 remained relatively consistent compared to the same period in the prior year.
Proprietary product revenue, net increased by $319 for the three months ended March 31, 2025 compared to the same period in the prior year.
Expenses, Interest Income and Other Income:

The following table sets forth our expenses and income for the periods indicated.

	Three Months Ended March 31,		Change
(In thousands, except %)	2025	2024	$	%
Manufacture and supply	$3,652	$4,389	$(737)	(17%)
Research and development	5,361	5,932	(571)	(10)%
Selling, general and administrative	19,072	10,689	8,383	78%
Interest expense	2,782	2,784	(2)	—%
Interest expense related to royalty obligations	1,437	1,358	79	6%
Interest expense related to the sale of future revenue	59	58	1	2%
Interest income and other income, net	(713)	(329)	(384)	117%
Manufacture and supply costs and expenses decreased 17% or $737 for the three months ended March 31, 2025 compared to the same period in the prior year. The decrease was largely due to lower volume of strips sold and changes in product mix.
Research and development expenses decreased 10% or $571 for the three months ended March 31, 2025 compared to the same period in the prior year. The decrease in Research and development expenses is primarily due to lower clinical trial costs associated with the continued advancement of the Anaphylm program, partially offset by increases in product research and preclinical expenses, higher personnel costs and higher share-based compensation. The tables below provide a breakdown of the major costs included in total Research and development expenses and project costs by type of expense for each of the main clinical development projects in which we are engaged for each period presented:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
Clinical Trials	$2,101	$3,578	$(1,477)	(41)%
Development and Manufacturing	16	134	(118)	(88%)
Product Research Expenses	566	241	325	135%
Total Project Expenses	2,683	3,953	(1,270)	(32)%
Preclinical	256	83	173	208%
R&D personnel costs	1,802	1,534	268	17%
Consulting and outside services	76	5	71	N/M
Share-based compensation	330	170	160	94%
Depreciation/amortization	15	20	(5)	(25%)
All other R&D	199	167	32	19%
Total	$5,361	$5,932	$(571)	(10%)

The details of the project expenses are as follows:

	Three Months Ended March 31,
	2025	2024		2025	2024		2025	2024		2025	2024
	Total		% inc / dec	Anaphylm		% inc / dec	AQST-108		% inc / dec	Libervant		% inc / dec
Clinical Trials	$2,101	$3,578	(41%)	$1,922	$2,975	(35)%	$179	$586	(69)%	$—	$17	N/M
Development and Manufacturing	16	134	(88%)	—	119	N/M	16	15	7%	—	—	N/M
Product Research Expenses	566	241	135%	566	53	968%	—	188	N/M	—	—	N/M
Total Project Expenses	$2,683	$3,953	(32%)	$2,488	$3,147	(21%)	$195	$789	(75)%	$—	$17	N/M
Total project expenses for Anaphylm decreased 21%, or $659 over the comparable period in 2024. Anaphylm clinical trial expenses and development and manufacturing expenses decreased $1,053 and $119, respectively, over the comparable period in 2024, partially offset by increases in product research expenses of $513. During the three months ended March 31, 2025 and 2024, clinical trial expenses for Anaphylm of $1,922 and $2,975, respectively, were primarily due to clinical trial costs associated with the continued advancement of the Anaphylm program. Product research expenses for Anaphylm increased by $513, primarily related to expenses incurred for the preparation of the NDA filing. Total project expenses for AQST-108 decreased 75%, or $594, over the comparable period in 2024. AQST-108 clinical trial expenses and product research expenses decreased $407 and $188, respectively over the comparable period in 2024 due the clinical study and feasibility work for AQST-108 performed in the prior year period.
R&D personnel costs increased by 17%, or $268 over the comparable period in 2024, due to additional headcount. R&D share-based compensation increased by $160, or 94% primarily related to the effect of RSU grants to R&D personnel. All other R&D expenses include rent, utilities, maintenance and other expenses and fees.
Selling, general and administrative expenses increased 78% or $8,383 for the three months ended March 31, 2025 as compared to the same period in the prior year. The increase primarily represents regulatory fees related to the Anaphylm PDUFA fee of approximately $4,310, higher legal fees of $2,250, higher commercial spending of approximately $2,130, higher regulatory and licensing fees of approximately $505 related to the regulatory fee for Libervant, higher personnel costs of approximately $440, and higher share-based compensation expenses of $310, partially offset by decreases in severance costs of approximately 1,100 and lower insurance expenses of $240.
Interest expense was $2,782 and $2,784 for the three months ended March 31, 2025 and 2024, respectively. These amounts represent interest incurred on the outstanding 13.5% Notes, and amortization of the debt discount and capitalized debt issuance costs.

Interest expense related to amortization of the discount on the royalty obligations was $1,437 and $1,358 for the three months ended March 31, 2025 and 2024, respectively. These amounts are due to the accounting associated with the royalty obligations as part of the 13.5% Notes issuance.
Interest expense related to the sale of future revenue was $59 and $58 for the three months ended March 31, 2025 and March 31, 2024, respectively, and represents amortization of the issuance costs. These amounts are due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and do not represent or imply a monetary obligation or cash outflow at any time during the life of the transaction. In June 2023, Sunovion announced that it had voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets. Therefore, the Company likely will not receive any of the additional contingent payments under the Monetization agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022. See Note 16, Sale of Future Revenue to our Condensed Financial Statements for details.
Interest income and other income, net was $713 and $329 for the three months ended March 31, 2025 and 2024, respectively. The increase primarily represents higher investment income due to higher cash balances over a greater number of days invested in interest-bearing and dividend-earning money market accounts compared to the prior year period.
Liquidity and Capital Resources
Sources of Liquidity
We had $68,657 in cash and cash equivalents as of March 31, 2025. While our ability to execute our business objectives and achieve profitability over the longer term cannot be assured, our on-going business, existing cash and cash equivalents, expense management activities, potential asset sales or product outlicensing as well as access to the equity capital markets, including through the ATM facility, provide near term liquidity for us to fund our operating needs for at least the next twelve months as we continue to execute our business strategy.
We established our first ATM facility in September 2019, and since inception to March 31, 2025, we have sold 27,315,145 shares of Common Stock which has generated net cash proceeds of approximately $81,829, net of commissions and other transactions costs of $3,814. On April 3, 2024, we filed a new shelf registration statement on Form S-3 to register the offer and sale of up to $250,000 worth of shares of Common Stock, preferred stock, debt securities, warrants, rights and units ("Registration Statement No. 333-278498" or the "2024 Registration Statement"), that was declared effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement was a $100,000 ATM facility, prospectus covering the offering, issuance and sale of Common Stock pursuant to the Amended Equity Distribution Agreement with Piper Sandler & Co.
During the three months ended March 31, 2025, the Company sold 7,457,627 shares of Common Stock under the ATM facility which provided net proceeds of approximately $21,306 after deducting commissions and other transaction costs of $694 of which $89 remains unpaid as of March 31, 2025. During the three months ended March 31, 2024, we sold 4,557,220 shares of Common Stock under the ATM facility which provided net proceeds of approximately $12,012 after deducting commissions and other transaction costs of $373.
On April 12, 2022, we entered into the Lincoln Park Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations under the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $40,000 worth of shares of our Common Stock from time to time over the 36-month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement contains an ownership limitation such that we will not issue, and Lincoln Park will not purchase, shares of Common Stock if it would result in their beneficial ownership exceeding 9.99%. Lincoln Park has covenanted under the Lincoln Park Purchase Agreement not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our Common Stock. We did not sell shares in connection with the Lincoln Park Purchase Agreement during the three months ended March 31, 2025 or in 2024. The Lincoln Park Purchase agreement expired on May 1, 2025.
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
On November 1, 2023, we issued $45,000 aggregate principal amount of its 13.5% Notes due November 1, 2028. A portion of the net proceeds from that offering was used to repay all of the outstanding 12.5% Notes and to pay expenses relating to that offering, with the balance of the proceeds to be used for general corporate purposes. Interest on the 13.5% Notes accrues at a rate of 13.5% per annum and is payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year commencing on December 30, 2023. The 13.5% Notes are interest-only until June 30, 2026, whereupon on such date and each payment date thereafter we will also pay an installment of principal of the 13.5% Notes pursuant to a fixed amortization schedule, along with a portion of an Exit Fee determined as of the applicable date of prepayment, payment, acceleration, repurchase or redemption, as the case may be.
On March 22, 2024, we completed the underwritten public offering of 16,666,667 shares of its Common Stock at the public offering price of $4.50 per share. At closing, we received net proceeds of $70,500 after deducting underwriting discounts of $4,500. In addition to the underwriting discounts related to this offering, we incurred professional fees and other costs totaling $687 as of March 31, 2024.
Further, pursuant to the partial exercise of the underwriters' option, on April 22, 2024, we sold an additional 559,801 shares of Common Stock resulting in net proceeds of $2,368, after deducting underwriting discounts of $151. In addition to the underwriting discounts related to the partial exercise of the underwriters' option, we incurred professional fees and other costs totaling $207.
Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used for operating activities	$(23,400)	$(10,384)
Net cash used for investing activities	(135)	(29)
Net cash provided by financing activities	20,646	81,741
Net (decrease) increase in cash and cash equivalents	$(2,889)	$71,328
Net cash used for operating activities
Net cash used for operating activities for the three months ended March 31, 2025 increased by $13,016 compared to the same period in the prior year. The increase in cash used for operating activities was primarily related to the change in net loss of $10,102, increases in trade and other receivables of $3,276, and net changes in other liabilities.
Net cash used for investing activities
Net cash used for investing activities for the three months ended March 31, 2025 increased by $106 compared to the same period in the prior year. The use of cash was related to capital expenditures.
Net cash provided by financing activities
Net cash provided by financing activities for the three months ended March 31, 2025 decreased by $61,095 compared to the same period in the prior year. The decrease was primarily related to no proceeds received from the underwritten public offering as compared to net proceeds of $70,126 received in the same period in the prior year, partially offset by higher ATM proceeds of $9,386 due to higher volumes and Common Stock prices as compared to the three months ended March 31, 2024.
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
On March 22, 2024, the Company completed the underwritten public offering of 16,666,667 shares of its Common Stock at the public offering price of $4.50 per share. At closing, Aquestive received net proceeds of $70,500 after deducting underwriting discounts of $4,500. In addition to the underwriting discounts related to this offering, the Company’s incurred professional fees and other costs totaling $687 as of March 31, 2024. In addition, pursuant to the partial exercise of the underwriters' option, on April 22, 2024, the Company sold an additional 559,801 shares of Common Stock, for additional gross proceeds of $2,519.
We have used and intend to continue to use our existing cash and cash equivalents, primarily to advance the development and commercialization of our product pipeline, including Anaphylm™ (epinephrine) Sublingual Film for the treatment of severe life-threatening allergic reactions, including anaphylaxis, and the commercial expansion of Libervant® (diazepam) Buccal Film for the treatment of ARS patients aged between two and five years until its U.S. market access was denied upon conversion by the FDA of its approval of Libervant for this patient population to a tentative approval, and for working capital, capital expenditures and general corporate purposes. We can provide no assurance that any of these sources of funding, either individually or in combination, will be available on reasonable terms, if at all, or sufficient to fund our business objectives. In addition, we may be required to utilize available financial resources sooner than expected. We have based our expectation on assumptions that could change or prove to be inaccurate, due to unrelated factors including factors arising in the capital markets, asset monetization markets, regulatory approval process, and regulatory oversight and other factors. Key factors and assumptions inherent in our planned continued operations and anticipated growth include, without limitation, those related to the following:
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
We expect to continue to manage business costs to appropriately reflect the anticipated general decline in Suboxone revenue, and other external resources or factors affecting our business including, if available, future equity financing, other future access to the capital markets or other potential available sources of liquidity. In doing so, we plan to continue to focus on the core drivers of value for our stockholders, including, more importantly, continued investments in our ongoing product development activities in support of Anaphylm and AQST-108. Until profitability is achieved, if at all, additional capital and/or other financing or funding will be required, which could be material, to develop and commercialize Anaphylm and AQST-108, if approved by the FDA, and to meet our other cash requirements, including debt service, specifically our 13.5% Notes. Even as such, we expect to incur losses and negative cash flows for the foreseeable future and, therefore, we expect to be dependent upon external financing and funding to achieve our operating plan.
The sufficiency of our short-term and longer-term liquidity is directly impacted by our level of operating revenues and our ability to achieve our operating plan for revenues, regulatory approval in the time period planned for our product candidates and our ability to monetize other royalty streams or other licensed rights within planned timeframes, and there can be no assurance that we will be successful in any monetization transaction. Our operating revenues have fluctuated in the past and can be expected to fluctuate in the future. We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and we have a significant level of debt on which we have substantial ongoing interest payments, have principal repayments related to our 13.5% Notes starting in June 2026 through the debt maturity date and royalty obligation payments projected to be made from the fourth quarter of 2024 to 2034, which are further discussed in Note 14, Long-Term Debt to our Condensed Financial Statements. A substantial portion of our current and past revenues has been dependent upon our licensing, manufacturing and sales with one customer, Indivior, which is expected to continue, and it could take significantly longer than planned to achieve anticipated levels of cash flows to help fund our operations and cash needs.
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
As of March 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
For more information on Legal Proceedings, see Part I Item I. Financial Statements (Unaudited), Note 20, Contingencies.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully review and consider the information regarding certain risks and uncertainties facing the Company that could have a material adverse effect on our business prospects, financial condition, results of operations, liquidity and available capital resources set forth in Part I, Item 1A of Aquestive’s 2024 Annual Report on Form 10-K.
We face risks associated with tariffs and other trade restrictions, which could have a material adverse impact on our results of operations and financial condition.

Our Company faces risks associated with tariffs and other trade protection measures (including tariffs that have been or may in the future be imposed by the United States or other countries), import or export licensing requirements, trade embargoes, sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade), and protectionist or retaliatory measures taken by the United States or other countries.

Beginning in January 2025, the new administration in the United States began to increase tariff rates on numerous products from a range of nations. On April 2, 2025, the United States announced a 10% baseline reciprocal tariff on imports from all countries, plus an additional country-specific tariff on imports from select trading partners. Other countries have announced retaliatory actions or plans for retaliatory actions. On April 9, 2025, the United States implemented a 90-day pause on the country-specific tariffs for all countries except China, while maintaining the 10% baseline tariff. While pharmaceutical products are currently excluded from the baseline and "reciprocal" tariffs imposed by the United States, such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our marketed products and product candidates. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy object of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security.

We face significant risks from the existing tariffs imposed by the United States (such as those discussed above) and potential new tariffs as well as their secondary effects, including other countries' imposition of retaliatory tariffs and non-tariff barriers. Like all U.S. importers, our Company could pay more for foreign-sourced inputs, which could adversely affect our operating costs in the United States. Our results of operations and financial condition could be materially adversely affected due to the impact of the foregoing.

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs, or modifications to cleared or approved drugs, to be reviewed and/ or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations, or renewed global health concerns otherwise hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits
The exhibits listed below are filed or furnished as part of this report.

Number	Description
10.1*	Consulting Agreement for Mark Schobel dated January 1, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101)
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Somerset, State of New Jersey.

Aquestive Therapeutics, Inc. (REGISTRANT)

Date:	May 12, 2025	/s/ Daniel Barber
Daniel Barber
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2025	/s/ A. Ernest Toth, Jr.
A. Ernest Toth, Jr.
Chief Financial Officer
(Principal Financial Officer)