Form 10-Q
period 2025-06-30
Aquestive Therapeutics, Inc.
filed 2025-08-11
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of outstanding shares of the registrant’s common stock, par value of $0.001 per share (the "Common Stock"), as of the close of business on August 7, 2025 was 99,723,635.

AQUESTIVE THERAPEUTICS, INC.
FORM 10-Q

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report (dollar amounts in thousands):

TERM	DEFINITION
12.5% Notes	12.5% Senior Secured Notes redeemed on November 1, 2023
13.5% Notes	13.5% Senior Secured Notes
ACAAI	American College of Allergy Asthma and Immunology
ABL facility	Asset-based borrowing facility
ADHD	Attention deficit hyperactivity disorder
Adrenaverse™	Epinephrine prodrug platform currently comprised of Anaphylm™ and AQST-108
ALS	Amyotrophic lateral sclerosis
ANVISA	Brazilian Health Regulatory Agency
API	Active Pharmaceutical Ingredients
Aquestive	Aquestive Therapeutics, Inc.
AQST	Nasdaq ticker symbol for Aquestive Therapeutics, Inc.
ASC	Accounting Standards Codification
Assertio	Assertio Holdings, Inc.
Assertio Agreement	License Agreement between Aquestive and Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc.
ARS	Acute Repetitive Seizures
ASU	Accounting Standards Updates
ATM facility	At-The-Market facility for the purchase of AQST Common Stock, then in effect
CEO	Chief Executive Officer
CNS	Central Nervous System
CODM	Chief Operating Decision Maker
Common Stock	Common Stock, par value $0.001 per share, of the Company
Common Stock Warrants	Warrants issued with private placement of up to $100,000 aggregate principal of 12.5% Notes originally due 2025
Company	Aquestive Therapeutics, Inc.
DEA	Drug Enforcement Administration
EMA	European Medicines Agency
EOP2	End-of-phase 2
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
EU	European Union
Exchange Act	Securities Exchange Act of 1934
Existing Warrants	Common Stock Purchase Warrants with the holder of the remaining 5,000,000 warrants
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
First Amendment	First amendment to the Sunovion License Agreement
GAAP	Generally Accepted Accounting Principles
Haisco	Haisco Pharmaceutical Group Co., Ltd.
Haisco Agreement	License, Development and Supply Agreement with Haisco, a Chinese limited company listed on the Shenzhen Stock Exchange
Hypera	Hypera Pharma, CosMed Industria De Cosmeticos E Medicamentos S.A
IND	Investigational New Drug
Indenture Agreement	Agreement governing the 13.5% Senior Secured Notes
Indivior	Indivior Inc. (formerly, Reckitt Benckiser Pharmaceuticals Inc)
Indivior Amendment	Amendment No. 11 to the Indivior License Agreement

Indivior License Agreement	Commercial Exploitation Agreement with Reckitt Benckiser Pharmaceuticals, Inc. (with subsequent amendments collectively)
Marathon	Marathon Asset Management
Monetization Agreement	Purchase and Sale Agreement between Aquestive and Sunovion
MTPA or Mitsubishi	Mitsubishi Tanabe Pharma America, Inc. (formerly, Mitsubishi Tanabe Pharma Holdings America, Inc.)
N/M	Not Meaningful, used in percentage changes
Nasdaq	The Nasdaq Stock Market
NDA	New Drug Application
New Warrants	Warrants to purchase 2,750,000 shares of Common Stock
ODE	Orphan Drug Exclusivity
Offering	$45,000 aggregate principal amount of 13.5% Notes due November 1, 2028.
PD	Pharmacodynamics
Pharmanovia	Atnahs Pharma UK Limited, a company registered in England and Wales
Pharmanovia Agreement	License and Supply Agreement with Atnahs Pharma UK Limited,
Pharmanovia Amendment	Amended License and Supply Agreement with Atnahs Pharma UK Limited as of March 27, 2023
PK	Pharmacokinetic
PTO	United States Patent and Trademark Office
PDUFA	Prescription Drug User Fee Act
Pre-IND	Pre-Investigational New Drug
R&D	Research and development
Royalty Obligations	Liability related to the Royalty Rights Agreements
Royalty Rights Agreements	Royalty Rights Agreements, component of 13.5% Senior Secured Notes
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Securities Purchase Agreements	Securities Purchase Agreements with certain purchasers entered into on June 6, 2022
Sunovion	Sunovion Pharmaceuticals Inc
Sunovion License Agreement	KYNMOBI Commercialization Agreement
Territory	Certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa under the Pharmanovia Agreement
TGA	Australian Government Department of Health’s Therapeutics Goods Administration
Underwritten Public Offering	Capital raise of gross proceeds of $77,519, including partial exercise of the underwriters' option for $2,519 on April 22, 2024
Zambon	Zambon S.p.A.
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm, Inc.)

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (Unaudited)

AQUESTIVE THERAPEUTICS, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$60,536	$71,546
Trade and other receivables, net	11,864	7,344
Inventories	8,125	6,044
Prepaid expenses and other current assets	1,196	3,286
Total current assets	81,721	88,220
Property and equipment, net	3,858	3,799
Right-of-use assets, net	4,911	5,182
Other non-current assets	3,208	4,223
Total assets	$93,698	$101,424

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$11,951	$10,287
Accrued expenses	5,001	5,907
Lease liabilities, current	570	510
Deferred revenue, current	1,092	1,048
Liability related to the sale of future revenue, current	1,000	1,000
Royalty obligations, current	364	87
Loans payable, current	3,177	26
Total current liabilities	23,155	18,865
Notes payable, net	31,843	32,500
Royalty obligations, net	22,711	20,129
Liability related to the sale of future revenue, net	61,924	62,718
Lease liabilities	4,668	4,968
Deferred revenue, net of current portion	19,935	20,005
Other non-current liabilities	2,052	2,395
Total liabilities	166,288	161,580
Contingencies (Note 20)

Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; 99,353,270 and 91,413,742 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	99	91
Additional paid-in capital	327,003	302,967
Accumulated deficit	(399,692)	(363,214)
Total stockholders’ deficit	(72,590)	(60,156)
Total liabilities and stockholders’ deficit	$93,698	$101,424
See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$10,003	$20,099	$18,723	$32,152
Costs and expenses:
Manufacture and supply	4,561	4,526	8,213	8,915
Research and development	4,105	4,162	9,466	10,094
Selling, general and administrative	12,705	11,356	31,777	22,045
Total costs and expenses	21,371	20,044	49,456	41,054
Loss from operations	(11,368)	55	(30,733)	(8,902)
Other income/(expenses):
Interest expense	(2,781)	(2,779)	(5,563)	(5,563)
Interest expense related to royalty obligations	(1,434)	(1,358)	(2,871)	(2,716)
Interest expense related to the sale of future revenue	(61)	(58)	(120)	(116)
Interest income and other income, net	2,096	1,395	2,809	1,724
Net loss before income taxes	(13,548)	(2,745)	(36,478)	(15,573)
Net loss	$(13,548)	$(2,745)	$(36,478)	$(15,573)
Comprehensive loss	$(13,548)	$(2,745)	$(36,478)	$(15,573)

Loss per share attributable to common stockholders:
Basic and diluted (in dollars per share)	$(0.14)	$(0.03)	$(0.37)	$(0.19)
Weighted average common shares outstanding:
Basic and diluted (in shares)	99,326,701	90,911,626	97,422,458	82,263,168

See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Changes in Stockholders’ Deficit
Three and Six Months Ended June 30, 2025 and June 30, 2024
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2024	91,413,742	$91	$302,967	$(363,214)	$(60,156)
Common Stock issued under public equity offering-ATM	7,457,627	8	21,992	—	22,000
Costs of common stock issued under public equity offering-ATM	—	—	(729)	—	(729)
Share-based compensation expense	—	—	1,587	—	1,587
Vested restricted stock units, net	445,784	—	(702)	—	(702)
Net loss	—	—	—	(22,930)	(22,930)
Balance at March 31, 2025	99,317,153	99	325,115	(386,144)	(60,930)
Costs of common stock issued under public equity offering-ATM	—	—	(34)	—	(34)
Shares issued under employee stock purchase plan	18,056	—	59	—	59
Share-based compensation expense	—	—	1,875	—	1,875
Vested restricted stock units, net	10,561	—	(19)	—	(19)
Options exercised, net	7,500	—	7	—	7
Net loss	—	—	—	(13,548)	(13,548)
Balance at June 30, 2025	99,353,270	$99	$327,003	$(399,692)	$(72,590)

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Changes in Stockholders’ Deficit
Three Months Ended March 31, 2024 and June 30, 2024
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

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(36,478)	$(15,573)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	279	412
Gain on contract termination	—	(300)
Share-based compensation	3,471	3,119
Amortization of debt issuance costs and discounts	5,498	5,342
Other, net	(11)	19
Changes in operating assets and liabilities:
Trade and other receivables, net	(4,476)	2,486
Inventories	(2,081)	(197)
Prepaid expenses and other assets	3,104	1,871
Accounts payable	1,582	(1,730)
Accrued expenses and other liabilities	(2,176)	(1,746)
Deferred revenue	(26)	(11,093)
Net cash used for operating activities	(31,314)	(17,390)
Investing activities:
Capital expenditures	(242)	(64)
Net cash used for investing activities	(242)	(64)
Financing activities:
Proceeds from common stock issued under public equity offering-ATM, net	21,236	11,817
Proceeds from common stock issued under public equity offering, net	—	71,974
Proceeds from shares issued under employee stock purchase plan	50	30
Proceeds from exercise of stock options, net	7	539
Repayment of debt principal including lease liabilities	(14)	(10)
Payments for royalty obligations	(11)	—
Payments for taxes on share-based compensation	(722)	(898)
Net cash provided by financing activities	20,546	83,452
Net (decrease) increase in cash and cash equivalents	(11,010)	65,998
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	71,546	23,872
Cash and cash equivalents at end of period	$60,536	$89,870

Supplemental disclosures of cash flow information:
Cash payments for interest	$3,050	$2,528
Cash payments for income taxes	$—	$305
Non-cash investing activities: capital expenditures in Accounts Payable	$83	$—
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
(B) Equity Transactions
ATM Facility
The Company established its first ATM facility in September 2019, and since inception to June 30, 2025, the Company has sold 27,315,145 shares of Common Stock under its ATM Facility which has generated net cash proceeds of approximately $81,794, net of commissions and other transactions costs of $3,849. On April 3, 2024, the Company filed a new shelf registration statement on Form S-3, the 2024 Registration Statement, which was declared effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement are (i) a base prospectus registering the offer, issuance and sale of up to $250,000 worth of Common Stock, preferred stock, debt securities, warrants, rights and units and (ii) a $100,000 ATM facility prospectus. During the three months ended June 30, 2025, there were no shares of Common Stock sold under the ATM facility. For the six months ended June 30, 2025, the Company sold 7,457,627 shares of Common Stock pursuant to the ATM prospectus and the Amended Equity Distribution Agreement with Piper Sandler & Co. (successor to Piper Jaffray & Co.), which provided net proceeds of approximately $21,271 after deducting commissions and other transaction costs of $729. During the three months ended June 30, 2024, there were no shares of Common Stock sold under the ATM facility. For the six months ended June 30, 2024, the Company sold 4,557,220 shares under the ATM facility which provided net proceeds of approximately $11,855 after deducting commissions and other transaction costs of $530. The remaining authorized balance of the ATM facility was $78,000 as of June 30, 2025.
Underwritten Public Offering
On March 22, 2024, the Company completed the Underwritten Public Offering of 16,666,667 shares of its common stock at the public offering price of $4.50 per share. In addition, pursuant to the partial exercise of the underwriters' option, on April 22, 2024, the Company sold an additional 559,801 shares of Common Stock. Net proceeds from the Underwritten Public Offering, including the exercise of underwriters' option were $72,868, after deducting underwriting discounts of $4,651. In addition to the underwriting discounts related to this offering, the Company incurred professional fees and other costs totaling $894.
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
Recent Accounting Pronouncements Adopted as of June 30, 2025:
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ASU 2023-07, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the CODM to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company adopted the new disclosure requirements as of December 31, 2024. Refer to Note 4, Segment Reporting for the required disclosure.
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU was issued to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. Among other provisions, the amendments in this ASU significantly change the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity such that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants, will require liability treatment. More specifically, the ASU reduces the number of models that may be used to account for convertible instruments from five to three, amends diluted EPS calculations for convertible instruments, modifies the requirements for a contract that may be settled in an entity’s own shares to be classified in equity and requires expanded disclosures intended to increase transparency. The Company adopted the new guidance on January 1, 2024. The adoption of this guidance did not have a material impact on the Company’s financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU was issued to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, and to introduce new disclosure requirements for such equity securities. The Company adopted the new guidance on January 1, 2024. The adoption of this guidance did not have a material impact on the Company’s financial statements.
Recent Accounting Pronouncements Not Adopted as of June 30, 2025:
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
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. This ASU was issued to enhance the transparency and decision usefulness of income tax disclosures. The ASU requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). It further requires disclosure on an annual basis of the following information about income taxes paid: 1. The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes 2. The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). Additionally, it requires the following information disclosure: 1. Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign 2. Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU eliminates certain current disclosure requirements. These disclosure requirements will be effective for the Company for fiscal years beginning after December 15, 2025, with early adoption of the amendments permitted. The Company is currently evaluating the impact from the adoption of ASU 2023-09 on disclosures to its financial statements.
Note 3.    Risks and Uncertainties
The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for the remainder of 2025 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of June 30, 2025, the Company had $60,536 of cash and cash equivalents.
The Company has experienced a history of net losses. The Company’s accumulated deficits totaled $399,692 as of June 30, 2025. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company’s funding requirements have been met by its cash and cash equivalents, as well as its equity and debt offerings, including the 13.5% Senior Secured Notes as further discussed in Note 14, Long-Term Debt, the ATM facility and other equity offerings, including the underwritten public offering as discussed in Note 1 Part B, Equity Transactions.
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
Note 4. Segment Reporting

Operating segments are defined as components of an entity for which separate discrete financial information is available for evaluation by the CODM in deciding how to allocate resources and in assessing performance. For the six months ended June 30, 2025 and 2024, the Company has identified one operating and reportable segment. The Company defines its operating segment based on internally reported financial information that is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company's CEO is the CODM. The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. This segment encompasses the development and advancement of a product pipeline for the treatment of severe allergic reactions, including anaphylaxis, and the Adrenaverse epinephrine prodrug pipeline platform. Additionally, the Company serves as the exclusive manufacturer for its proprietary product, Libervant, while it had U.S. market access, and four licensed commercialized products.
The CODM reviews the segment's profit or loss based on net loss reported on the Condensed Statements of Operations and Comprehensive Loss. The CODM also considers forecast-to-actual variances on a monthly basis for expenses deemed significant. Furthermore, the CODM reviews the segment's assets based on total assets reported on the Condensed Balance Sheets. All long-lived assets are held in the United States. While the Company generated $10,003 and $20,099 in revenues for the three months ended June 30, 2025 and 2024, respectively, and $18,723 and $32,152 in revenues for the six months ended June 30, 2025 and 2024, respectively, management expects the Company to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials, ultimately seeking regulatory approval. The CODM uses cash forecast models to guide investment decisions and assess entity-wide operating results and performance. Net loss is used to monitor budget and rolling forecasts versus actual results. The CODM views specific categories within R&D expenses, selling expenses, and general and administrative expenses as significant due to their direct correlation with cash burn and profitability.

The following table reconciles reported revenues to net loss under the significant expense principle for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$10,003	$20,099	$18,723	$32,152
Costs and expenses:
Total Manufacture and Supply Expenses	4,561	4,526	8,213	8,915

R&D Project expenses:
Anaphylm project expenses	1,204	1,700	3,692	4,847
AQST-108 project expenses	190	—	385	789
Libervant project expenses	—	—	—	17
R&D other expenses:
Personnel costs1	2,218	2,039	4,350	3,743
Other2	493	423	1,039	698
Total Research and Development Expenses	4,105	4,162	9,466	10,094

Selling expenses:
Personnel costs3	608	254	1,302	1,186
Other4	2,912	814	5,174	955
Total Selling expenses	3,520	1,068	6,476	2,141

General & Administrative expenses:
Personnel costs5	5,176	4,918	10,016	9,579
Other6	4,009	5,370	15,285	10,325
Total General and Administrative Expenses	9,185	10,288	25,301	19,904

Total Selling, General and Administrative Expenses	12,705	11,356	31,777	22,045

Total costs and expenses	21,371	20,044	49,456	41,054
Loss from operations	(11,368)	55	(30,733)	(8,902)
Other income/(expenses), net	(2,180)	(2,800)	(5,745)	(6,671)
Net loss before income taxes	(13,548)	(2,745)	(36,478)	(15,573)
Net loss	$(13,548)	$(2,745)	$(36,478)	$(15,573)
Comprehensive loss	$(13,548)	$(2,745)	$(36,478)	$(15,573)

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
The Company’s revenues include (i) sales of manufactured products pursuant to contracts with commercialization licensees, (ii) license and royalty revenues, (iii) co-development and research fees generally in the form of milestone payments, and (iv) sales of its proprietary CNS product, Libervant, for patients between two to five years of age while Libervant had U.S. market access through April 2025. The Company recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, a five-step model is applied that includes (1) identifying the contract with a customer, (2) identifying the performance obligation in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing when, or as, an entity satisfies a performance obligation.
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
Co-development and Research Fees – co-development and research fees are earned through performance of specific tasks, activities or completion of stages of development defined within a contractual development or feasibility study agreement with a customer. The nature of these performance obligations, broadly referred to as milestones or deliverables, are usually dependent on the scope and structure of the project as contracted, as well as the complexity of the product and the specific regulatory approval path necessary for that product. Accordingly, the duration of the Company’s R&D projects may range from several months to approximately three years. Although each contractual arrangement is unique, common milestones included in these arrangements include those for the performance of efficacy and other tests, reports of findings, formulation of initial prototypes, production of stability clinical and/or scale-up batches, and stability testing of those batches. Additional milestones may be established and linked to clinical results of the product submission and/or approval of the product by the FDA and the commercial launch of the product.
Proprietary product revenue, net - this net revenue is recognized when product is shipped and title passes to the customer, typically at time of delivery. At the time of sale, estimates for various revenue allowances are recorded based on historical trends and judgmental estimates. For sales of Libervant for patients between two to five years of age while Libervant had U.S. market access through April 2025, returns allowances and prompt pay discounts are estimated based on contract terms and historical return rates, if available, and these estimates are recorded as a reduction of receivables. Once receivables are collected, allowances are reclassified and treated as accrued liabilities. Similarly determined estimates are recorded relating to wholesaler service fees, co-pay support redemptions, and other rebates, and these estimates are reflected as a component of accrued liabilities. Once related variable considerations are resolved and uncertainties as to incurred amounts are eliminated, estimates are adjusted to actual allowance amounts. Provisions for these estimated amounts are reviewed and adjusted on no less than a quarterly basis.
Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some, or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements. In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Condensed Balance Sheets. As of June 30, 2025, and December 31, 2024, such contract assets were $645 and $578, respectively, consisting primarily of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with third parties.
Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Condensed Balance Sheets. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of June 30, 2025 and December 31, 2024, such contract liabilities were $21,027 and $21,053, respectively.
Costs to Obtain Contracts - in certain situations, the Company may incur incremental costs of obtaining a contract with a customer. These costs, if expected to be recovered, are recognized as an asset and reflected as other assets within the Condensed Balance Sheets. The asset is amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. As of June 30, 2025 and December 31, 2024, such costs to obtain contracts were $465 and $480, respectively.
The Company's revenues were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Manufacture and supply revenue	$9,583	$8,123	$16,776	$18,641
License and royalty revenue[a]	839	11,220	1,629	12,352
Co-development and research fees	378	756	796	1,159
Proprietary product revenue, net	(797)	—	(478)	—
Total revenues	$10,003	$20,099	$18,723	$32,152
(a) License and royalty revenue decreased 93%, or $10,381 for the three months ended June 30, 2025 compared to the same period in the prior year and 87%, or $10,723 for the six months ended June 30, 2025 compared to the same period in the prior year. These decreases were primarily due to the one-time recognition of deferred revenues of $7,000 due to the termination of the Licensing and Supply Agreement with Haisco and $3,317 due to the termination of the Licensing Agreement with MTPA in the prior year.
Disaggregation of Revenue
The following table provides disaggregated net revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$4,891	$9,643	$10,092	$20,070
Ex-United States	5,112	10,456	8,631	12,082
Total revenues	$10,003	$20,099	$18,723	$32,152
For the three months ended June 30, 2025, United States revenues were derived primarily from Indivior (manufacture and supply revenue, and co-development and research fees). Ex-United States revenues were derived primarily from Hypera (manufacture and supply revenue, and license and royalty revenue), and Indivior (manufacture and supply revenue, license and royalty revenue and co-development and research fees) for revenue markets outside of the United States.
For the six months ended June 30, 2025, United States revenues were derived primarily from Indivior (manufacture and supply revenue, and co-development and research fees), and Assertio (manufacture and supply revenue, license and royalty revenue and co-development and research fees). Ex-United States revenues were derived primarily from Hypera (manufacture and supply revenue, and license and royalty revenue), and Indivior (manufacture and supply revenue, license and royalty revenue and co-development and research fees) for revenue markets outside of the United States.
For the three and six months ended June 30, 2024, United States revenues were derived primarily from Indivior (manufacture and supply revenue, and co-development and research fees), MTPA (milestone revenue that was previously recorded as deferred revenue and recognized due to the termination of the contract), and Assertio (manufacture and supply revenue, license and royalty revenue and co-development and research fees).
For the three and six months ended June 30, 2024, ex-United States revenues were derived primarily from Indivior (manufacture and supply revenue, license and royalty revenue and co-development and research fees), Haisco (an upfront payment received in September 2022 that was previously recorded as deferred revenue and recognized due to the termination of the contract), and Hypera (manufacture and supply revenue) for revenue markets outside of the United States.
Trade and other receivables, net consist of the following:

	June 30, 2025	December 31, 2024
Trade receivables	$9,654	$4,919
Contract and other receivables	2,210	2,473
Less: sales-related allowances	(582)	(48)
Reclassification into Accrued distribution expenses and sales-related allowances	582	—
Trade and other receivables, net	$11,864	$7,344
Contract and other receivables totaled $2,210 and $2,473 as of June 30, 2025 and December 31, 2024, respectively, consisting primarily of contract assets and other receivables. Contract assets consist of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with third parties. Other receivables include the current portion related to the Monetization royalty receivable and other receivables. Sales-related allowances as of June 30, 2025 and December 31, 2024 were estimated in relation to revenues recognized for sales of Libervant for patients between two to five years of age while Libervant had U.S. market access.
Allowance for Credit Losses
The Company maintains an allowance for credit losses on accounts receivable, which is recorded as a reduction to accounts receivable. Changes in the allowance are classified as Selling, general and administrative expenses in the Statements of Operations and Comprehensive Loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when it identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. It also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves. The allowance for credit losses was $0 as of June 30, 2025 and December 31, 2024.
The following table presents the changes in the allowance for credit losses:

	June 30, 2025	December 31, 2024
Balance at beginning of the period	$—	$14
Allowance reduction	—	(14)
Balance at end of the period	$—	$—
Sales-Related Allowances
Revenues from sales of products are recorded net of prompt payment discounts, wholesaler service fees, returns allowances, chargebacks, rebates and co-pay support redemptions. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale. The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. The calculation of some of these items requires management to make estimates based on sales data, historical return data, contracts and other related information that may become known in the future. The adequacy of these provisions is reviewed on no less than a quarterly basis.

The following tables provides a summary of activity with respect to sales-related allowances:

	June 30, 2025	December 31, 2024
Balance at beginning of period	$48	$—
Provision	568	71
Payments / credits	(34)	(23)
Reclassification into Accrued distribution expenses and sales-related allowances	(582)	—
Balance at end of period	$—	$48
Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction of trade receivables as of June 30, 2025 and December 31, 2024 and accruals for wholesaler service fees, co-pay support redemptions and other rebates are reflected as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and accrued expenses were $0 and $1,008, respectively, as of June 30, 2025, and $48 and $665, respectively, as of December 31, 2024. See Note 13, Accrued Expenses.
Concentration of Major Customers
Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the six months ended June 30, 2025, Indivior and Hypera, represented approximately 67% and 23%, of total revenue, respectively. As of June 30, 2025, Indivior and Hypera exceeded the 10% threshold for outstanding receivable balances and represented approximately 66% and 17% of total trade and other receivables, respectively. For the six months ended June 30, 2024, Indivior, Haisco, and MTPA exceeded the 10% threshold for revenue and represented approximately 54%, 22%, and 11% of total revenue, including the one-time recognition of deferred revenue, respectively. As of December 31, 2024, Indivior and Hypera exceeded the 10% threshold for outstanding receivable balances and represented 41% and 16% of total trade and other receivables, respectively.
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
Purchase and Sale Agreement with an affiliate of Marathon
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold to Marathon all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI. In exchange for the sale of these rights, the Company received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through June 30, 2025 under the Monetization Agreement.
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
Licensing and Supply Agreement with Haisco for Exservan™ (Riluzole Oral Film) for ALS Treatment in China
The Company entered into the Haisco Agreement with Haisco, effective as of March 3, 2022, pursuant to which Aquestive granted Haisco an exclusive license to develop and commercialize Exservan™ (riluzole oral film) for the treatment of ALS in China. Under the terms of the Haisco Agreement, Aquestive was the exclusive sole manufacturer and supplier for Exservan in China. Under the Haisco Agreement, as amended, the Company received a $7,000 upfront cash payment in September 2022 and was entitled to receive regulatory milestone payments and double-digit royalties on net sales of Exservan in China and earn manufacturing revenue upon the sale of Exservan in China. In June 2024, the Haisco Agreement was terminated, and the Company will not receive any contingent payments under the Haisco Agreement. The termination agreement released all parties from any existing or ongoing obligations. Commissions of $134 that had been capitalized were expensed immediately in Selling, general, and administrative expenses on the Condensed Statements of Operations and Comprehensive Loss. The Company recognized deferred revenue of $7,000 for the upfront payment received in September 2022 on the Company's condensed financial statements for the three and six months ended June 30, 2024.
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
Licensing Agreement with Mitsubishi Tanabe Pharma America, Inc.
In January 2021, the Company announced that Aquestive granted an exclusive license to MTPA for the commercialization of Exservan in the United States. MTPA is a multinational pharmaceutical company with a focus on patients with ALS. The product was launched by MTPA in June 2021. Under the terms of the MTPA license agreement, Aquestive was the exclusive manufacturer and supplier of Exservan for MTPA in the United States. In June 2024, under the Second Amendment to the License and Supply Agreement, MTPA and the Company mutually agreed to terminate the agreement. As of June 30, 2024 and as part of the termination, the parties were released from any existing or ongoing obligations (except for certain limited non-material post-termination obligations). Upon termination, deferred revenue of $3,317 was recognized for milestone payments that had been received. Commissions of $57 that had been capitalized were expensed immediately in Selling, general, and administrative expenses on the Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024.

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
The Company granted warrants to certain noteholders in connection with its debt repayment and debt refinancing of the 12.5% Notes during 2020 and 2019, respectively. Those warrants were valued based on Level 3 inputs and their fair value was based primarily on an independent third-party appraisal prepared as of the grant date consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. The warrants expired on June 30, 2025. See Note 15, Warrants for further information on these warrants.
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

Note 8.    Inventories
The components of Inventory are as follows:

	June 30, 2025	December 31, 2024
Raw material	$4,168	$3,266
Packaging material	2,672	2,135
Finished goods	1,285	643
Total inventory	$8,125	$6,044
Note 9.     Property and Equipment, Net

	Useful Lives	June 30, 2025	December 31, 2024
Machinery	3-15 years	$20,383	$20,317
Furniture and fixtures	3-15 years	769	769
Leasehold improvements	(a)	21,419	21,419
Computer, network equipment and software	3-7 years	2,830	2,685
Construction in progress		2,224	2,110
		47,625	47,300
Less: accumulated depreciation and amortization		(43,767)	(43,501)
Total property and equipment, net		$3,858	$3,799
(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.
For the three months ended June 30, 2025 and 2024, total depreciation and amortization related to property and equipment was $140 and $165, respectively. For the six months ended June 30, 2025 and 2024, these expenses totaled 279 and $333, respectively.
Note 10.    Right-of-Use Assets and Lease Obligations
The Company leases all realty used at its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of these three leases include the characteristics specified in ASC 842, Leases, which require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases, as amended, provide remaining terms between 2.8 years and 8.3 years, including renewal options expected to be exercised to extend the lease periods. Commitments under finance leases are not significant, and are included in Property and equipment, net, and Notes Payable, net on the Condensed Balance Sheets.
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
The Company’s lease costs are recorded in manufacture and supply, R&D and selling, general and administrative expenses in its Condensed Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2025, total operating lease expenses totaled $457 and $884, respectively including variable lease expenses such as common area maintenance and operating costs of $124 and $217, respectively. For the three and six months ended June 30, 2024, total operating lease expenses totaled $444 and $888, respectively including variable lease expenses such as common area maintenance and operating costs of $111 and $226, respectively.

The Company’s payments due under its operating leases are as follows:

Remainder of 2025	$647
2026	1,318
2027	1,346
2028	1,180
2029 and thereafter	3,915
Total future lease payments	8,406
Less: imputed interest	(3,168)
Total operating lease liabilities	$5,238
Note 11.    Intangible Assets, Net
The following table provides the components of identifiable intangible assets, all of which are finite lived:

	June 30, 2025	December 31, 2024
Purchased intangible	$3,858	$3,858
Purchased patent	509	509
	4,367	4,367
Less: accumulated amortization	(4,367)	(4,367)
Intangible assets, net	$—	$—
There was no amortization expense incurred during the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, amortization expense was $39 and $78, respectively. In June 2024, in connection with a termination of an agreement, the Company recorded a gain on termination of the contract in the amount of $1,500, which was partially offset by an adjustment to the remaining balance of $1,200 of the intangible asset. The net gain of $300 was recorded within Other income, net on the Statements of Operations and Comprehensive Loss for the three and six month periods ended June 30, 2024. See Note 6, Material Agreements.
Note 12.    Other Non-current Assets
The following table provides the components of other non-current assets:

	June 30, 2025	December 31, 2024
Royalty receivable	$2,000	$3,000
Other	1,208	1,223
Total other non-current assets	$3,208	$4,223
During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the eight $1,000 annual minimum guaranteed royalty payments that are due to the Company. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded it was not transferred. As of June 30, 2025 and December 31, 2024, Royalty receivable consists of three and four, respectively, annual minimum payments due from Sunovion, the last of which is due in March 2028. The current portion of the royalty receivable is included in Trade and other receivables, net. See Note 16, Sale of Future Revenue for further details on how this receivable relates to the Monetization Agreement transaction.
Non-current portion of costs to obtain contracts capitalized under ASC 340, Other Assets and Deferred Costs, is recorded within Other non-current assets on the Condensed Balance Sheets as of June 30, 2025 and December 31, 2024. As of June 30, 2024, commissions of $191 that had been capitalized under ASC 340 as part of licensing and supply agreements and had been recorded within Other non-current assets on the Condensed Balance Sheet were expensed in Selling, general, and administrative expenses on the Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 due to the termination of contracts.

Note 13.    Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Accrued compensation	$3,528	$4,732
Real estate and personal property taxes	336	365
Accrued distribution expenses and sales returns provision	1,008	665
Interest payable	17	17
Other	112	128
Total accrued expenses	$5,001	$5,907
The reduction in Accrued compensation is mostly related to payments of accrued bonuses during the six months ended June 30, 2025, partially offset by the current year accrual of bonuses. The increase in Accrued distribution expenses and sales return provision reflects a reclassification from Trade receivables and other receivables, net. Refer to Note 5, Revenues and Trade Receivables, Net.
Accrued distribution expenses and sales returns provision mostly represent estimated liabilities for returns, wholesaler service fees, co-pay support redemptions and other rebates related to the proprietary product Libervant and returns and other expenses related to the proprietary product Sympazan (prior to outlicensing to Assertio in October 2022).
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
Management has updated the projected years of payments to 2034 and the effective interest rate by 0.56% as of December 31, 2024. The Company periodically re-assesses the projections and, to the extent the future projections are greater or less than its previous estimates or the estimated timing of such payments is materially different than its previous estimates, the Company will adjust the effective interest calculation. As of June 30, 2025, there were no material changes to the significant unobservable inputs used to recognize the Royalty Right Agreements liability.
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
Amortization expense arising from the discounts related to the 13.5% Notes for the three and six months ended June 30, 2025 was $1,254 and $2,508, respectively. Amortization expense arising from the discounts related to the Royalty Right Agreements for the three and six months ended June 30, 2025 was $1,434 and $2,871, respectively.
Amortization expense arising from the discounts related to the 13.5% Notes for the three and six months ended June 30, 2024 was $1,254 and $2,511, respectively. Amortization expense arising from the discounts related to the Royalty Right Agreements for the three and six months ended June 30, 2024 was $1,358 and $2,716, respectively.
Unamortized discounts totaled $10,138 for the 13.5% Notes and $33,835 for the Royalty obligations as of June 30, 2025. Unamortized discounts totaled $12,646 for the 13.5% Notes and $36,706 for the Royalty obligations as of December 31, 2024, respectively.

Long-term notes and unamortized debt discount balances are as follows:

	June 30,	December 31,
	2025	2024
Total Outstanding notes	$45,000	$45,000
Unamortized discount, including Exit Fee	(10,138)	(12,646)
Notes payable, current	(3,149)	—
Notes payable, long-term	31,713	32,354
Finance lease	130	146
Notes payable, net	$31,843	$32,500

	June 30,	December 31,
	2025	2024
Total Royalty obligations	$56,910	$56,922
Unamortized discount	(33,835)	(36,706)
Current portion of royalty obligation	(364)	(87)
Royalty obligations, long term	$22,711	$20,129
Scheduled principal payments on the 13.5% Notes as of June 30, 2025 are as follows:

2025	—
2026	9,540
2027	14,535
2028	20,925
Total	$45,000
Note 15.    Warrants
Warrants Issued to 12.5% Senior Secured Noteholders
Warrants that were issued in conjunction with the Initial Notes (the “Initial Warrants”) and Additional Notes (the “Additional Warrants”) entitled the noteholders to purchase up to 2,143,000 shares of Common Stock and included specified registration rights. Management estimated the fair value of the Initial Warrants to be $6,800 and the Additional Warrants to be $735, each based on an assessment by an independent third-party appraiser. The fair value of the respective warrants was treated as a debt discount, amortizable over the term of the respective warrants, with the unamortized 12.5% Notes portion applied to reduce the aggregate principal amount of the 12.5% Notes. The 12.5% Notes were refinanced with the 13.5% Notes on November 1, 2023. Additionally, since the Initial Warrants and Additional Warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the warrants, except in the case of a “cash change in control”, the fair value attributed to the warrants is presented in Additional Paid-in Capital in the Company’s Condensed Balance Sheets. There were no warrants exercised as it relates to the Initial Warrants and the Additional Warrants during the six months ended June 30, 2025 and 2024, respectively.
Warrants to purchase a total of 1,683,784 shares of Common Stock with exercise prices of $4.25 and $5.38 for 1,571,429 warrants and 112,355 warrants, respectively, remained outstanding as of December 31, 2024.
The Initial Warrants and Additional Warrants expired on June 30, 2025.
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
There were no warrants issued or exercised as it relates to the Warrants Issued Under Securities Purchase Agreements during the six months ended June 30, 2025 and 2024.
As of June 30, 2025, in addition to the warrants to purchase 2,750,000 shares of Common Stock with an exercise price of $2.60 per share described above, there remain outstanding warrants to purchase 160,548 shares of Common Stock at an exercise price of $0.96.
Note 16.    Sale of Future Revenue
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through June 30, 2025 under the Monetization Agreement.
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
The following table shows the activity of the liability related to the sale of future revenue:

	June 30,	December 31,
	2025	2024
Liability related to the sale of future revenue, net at beginning of the period	$63,718	$64,490
Royalties related to the sale of future revenue	(914)	(1,008)
Amortization of issuance costs	120	236
Liability related to the sale of future revenue, net at end of the period (includes current portion of $1,000 and $1,000, respectively)	$62,924	$63,718
Note 17.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares.
Diluted EPS is adjusted by the effect of dilutive securities, including options and awards under the Company’s equity compensation plans, warrants and ESPP. As a result of the Company’s net loss incurred for the three and six months ended June 30, 2025 and 2024, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations. Therefore, basic and diluted net loss per share are the same for the three and six months ended June 30, 2025 and 2024 as reflected below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(13,548)	$(2,745)	$(36,478)	$(15,573)
Denominator:
Weighted-average number of common shares – basic and diluted	99,326,701	90,911,626	97,422,458	82,263,168
Loss per common share – basic and diluted	$(0.14)	$(0.03)	$(0.37)	$(0.19)
(a)For the three and six months ended June 30, 2025 and 2024, outstanding stock options of 7,186,867 and 6,438,239 to purchase shares of Common Stock, respectively, were anti-dilutive.
(b)For the three and six months ended June 30, 2025 and 2024, outstanding restricted stock units of 5,156,701 and 3,935,201 to purchase shares of Common Stock, respectively, were anti-dilutive.
(c)For the three and six months ended June 30, 2025 and 2024, outstanding warrants of 2,910,548 and 4,624,977 to purchase shares of Common Stock, respectively, were anti-dilutive.

Note 18.    Share-Based Compensation
The Company recognized share-based compensation in its Condensed Statements of Operations and Comprehensive Loss during the three and six month periods ended June 30, 2025 and 2024 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Manufacture and supply	$128	$99	$228	$169
Research and development	408	308	738	478
Selling, general and administrative	1,348	1,132	2,505	2,472
Total share-based compensation expenses	$1,884	$1,539	$3,471	$3,119

Share-based compensation from:
Restricted stock units	$1,407	$1,000	$2,509	$1,933
Stock options	468	523	953	1,170
Employee stock purchase plan (ESPP)	9	16	9	16
Total share-based compensation expenses	$1,884	$1,539	$3,471	$3,119
Share-Based Compensation Equity Awards
The following tables provide information about the Company’s restricted stock unit and stock option activity during the six month period ended June 30, 2025:
Restricted Stock Units
The following tables summarize the Company’s awards of service-based and market conditions vesting-based restricted stock units for the six month period ended June 30, 2025:

Restricted Stock Unit Awards (RSUs) - Service-based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2024	2,610	$3.38
Granted	1,454	$2.65
Vested	(729)	$3.04
Forfeited	(45)	$3.85
Unvested as of June 30, 2025	3,290	$3.13
Expected to vest as of June 30, 2025	3,055	$3.11
As of June 30, 2025, $7,459 of total unrecognized compensation expenses related to unvested service-based restricted stock units are expected to be recognized over a remaining weighted average period of 1.90 years. The service-based restricted stock units granted to employees are subject to a three-year graduated vesting schedule and are not subject to performance-based criteria other than continued employment.

Restricted Stock Unit Awards (RSUs) - Market conditions vesting-based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2024	1,082	$2.40
Granted	784	2.82
Vested	—	—
Forfeited	—	—
Unvested as of June 30, 2025	1,866	$2.57
Expected to vest as of June 30, 2025	1,719	$2.56
As of June 30, 2025, $2,458 of unrecognized compensation expense related to unvested market condition vesting- based restricted stock units are expected to be recognized over a remaining weighted average period of 1.62 years.
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

Six Months Ended, June 30, 2025
Expected dividend yield	0%
Expected volatility	91.5%
Risk-free interest rate	3.9%
Stock price at grant date	$2.65
2022 Inducement Equity Incentive Plan
In accordance with Nasdaq Listing Rule 5635(c)(4), the Company adopted the 2022 Equity Inducement Plan approved by the Compensation Committee of the Board of Directors of the Company effective as of July 29, 2022.

Stock Option Awards:	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding as of December 31, 2024	6,301	$5.68
Granted	990	2.84
Exercised	(8)	0.88
Forfeited/Expired	(96)	5.32
Outstanding as of June 30, 2025	7,187	$5.30
Expected to vest as of June 30, 2025	7,067	$5.33
Exercisable as of June 30, 2025	5,407	$5.92
The fair values of stock options granted were estimated using the Black-Scholes pricing model based on the following assumptions:

	Six Months Ended June 30, 2025
Expected dividend yield	—%	—	—%
Expected volatility	97%	—	100%
Expected term (years)	5.5	—	6.1
Risk-free interest rate	4.1%	—	4.2%
The weighted average grant date fair value of stock options granted during the six months ended June 30, 2025 was $2.27. During the six months ended June 30, 2025, stock options were granted with a weighted average exercise price of $2.84.
As of June 30, 2025, $4,066 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a remaining weighted average period of 1.80 years.
Note 19.    Income Taxes
The Company has accounted for income taxes under the asset and liability method, which requires deferred tax assets and liabilities to be recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts and respective tax bases of existing assets and liabilities, as well as net operating loss carryforwards and R&D credits. Valuation allowances are provided if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three and six months ended June 30, 2025, the effective income tax rate was 0%, and the Company recorded no income tax expense from its pretax losses of $13,548 and $36,478, respectively. For the three and six months ended June 30, 2024, the effective income tax rate was 0%, and the Company recorded no income tax expense from its pretax losses of $2,745 and $15,573, respectively.
The primary factors impacting the effective tax rate for the three and six months ended June 30, 2025 is the anticipated full year pre-tax book loss and a full valuation allowance against any associated net deferred tax assets.
On July 4, 2025, the President signed H.R. 1, the Budget Reconciliation Bill, into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense.
These changes were not reflected in the income tax provision for the three and six months ended June 30, 2025, as enactment occurred after the balance sheet date. The Company is currently evaluating the impact on future periods.

Note 20.    Contingencies
From time to time, the Company has been and may again become involved in legal proceedings arising in the course of its business, including product liability, intellectual property, securities, civil tort, and commercial litigation, and environmental or other regulatory matters.
California Litigation
Neurelis, Inc. v. Aquestive Therapeutics, Inc.
On December 5, 2019, Neurelis, Inc. ("Neurelis") filed a lawsuit against the Company in the Superior Court of California, County of San Diego alleging the following three causes of action: (1) Unfair Competition under California Business and Professional Code § 17200 (“UCL”); (2) Defamation; and (3) Malicious Prosecution. Neurelis filed a First Amended Complaint on December 9, 2019, alleging the same three causes of action. The Company filed a Motion to Strike Neurelis’s Complaint under California’s anti-SLAPP (“strategic lawsuit against public participation”) statute on January 31, 2020, which Neurelis opposed. On August 6, 2020, the Court issued an order granting in part and denying in part the Company’s anti-SLAPP motion. The parties cross-appealed the ruling to the California Court of Appeal. The appeals court held oral argument on the appeal on October 14, 2021, and issued its ruling on November 17, 2021. Under the ruling, the court struck the entirety of the malicious prosecution claim and struck portions of the UCL and defamation claims. On April 12, 2022, Neurelis filed a Second Amended Complaint in response to the Court of Appeal’s decision. The Second Amended Complaint also added a cause of action for Trade Libel. On May 3, 2022, the Company filed a "demurrer" challenge to the sufficiency of the allegations of the Second Amended Complaint. Oral argument on the Company’s motion for attorney fees related to the anti-SLAPP motion and on the Second Amended Complaint and demurer challenge was held on June 17, 2022. The Court entered an order granting the Company’s motion for attorney fees, awarding $156 and ordering Neurelis to pay the fees within 60 days of June 17, 2022. The Court denied the Company’s demurrer and the parties proceeded with discovery on the claims in the Second Amended Complaint. The plaintiff filed a motion to file a third amended complaint, which the Court granted on November 17, 2023. The Third Amended Complaint alleges additional facts but includes the same claims as the Second Amended Complaint. The trial in this matter is scheduled for January 5, 2026. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
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
Certain statements in Form 10-Q include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “may,” “will,” or the negative of those terms, and similar expressions, are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of our product candidate Anaphylm™ (epinephrine) Sublingual Film through clinical development and approval by the U.S. Food and Drug Administration (FDA), including the filing and acceptance of the New Drug Application (NDA) for Anaphylm with the FDA, and the following commercial launch of Anaphylm, if approved by the FDA; the potential for an advisory committee for Anaphylm, if required by the FDA; timing of potential international regulatory filings for Anaphylm and market approval outside of the U.S. for our product candidates including Anaphylm and Libervant; that Anaphylm will be the first and only oral administration of epinephrine and accepted as an alternative to existing standards of care, if Anaphylm is approved by the FDA; the advancement, growth and related timing of our Adrenaverse™ pipeline of epinephrine prodrug product candidates, including AQST-108 (epinephrine) Topical Gel through clinical development and FDA regulatory approval process; the potential benefits our products and product candidates could bring to patients; the achievement of clinical and commercial milestones; our future financial and operating results and financial position, including with respect to our 2025 financial outlook and estimated cash runway; and business strategies, market opportunities, and other statements that are not historical facts. These forward-looking statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with our development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials and plans, including those relating to Anaphylm, AQST-108, and our other product candidates; risk of delays in advancement of the regulatory approval process through the FDA of our product candidates, including for Anaphylm and AQST-108, or failure to receive FDA approval at all of any of these product candidates; risk of the Company’s ability to generate sufficient clinical data for approval of our product candidates, including with respect to our PK/PD comparability submission for FDA approval of Anaphylm; risks associated with our ability to address the FDA’s comments on our NDA, including the risk that the FDA may require additional clinical studies for approval of Anaphylm; risks associated with the success of any competing products, including generics; risks and uncertainties inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); risk of development of a sales and marketing capability for commercialization of our product candidates, including Anaphylm, Libervant and AQST-108; risks associated with the potential impact on the value of the Company of the sale or outlicensing of our product and product candidates, including Libervant and Anaphylm and other product candidates; risk of insufficient capital and cash resources, including insufficient access to available debt and equity financing, including under our ATM facility, and revenues from operations, to satisfy all of our short-term and longer-term liquidity and cash requirements and other cash needs, at the times and in the amounts needed, including to commence principal payments on our 13.5% Notes in 2026, and to fund future clinical development and commercial activities for our product candidates, should these product candidates be approved by the FDA; risk that our manufacturing capabilities will be insufficient to support demand of our product candidates, if approved by the FDA, and our licensed products in the U.S. and abroad; risk of eroding market share for Suboxone® as a sunsetting product, which accounts for a substantial part of our current operating revenue; risk of default of our debt instruments; risks related to the outsourcing of certain sales, marketing and other operational and staff functions to third parties; risk of the rate and degree of market acceptance in the U.S. and abroad of Libervant, Anaphylm, AQST-108 and our other product candidates, should these product candidates be approved by the FDA, and for our licensed products in the U.S. and abroad; risk associated with the size and growth of our product markets; risk associated with our compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to our products; risk that our patent applications for our product candidates, including for Anaphylm and AQST-108, will not be timely issued, or issued at all, by the PTO; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business including relating to our products and product candidates and product pricing, reimbursement or access therefor; risk of loss of significant customers; risks related to claims and legal proceedings against us including patent infringement, securities, business torts, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; risks related to any disruptions in our information technology networks and systems, including the impact of cybersecurity attacks; risk of increased cybersecurity attacks and data accessibility disruptions due to remote working arrangements; risk of adverse developments affecting the financial services industry; risks related to inflation and changing interest rates; risks related to the impact of other pandemic diseases on our business; risks and uncertainties related to general economic, political (including the Ukraine and Israel wars and other acts of war and terrorism), business, industry, regulatory, financial and market conditions and other unusual items; risks related to uncertainty about the current U.S. federal administration initiatives and their impact on our business, including imposition of tariffs and other trade restrictions; and other uncertainties affecting us including those described in the "Risk Factors" section and in other sections included in this Quarterly Report on Form 10-Q. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in the risk factors of the Company’s 2024 Annual Report on Form 10‑K and our other Quarterly Reports on Form 10‑Q and in our Current Reports on Form 8-K and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update forward-looking statements, or outlook or guidance after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, except as may be required by applicable law. Readers should not rely on the forward-looking statements included in this Quarterly Report on Form 10-Q as representing our views as of any date after the date of the filing of this Quarterly Report on Form 10‑Q.

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
On June 16, 2025, the NDA submission was accepted by the FDA and a PDUFA target action date of January 31, 2026 was assigned. We are planning on initiating a product launch of Anaphylm, if approved by the FDA, in the first quarter of 2026. The Company is concurrently pursuing regulatory strategies outside the United States. It recently announced that it plans to hold an in-person meeting with Health Canada to discuss its planned New Drug Submission for Anaphylm. The Company submitted the initial briefing book to EMA and plans to submit a Marketing Authorization Application as soon as possible.
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

Licensed Commercial Products, Product Candidates and Other Products
Our portfolio also includes other products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the six months ended June 30, 2025 and 2024, our licensed product portfolio generated $18,723 and $32,152 in revenue to Aquestive, respectively. Those products include:
•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone was launched by our licensee, Indivior, in 2010. Suboxone is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone and have produced over 2.9 billion doses of Suboxone since its launch in 2010. As of June 30, 2025, Suboxone branded products retain approximately 26% film market share as generic film-based products have penetrated this market. We have filed patent infringement lawsuits against certain companies relating to generic film-based products for buprenorphine-naloxone. More details regarding these lawsuits are described in the accompanying condensed financial statements, Note 20, Contingencies, contained herein.
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
During the fourth quarter of 2019, we announced the grant of a license to Zambon for the development and commercialization of Exservan in the EU for the treatment of ALS which it markets as Emylif®. Zambon is a multinational pharmaceutical company with a focus on the CNS therapeutic area. Under the terms of the license agreement with Zambon, an upfront payment was paid to Aquestive for the development and commercialization rights of Emylif in the EU, and Aquestive will be paid development and sales milestone payments and low double-digit royalties on net sales of the product in the EU. Zambon is responsible for the regulatory approval and marketing of Emylif in the countries where Zambon seeks to market the product and Aquestive is responsible for the development and manufacture of the product. During the second quarter of 2025, Aquestive earned a $500 milestone payment in connection with the sale of Emylif pursuant to the terms of the license agreement with Zambon.
In January 2021, we announced that we granted an exclusive license to MTPA for the commercialization in the United States of Exservan. MTPA is a multinational pharmaceutical company with a focus on patients with ALS. The product was launched by MTPA in June 2021. Under the terms of the MTPA license agreement, Aquestive was the exclusive manufacturer and supplier of Exservan for MTPA in the United States. In June 2024, the Company and MTPA mutually agreed to terminate the MTPA Licensing Agreement. See Note 6, Material Agreements to our accompanying condensed financial statements for details.
In March 2022, we announced the grant of an exclusive license to Haisco for Haisco to develop and commercialize Exservan for the treatment of ALS in China. Haisco is a China-based public pharmaceutical company. Haisco lead the regulatory and commercialization activities for Exservan in China. Aquestive was the exclusive sole manufacturer and supplier for Exservan in China. Under the terms of the license agreement with Haisco, as amended, Aquestive received a $7,000 upfront payment in September 2022, and was to receive regulatory milestone payments, double-digit royalties on net sales of Exservan in China, and earn manufacturing revenue upon the sale of Exservan in China. In June 2024, Aquestive and Haisco mutually agreed to terminate the Haisco Agreement. See Note 6, Material Agreements to our accompanying condensed financial statements for details.
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
Smaller Reporting Company
We are a “smaller reporting company”, meaning we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a "smaller reporting company" which allows us to take advantage of certain exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and certain reduced financial disclosures in our periodic reports. In addition, we are eligible to remain a smaller reporting company, for so long as we have a public float (based on our Common Stock equity) of less than $250 million measured as of the last business day of our most recently completed second fiscal quarter or a public float (based on our Common Stock equity) of less than $700 million as of such date and annual revenues of less than $100 million during the most recently completed fiscal year. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result of these disclosure exemptions, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

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
Co-development and Research Fees
Co-development and research fees are earned through performance of specific tasks, activities or completion of stages of development defined within a contractual development or feasibility study agreement with a customer. The nature of these performance obligations, broadly referred to as milestones or deliverables, are usually dependent on the scope and structure of the project as contracted, as well as the complexity of the product and the specific regulatory approval path necessary for that product. Accordingly, the duration of our R&D projects may range from several months to as long as three years. Although each contractual arrangement is unique, common milestones contained in these arrangements include those for the performance of efficacy and other tests, reports of findings, formulation of initial prototypes, production of stability clinical and/or scale-up batches, and stability testing of those batches. Additional milestones may be established and linked to clinical results of the product submission and/or approval of the product by the FDA and the commercial launch of the product.
Proprietary product revenue, net
This net revenue is recognized when product is shipped and title passes to the customer, typically at time of delivery. At the time of sale, estimates for various revenue allowances are recorded based on historical trends and judgmental estimates. For sales of Libervant for patients between two to five years of age while Libervant had U.S. market access through April 2025, returns allowances and prompt pay discounts are estimated based on contract terms and historical return rates, if available, and these estimates are recorded as a reduction of receivables. Once receivables are collected, allowances are reclassified and treated as accrued liabilities. Similarly determined estimates are recorded relating to wholesaler service fees, co-pay support redemptions, and other rebates, and these estimates are reflected as a component of accrued liabilities. Once related variable considerations are resolved and uncertainties as to incurred amounts are eliminated, estimates are adjusted to actual allowance amounts. Provisions for these estimated amounts are reviewed and adjusted on no less than a quarterly basis.
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
Research and Development Expenses
Since our inception, we have focused significant resources on our R&D activities. R&D expenses primarily consist of:
•employee-related expenses, including compensation, benefits, share-based compensation and travel expense;
•external R&D expenses incurred under arrangements with third parties, such as CROs, investigational sites and consultants;
•the cost of acquiring, developing and manufacturing clinical study materials; and
•costs associated with preclinical and clinical activities and regulatory operations.
We expect our R&D expenses to continue to be significant over the next several years as we continue to develop existing product candidates such as Anaphylm, AQST-108 and others, and as we identify and develop or acquire additional product candidates and technologies. We may hire or engage additional skilled colleagues or third parties to perform these activities, conduct clinical trials and ultimately seek regulatory approvals for any product candidate that successfully completes those clinical trials.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses consist primarily of salaries, benefits, share-based compensation, other related costs for executive, finance, and operational personnel. Other costs include facility and related costs not otherwise included in R&D expenses such as: professional fees for patent-related and other legal expenses, regulatory fees, consulting, tax and accounting services; insurance; market research; advisory board and key opinion leaders; depreciation; and general corporate expenses, inclusive of IT systems related costs. In addition, these expenses also include warehousing, distribution, selling and business development, and other costs.
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
Interest Expense related to Royalty Obligations
In connection with the issuance of the 13.5% Notes, we entered into the Royalty Rights Agreements with each of the Note Holders granting the Note Holders a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm (epinephrine) Sublingual Film for a period of eight years from the first sale of Anaphylm on a global basis. The Note Holders are also entitled to a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant (diazepam) Buccal Film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant. These royalty agreements are classified as debt, and the value of the $45,000 13.5% Notes has been allocated between debt and the Royalty Obligations based on their relative fair market values. The excess of future estimated royalty payments of $56,546 over the $13,476 of the allocated fair value is recognized as a discount related to the Royalty Right Agreements and is amortized as interest expense using the effective interest method. The 13.5% Notes are discussed in Note 14, Long-Term Debt to our Condensed Financial Statements.
Interest Expense related to the Sale of Future Revenue
On November 3, 2020, we entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, we sold to Marathon all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through June 30, 2025 under the Monetization Agreement.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenues:
The following table sets forth our revenue data for the periods indicated.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except %)	2025	2024	$	%	2025	2024	$	%
Manufacture and supply revenue	$9,583	$8,123	$1,460	18%	$16,776	$18,641	$(1,865)	(10%)
License and royalty revenue	839	11,220	(10,381)	(93)%	1,629	12,352	(10,723)	(87)%
Co-development and research fees	378	756	(378)	(50)%	796	1,159	(363)	(31)%
Proprietary product revenue, net	(797)	—	(797)	N/M	(478)	—	(478)	N/M
Total revenues	$10,003	$20,099	$(10,096)	(50)%	$18,723	$32,152	$(13,429)	(42)%

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
For the three months ended June 30, 2025, total revenues decreased 50%, or $10,096, compared to the same period in the prior year primarily due to decreases in license and royalty revenue and proprietary product revenue, net partially offset by increases in manufacture and supply revenue.
Manufacture and supply revenue increased approximately 18%, or $1,460, for the three months ended June 30, 2025 compared to the same period in the prior year. This increase was primarily due to a $1,951 increase in Ondif revenues, partially offset by a $435 decrease in Suboxone revenues.
License and royalty revenue decreased 93%, or $10,381, for the three months ended June 30, 2025 compared to the same period in the prior year. This decrease was primarily due to the one-time recognition of deferred revenues of $7,000 due to the termination of the Licensing and Supply Agreement with Haisco and $3,317 due to the termination of the Licensing Agreement with MTPA in the prior year.
Co-development and research fees for the three months ended June 30, 2025 decreased 50%, or $378, for the three months ended June 30, 2025 compared to the same period in the prior year. This decrease was driven by the timing of the achievement of research and co-development performance obligations which are expected to fluctuate among reporting periods.
Proprietary product revenue, net decreased by $797 for the three months ended June 30, 2025 compared to the same period in the prior year. This decrease was primarily due to the change in the estimated returns allowance provision due to the withdrawal of the product as U.S. market access ended in April 2025.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
For the six months ended June 30, 2025, total revenues decreased 42%, or $13,429, compared to the same period in the prior year primarily due to decreases in license and royalty revenue and manufacture and supply revenue.
Manufacture and supply revenue decreased approximately 10%, or $1,865, for the six months ended June 30, 2025 compared to the same period in the prior year. This decrease was primarily due to a $4,898 decrease in Suboxone revenues, partially offset by a $3,422 increase in Ondif revenues.
License and royalty revenue decreased 87%, or $10,723, for the six months ended June 30, 2025 compared to the same period in the prior year. This decrease was primarily due to the one-time recognition of deferred revenues of $7,000 due to the termination of the Licensing and Supply Agreement with Haisco and $3,317 due to the termination of the Licensing Agreement with MTPA in the prior year.
Co-development and research fees for the six months ended June 30, 2025 decreased 31%, or $363 compared to the same period in the prior year. This decrease was driven by the timing of the achievement of research and co-development performance obligations which are expected to fluctuate among reporting periods.
Proprietary product revenue, net decreased by $478 for the six months ended June 30, 2025 compared to the same period in the prior year. This decrease was primarily due to the change in the estimated returns allowance provision due to the withdrawal of the product as U.S. market access ended in April 2025.

Expenses, Interest Income and Other Income:

The following table sets forth our expenses and income for the periods indicated.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except %)	2025	2024	$	%	2025	2024	$	%
Manufacture and supply	$4,561	$4,526	$35	1%	$8,213	$8,915	$(702)	(8%)
Research and development	4,105	4,162	(57)	(1)%	9,466	10,094	(628)	(6)%
Selling, general and administrative	12,705	11,356	1,349	12%	31,777	22,045	9,732	44%
Interest expense	2,781	2,779	2	—%	5,563	5,563	—	—%
Interest expense related to royalty obligations	1,434	1,358	76	6%	2,871	2,716	155	6%
Interest expense related to the sale of future revenue	61	58	3	5%	120	116	4	3%
Interest income and other income, net	(2,096)	(1,395)	(701)	50%	(2,809)	(1,724)	(1,085)	63%
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Manufacture and supply costs and expenses and R&D expenses for the three months ended June 30, 2025 remained relatively consistent compared to the same period in the prior year.
The tables below provide a breakdown of the major costs included in total R&D expenses and project costs by type of expense for each of the main clinical development projects in which we are engaged for each period presented:

	Three Months Ended June 30,		Change
(In thousands)	2025	2024	$	%
Clinical Trials	$1,002	$1,509	$(507)	(34)%
Development and Manufacturing	85	60	25	42%
Product Research Expenses	307	131	176	134%
Total Project Expenses	1,394	1,700	(306)	(18)%
Preclinical	95	154	(59)	(38%)
R&D personnel costs	1,810	1,731	79	5%
Consulting and outside services	61	54	7	13%
Share-based compensation	408	308	100	32%
Depreciation/amortization	16	18	(2)	(11%)
All other R&D	321	197	124	63%
Total	$4,105	$4,162	$(57)	(1%)

The details of the project expenses are as follows:

	Three Months Ended June 30,
	2025	2024		2025	2024		2025	2024		2025	2024
	Total		% inc / dec	Anaphylm		% inc / dec	AQST-108		% inc / dec	Libervant		% inc / dec
Clinical Trials	$1,002	$1,509	(34%)	$822	$1,509	(46)%	$180	$—	N/M	$—	$—	N/M
Development and Manufacturing	85	60	42%	75	60	25%	10	—	N/M	—	—	N/M
Product Research Expenses	307	131	134%	307	131	134%	—	—	N/M	—	—	N/M
Total Project Expenses	$1,394	$1,700	(18%)	$1,204	$1,700	(29%)	$190	$—	N/M	$—	$—	N/M

Total project expenses for Anaphylm decreased 29%, or $496 over the comparable period in 2024. Anaphylm clinical trial expenses decreased $687, partially offset by increases in Anaphylm product research expenses of $176 due to the continued advancement of the Anaphylm program. Total project expenses for AQST-108 increased $190, over the comparable period in 2024. AQST-108 clinical trial expenses increased $180 over the comparable period in 2024 due to the continued advancement of the AQST-108 program.
Selling, general and administrative expenses increased 12% or $1,349 for the three months ended June 30, 2025 as compared to the same period in the prior year. The increase primarily represents higher commercial spending of approximately $2,040, higher regulatory and licensing fees of approximately $630 related to the acceleration of the recognition of the regulatory fee for Libervant due to the change in regulatory status, higher personnel costs of approximately $400, higher regulatory expenses related to Anaphylm of approximately $240, higher share-based compensation expenses of approximately $230, and higher consulting fees of approximately $170, partially offset by lower legal fees of approximately $2,510 and lower insurance expenses of $240.
Interest expense was $2,781 and $2,779 for the three months ended June 30, 2025 and 2024, respectively. These amounts represent interest incurred on the outstanding 13.5% Notes, and amortization of the debt discount and capitalized debt issuance costs.
Interest expense related to amortization of the discount on the royalty obligations was $1,434 and $1,358 for the three months ended June 30, 2025 and 2024, respectively. These amounts are due to the accounting associated with the royalty obligations as part of the 13.5% Notes issuance.
Interest expense related to the sale of future revenue was $61 and $58 for the three months ended June 30, 2025 and 2024, respectively, and represents amortization of the issuance costs. These amounts are due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and do not represent or imply a monetary obligation or cash outflow at any time during the life of the transaction. In June 2023, Sunovion announced that it had voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets. Therefore, the Company likely will not receive any of the additional contingent payments under the Monetization agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022. See Note 16, Sale of Future Revenue to our Condensed Financial Statements for details.
Interest income and other income, net was $2,096 and $1,395 for the three months ended June 30, 2025 and 2024, respectively. The increase primarily represents a ERTC credit received in April 2025, partially offset by lower investment income due to a lower cash balance invested in interest-bearing and dividend-earning money market accounts compared to the prior year period. In June 2024, the Company recorded a gain of $1,500 on the termination of a license and supply agreement, which was partially offset by the adjustment of $1,200 to the remaining balance of the intangible asset due to the termination of the agreement.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Manufacture and supply costs and expenses decreased 8% or $702 for the six months ended June 30, 2025 compared to the same period in the prior year. The decrease was largely due to lower volume of strips sold and changes in product mix.
R&D expenses decreased 6% or $628 for the six months ended June 30, 2025 compared to the same period in the prior year. The decrease in R&D expenses is primarily due to a decrease in clinical trial costs associated with the continued advancement of the Anaphylm program, partially offset by increases in personnel costs, and an increase in share-based compensation. The tables below provide a breakdown of the major costs included in total R&D expenses and project costs by type of expense for each of the main clinical development projects in which we are engaged for each period presented:

	Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%
Clinical Trials	$3,103	$5,087	$(1,984)	(39)%
Development and Manufacturing	101	194	(93)	(48%)
Product Research Expenses	873	372	501	135%
Total Project Expenses	4,077	5,653	(1,576)	(28)%
Preclinical	351	237	114	48%
R&D personnel costs	3,612	3,265	347	11%
Consulting and outside services	137	59	78	132%
Share-based compensation	738	478	260	54%
Depreciation/amortization	31	38	(7)	(18%)
All other R&D	520	364	156	43%
Total	$9,466	$10,094	$(628)	(6%)

The details of the project expenses are as follows:

	Six Months Ended June 30,
	2025	2024		2025	2024		2025	2024		2025	2024
	Total		% inc / dec	Anaphylm		% inc / dec	AQST-108		% inc / dec	Libervant		% inc / dec
Clinical Trials	$3,103	$5,087	(39%)	$2,744	$4,484	(39)%	$359	$586	(39)%	$—	$17	N/M
Development and Manufacturing	101	194	(48%)	75	179	(58%)	26	15	73%	—	—	N/M
Product Research Expenses	873	372	135%	873	184	374%	—	188	N/M	—	—	N/M
Total Project Expenses	$4,077	$5,653	(28%)	$3,692	$4,847	(24%)	$385	$789	(51)%	$—	$17	N/M
Total project expenses for Anaphylm decreased 24%, or $1,155 over the comparable period in 2024. Anaphylm clinical trial expenses decreased $1,740 over the comparable period in 2024, partially offset offset increases in Anaphylm product research expenses of $689 due to the continued advancement of the Anaphylm program. Total project expenses for AQST-108 decreased $404 over the comparable period in 2024 due to the clinical study and feasibility work for AQST-108 performed in the prior year period.
R&D personnel costs increased by 11%, or $347, for the six months ended June 30, 2025 as compared to the same period in 2024, due to additional headcount. R&D share-based compensation increased by $260, or 54%, which was primarily related to the effect of RSU grants to R&D personnel. All other R&D expenses include rent, utilities, maintenance and other expenses and fees.
Selling, general and administrative expenses increased 44% or $9,732 for the six months ended June 30, 2025 as compared to the same period in the prior year. The increase primarily represents regulatory fees related to the Anaphylm PDUFA fee of approximately $4,310, higher commercial spending of approximately $4,170, higher regulatory and licensing fees of approximately $1,140 related to the acceleration of the recognition of the regulatory fee for Libervant due to the change in regulatory status, higher personnel costs of approximately $840, higher share-based compensation expenses of approximately $540, higher regulatory expenses related to Anaphylm of approximately $370, and higher consulting fees of approximately $320, partially offset by decreases in severance costs of approximately $1,100, lower insurance expenses of approximately $480, and lower legal fees of approximately $390.
Interest expense was $5,563 and $5,563 for the six months ended June 30, 2025 and 2024, respectively. These amounts represent interest incurred on the outstanding 13.5% Notes, and amortization of the debt discount and capitalized debt issuance costs.
Interest expense related to amortization of the discount on the royalty obligations was $2,871 and $2,716 for the six months ended June 30, 2025 and 2024, respectively. These amounts are due to the accounting associated with the royalty obligations as part of the 13.5% Notes issuance.

Interest expense related to the sale of future revenue was $120 and $116 for the six months ended June 30, 2025 and 2024, respectively, and represents amortization of the issuance costs. These amounts are due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and do not represent or imply a monetary obligation or cash outflow at any time during the life of the transaction. In June 2023, Sunovion announced that it had voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets. Therefore, the Company likely will not receive any of the additional contingent payments under the Monetization agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022. See Note 16, Sale of Future Revenue to our Condensed Financial Statements for details.
Interest and other income, net was $2,809 and $1,724 for the six months ended June 30, 2025 and 2024, respectively. The increase primarily represents a ERTC credit received in April 2025. In June 2024, the Company recorded a gain of $1,500 on the termination of a license and supply agreement, which was partially offset by the adjustment of $1,200 to the remaining balance of the intangible asset due to the termination of the agreement.
Liquidity and Capital Resources
Sources of Liquidity
We had $60,536 in cash and cash equivalents as of June 30, 2025. While our ability to execute our business objectives and achieve profitability over the longer term cannot be assured, our on-going business, existing cash and cash equivalents, expense management activities, potential asset sales or product outlicensing as well as access to the equity capital markets, including through the ATM facility, provide near term liquidity for us to fund our operating needs for at least the next twelve months as we continue to execute our business strategy.
We established our first ATM facility in September 2019, and since inception to June 30, 2025, we have sold 27,315,145 shares of Common Stock which has generated net cash proceeds of approximately $81,794, net of commissions and other transactions costs of $3,849. On April 3, 2024, we filed a new shelf registration statement on Form S-3 to register the offer and sale of up to $250,000 worth of shares of Common Stock, preferred stock, debt securities, warrants, rights and units ("Registration Statement No. 333-278498" or the "2024 Registration Statement"), that was effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement was a $100,000 ATM facility, prospectus covering the offering, issuance and sale of Common Stock pursuant to the Amended Equity Distribution Agreement with Piper Sandler & Co.
During the three months ended June 30, 2025, there were no shares of Common Stock sold under the ATM facility. For the six months ended June 30, 2025, the Company sold 7,457,627 shares of Common Stock under the ATM facility which provided net proceeds of approximately $21,271 after deducting commissions and other transaction costs of $729. During the three months ended June 30, 2024, there were no shares of Common Stock sold under the ATM facility. For the six months ended June 30, 2024, the Company sold 4,557,220 shares under the ATM facility which provided net proceeds of approximately $11,855 after deducting commissions and other transaction costs of $530. The remaining authorized balance of the ATM facility was $78,000 as of June 30, 2025.
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
On March 22, 2024, we completed the Underwritten Public Offering of 16,666,667 shares of its common stock at the public offering price of $4.50 per share. In addition, pursuant to the partial exercise of the underwriters' option, on April 22, 2024, we sold an additional 559,801 shares of Common Stock. Net proceeds from the Underwritten Public Offering, including the exercise of underwriters' option, were $72,868, after deducting underwriting discounts of $4,651. In addition to the underwriting discounts related to this offering, we incurred professional fees and other costs totaling $894.
Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used for operating activities	$(31,314)	$(17,390)
Net cash used for investing activities	(242)	(64)
Net cash provided by financing activities	20,546	83,452
Net (decrease) increase in cash and cash equivalents	$(11,010)	$65,998
Net cash used for operating activities
Net cash used for operating activities for the six months ended June 30, 2025 increased by $13,924 compared to the same period in the prior year. The increase in cash used for operating activities was primarily related to the increase in net loss of $20,905, increases in trade and other receivables of $6,962, and increases in inventories of $1,884, partially offset by changes in deferred revenue of $11,067 which were mostly attributed to the recognition of deferred revenues due to the termination of license and supply agreements during the three months ended June 30, 2024, and changes in prepaid expenses of $1,233 and other current liabilities of $2,882.
Net cash used for investing activities
Net cash used for investing activities for the six months ended June 30, 2025 increased by $178 compared to the same period in the prior year. The use of cash was related to capital expenditures.
Net cash provided by financing activities
Net cash provided by financing activities for the six months ended June 30, 2025 decreased by $62,906 compared to the same period in the prior year. The decrease was primarily related to no proceeds received from the underwritten public offering as compared to net proceeds of $71,974 received in the same period in the prior year, partially offset by higher ATM proceeds of $9,419 due to higher volumes and Common Stock prices as compared to the six months ended June 30, 2024.
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
On March 22, 2024, we completed the Underwritten Public Offering of 16,666,667 shares of its common stock at the public offering price of $4.50 per share. In addition, pursuant to the partial exercise of the underwriters' option, on April 22, 2024, we sold an additional 559,801 shares of Common Stock. Net proceeds from the Underwritten Public Offering, including the exercise of underwriters' option, were $72,868, after deducting underwriting discounts of $4,651. In addition to the underwriting discounts related to this offering, we incurred professional fees and other costs totaling $894.
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
We are currently engaging in plans to commercialize Anaphylm through our own sales force in the United States. We will need to raise significant funding to support these commercialization efforts. To the extent such additional financing through debt or debt-like instruments is required, we may have increased repayment obligations and potential limits on our flexibility to raise additional debt. To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience further dilution, and the terms of these securities could include liquidation or other preferences (if and to the extent permitted under the Indenture) that would adversely affect our stockholders’ rights. Our ability to secure additional equity financing could be significantly impacted by numerous factors including our operating performance and prospects, positive or negative developments in the regulatory approval process for our product candidates, our existing level of debt which is secured by substantially all of our assets under the Indenture, and general financial market conditions, and there can be no assurance that we will continue to be successful in raising capital or that any such needed financing will be available on favorable or acceptable terms, if at all.
If adequate funds are not available for our short-term or longer-term liquidity needs and cash requirements as and when needed, we would be required to engage in expense management activities such as reducing staff, delaying, significantly scaling back, or even discontinuing some or all of our current or planned launch activities and R&D programs and clinical and other product development activities, and otherwise significantly reducing our other spending and adjusting our operating plan, and we would need to seek to take other steps intended to improve our liquidity. We also may seek outlicensing opportunities for our proprietary products and product candidate programs that we currently plan to self-commercialize, including for Libervant and Anaphylm, or explore other potential liquidity options or strategic opportunities. Such strategic opportunities could include asset sales, outlicensing or other monetization opportunities of our proprietary products and product candidates, including Libervant and Anaphylm, although we cannot assure that any of these actions or opportunities would be available or available on acceptable terms. While an outlicensing of our proprietary products and product candidates, if approved by the FDA, could limit our exposure to the costs of commercialization of the product and provide a potential source of royalty and milestone revenues, the benefit from the potential of additional future value that could result from our independent commercialization of these products and product candidates, assuming a successful launch of our proprietary products and product candidates, if approved by the FDA, would likely be limited. In addition, in the event of any such asset sales or outlicensing transactions, the future growth of the Company would be dependent on continued successful development of our early stage product candidates and/or asset acquisitions or other strategic transactions for the Company. There is no assurance that any such outlicensing or other strategic opportunities will be available or available on reasonable terms.
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
As of June 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
For more information on Legal Proceedings, see Part I Item I. Financial Statements (Unaudited), Note 20, Contingencies.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully review and consider the information regarding certain risks and uncertainties facing the Company that could have a material adverse effect on our business prospects, financial condition, results of operations, liquidity and available capital resources set forth in Part I, Item 1A of Aquestive’s 2024 Annual Report on Form 10-K and Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2025.
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

Beginning in January 2025, the new administration in the United States began to increase tariff rates on numerous products from a range of nations. The global trade environment remains highly dynamic and continues to evolve. Current U.S. trade policy includes the imposition of baseline, reciprocal, sectoral or country-specific tariffs on imports. Other countries have announced retaliatory actions or plans for retaliatory actions. While pharmaceutical products are currently excluded from the baseline and "reciprocal" tariffs imposed by the United States, such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our marketed products and product candidates. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy object of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Aquestive Therapeutics, Inc. (REGISTRANT)

Date:	August 11, 2025	/s/ Daniel Barber
Daniel Barber
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2025	/s/ A. Ernest Toth, Jr.
A. Ernest Toth, Jr.
Chief Financial Officer
(Principal Financial Officer)