Form 10-Q
period 2025-09-30
Aquestive Therapeutics, Inc.
filed 2025-11-05
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of outstanding shares of the registrant’s common stock, par value of $0.001 per share (the "Common Stock"), as of the close of business on November 3, 2025 was 122,003,113.

AQUESTIVE THERAPEUTICS, INC.
FORM 10-Q

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report (dollar amounts in thousands):

TERM	DEFINITION
12.5% Notes	12.5% Senior Secured Notes redeemed on November 1, 2023
13.5% Notes	13.5% Senior Secured Notes
2024 Underwritten Public Offering	Capital raise of gross proceeds of $77,519, including partial exercise of the underwriters' option for $2,519
2025 Underwritten Public Offering	Capital raise of gross proceeds of $85,000
ACAAI	American College of Allergy Asthma and Immunology
ABL facility	Asset-based borrowing facility
ADHD	Attention deficit hyperactivity disorder
Adrenaverse™	Epinephrine prodrug platform currently comprised of Anaphylm™ and AQST-108
ALS	Amyotrophic lateral sclerosis
ANVISA	Brazilian Health Regulatory Agency
API	Active Pharmaceutical Ingredients
Aquestive	Aquestive Therapeutics, Inc.
AQST	Nasdaq ticker symbol for Aquestive Therapeutics, Inc.
ASC	Accounting Standards Codification
Assertio	Assertio Holdings, Inc.
Assertio Agreement	License Agreement between Aquestive and Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc.
ARS	Acute Repetitive Seizures
ASU	Accounting Standards Updates
ATM facility	At-The-Market facility for the purchase of AQST Common Stock, then in effect
CEO	Chief Executive Officer
CNS	Central Nervous System
CODM	Chief Operating Decision Maker
Common Stock	Common Stock, par value $0.001 per share, of the Company
Common Stock Warrants	Warrants issued with private placement of up to $100,000 aggregate principal of 12.5% Notes originally due 2025
Company	Aquestive Therapeutics, Inc.
DEA	Drug Enforcement Administration
EMA	European Medicines Agency
EOP2	End-of-phase 2
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
EU	European Union
Exchange Act	Securities Exchange Act of 1934
Existing Warrants	Common Stock Purchase Warrants with the holder of the remaining 5,000,000 warrants
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDAAA	Food and Drug Administration Amendments Act of 2007
First Amendment	First amendment to the Sunovion License Agreement
GAAP	Generally Accepted Accounting Principles
Haisco	Haisco Pharmaceutical Group Co., Ltd.
Haisco Agreement	License, Development and Supply Agreement with Haisco, a Chinese limited company listed on the Shenzhen Stock Exchange
Hypera	Hypera Pharma, CosMed Industria De Cosmeticos E Medicamentos S.A

IND	Investigational New Drug
Indenture Agreement	Agreement governing the 13.5% Senior Secured Notes
Indivior	Indivior Inc. (formerly, Reckitt Benckiser Pharmaceuticals Inc)
Indivior Amendment	Amendment No. 11 to the Indivior License Agreement
Indivior License Agreement	Commercial Exploitation Agreement with Reckitt Benckiser Pharmaceuticals, Inc. (with subsequent amendments collectively)
Marathon	Marathon Asset Management
Monetization Agreement	Purchase and Sale Agreement between Aquestive and Sunovion
MTPA or Mitsubishi	Mitsubishi Tanabe Pharma America, Inc. (formerly, Mitsubishi Tanabe Pharma Holdings America, Inc.)
N/M	Not Meaningful, used in percentage changes
Nasdaq	The Nasdaq Stock Market
NDA	New Drug Application
New Warrants	Warrants to purchase 2,750,000 shares of Common Stock
ODE	Orphan Drug Exclusivity
Offering	$45,000 aggregate principal amount of 13.5% Notes due November 1, 2028.
PD	Pharmacodynamics
Pharmanovia	Atnahs Pharma UK Limited, a company registered in England and Wales
Pharmanovia Agreement	License and Supply Agreement with Atnahs Pharma UK Limited,
Pharmanovia Amendment	Amended License and Supply Agreement with Atnahs Pharma UK Limited as of March 27, 2023
PK	Pharmacokinetic
PTO	United States Patent and Trademark Office
PDUFA	Prescription Drug User Fee Act
Pre-IND	Pre-Investigational New Drug
Purchase Agreement	Purchase and sale agreement with funds managed by RTW Investments LP
Purchaser	RTW Investments LP
Purchase Price	$75,000
R&D	Research and development
Royalty Obligations	Liability related to the Royalty Rights Agreements
Royalty Rights Agreements	Royalty Rights Agreements, component of 13.5% Senior Secured Notes
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Securities Purchase Agreements	Securities Purchase Agreements with certain purchasers entered into on June 6, 2022
Sunovion	Sunovion Pharmaceuticals Inc
Sunovion License Agreement	KYNMOBI Commercialization Agreement
Territory	Certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa under the Pharmanovia Agreement
TGA	Australian Government Department of Health’s Therapeutics Goods Administration
Zambon	Zambon S.p.A.
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm, Inc.)

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (Unaudited)

AQUESTIVE THERAPEUTICS, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$129,063	$71,546
Trade and other receivables, net	11,801	7,344
Inventories	7,884	6,044
Prepaid expenses and other current assets	2,925	3,286
Total current assets	151,673	88,220
Property and equipment, net	3,918	3,799
Right-of-use assets, net	4,769	5,182
Other non-current assets	3,199	4,223
Total assets	$163,559	$101,424

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$10,865	$10,287
Accrued expenses	5,128	5,907
Lease liabilities, current	601	510
Deferred revenue, current	1,092	1,048
Liability related to the sale of future revenue, current	1,000	1,000
Royalty obligations, current	561	87
Loans payable, current	6,327	26
Total current liabilities	25,574	18,865
Notes payable, net	29,940	32,500
Royalty obligations, net	23,948	20,129
Liability related to the sale of future revenue, net	61,977	62,718
Lease liabilities	4,508	4,968
Deferred revenue, net of current portion	19,663	20,005
Other non-current liabilities	2,058	2,395
Total liabilities	167,668	161,580
Contingencies (Note 20)

Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; 121,658,113 and 91,413,742 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	121	91
Additional paid-in capital	410,908	302,967
Accumulated deficit	(415,138)	(363,214)
Total stockholders’ deficit	(4,109)	(60,156)
Total liabilities and stockholders’ deficit	$163,559	$101,424
See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$12,807	$13,542	$31,530	$45,694
Costs and expenses:
Manufacture and supply	4,506	4,437	12,719	13,352
Research and development	4,530	5,269	13,996	15,363
Selling, general and administrative	15,250	12,126	47,027	34,171
Total costs and expenses	24,286	21,832	73,742	62,886
Loss from operations	(11,479)	(8,290)	(42,212)	(17,192)
Other income/(expenses):
Interest expense	(2,779)	(2,780)	(8,342)	(8,343)
Interest expense related to royalty obligations	(1,433)	(1,359)	(4,304)	(4,075)
Interest expense related to the sale of future revenue	(61)	(59)	(181)	(175)
Interest income and other income, net	306	979	3,115	2,703
Net loss before income taxes	(15,446)	(11,509)	(51,924)	(27,082)
Net loss	$(15,446)	$(11,509)	$(51,924)	$(27,082)
Comprehensive loss	$(15,446)	$(11,509)	$(51,924)	$(27,082)

Loss per share attributable to common stockholders:
Basic and diluted (in dollars per share)	$(0.14)	$(0.13)	$(0.51)	$(0.32)
Weighted average common shares outstanding:
Basic and diluted (in shares)	110,584,371	91,082,081	101,857,974	85,224,263

See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Changes in Stockholders’ Deficit
Three and Nine Months Ended September 30, 2025
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2024	91,413,742	$91	$302,967	$(363,214)	$(60,156)
Common Stock issued under public equity offering-ATM	7,457,627	8	21,992	—	22,000
Costs of common stock issued under public equity offering-ATM	—	—	(729)	—	(729)
Share-based compensation expense	—	—	1,587	—	1,587
Vested restricted stock units, net	445,784	—	(702)	—	(702)
Net loss	—	—	—	(22,930)	(22,930)
Balance at March 31, 2025	99,317,153	99	325,115	(386,144)	(60,930)
Costs of common stock issued under public equity offering-ATM	—	—	(34)	—	(34)
Shares issued under employee stock purchase plan	18,056	—	59	—	59
Share-based compensation expense	—	—	1,875	—	1,875
Vested restricted stock units, net	10,561	—	(19)	—	(19)
Options exercised, net	7,500	—	7	—	7
Net loss	—	—	—	(13,548)	(13,548)
Balance at June 30, 2025	99,353,270	99	327,003	(399,692)	(72,590)
Common Stock issued under public equity offering	21,250,000	21	84,979	—	85,000
Costs of common stock issued under public equity offering	—	—	(5,537)	—	(5,537)
Costs of common stock issued under public equity offering-ATM	—	—	(10)	—	(10)
Share-based compensation expense	—	—	2,777	—	2,777
Vested restricted stock units, net	304,843	—	(72)	—	(72)
Options exercised, net	200,000	—	339	—	339
Common stock issued upon warrant exercises	550,000	1	1,429	—	1,430
Net loss	—	—	—	(15,446)	(15,446)
Balance at September 30, 2025	121,658,113	$121	$410,908	$(415,138)	$(4,109)

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Changes in Stockholders’ Deficit
Three and Nine Months Ended September 30, 2024
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2023	68,533,085	$69	$212,521	$(319,077)	$(106,487)
Common Stock issued under public equity offering-ATM	4,557,220	4	12,381	—	12,385
Costs of common stock issued under public equity offering-ATM	—	—	(410)	—	(410)
Common Stock issued under public equity offering	16,666,667	17	74,983	—	75,000
Costs of common stock issued under public equity offering	—	—	(5,187)	—	(5,187)
Share-based compensation expense	—	—	1,580	—	1,580
Vested restricted stock units, net	490,359	—	(893)	—	(893)
Options exercised, net	231,400	—	539	—	539
Net loss	—	—	—	(12,828)	(12,828)
Balance at March 31, 2024	90,478,731	90	295,514	(331,905)	(36,301)
Costs of common stock issued under public equity offering-ATM	—	—	(158)	—	(158)
Common Stock issued under public equity offering	559,801	1	2,519	—	2,520
Costs of common stock issued under public equity offering	—	—	(359)	—	(359)
Shares issued under employee stock purchase plan	17,716	—	46	—	46
Share-based compensation expense	—	—	1,523	—	1,523
Vested restricted stock units, net	3,512	—	(5)	—	(5)
Net loss	—	—	—	(2,745)	(2,745)
Balance at June 30, 2024	91,059,760	91	299,080	(334,650)	(35,479)
Share-based compensation expense	—	—	1,577	—	1,577
Vested restricted stock units, net	(7,192)	—	(202)	—	(202)
Options exercised, net	125,625	—	193	—	193
Net loss	—	—	—	(11,509)	(11,509)
Balance at September 30, 2024	91,178,193	$91	$300,648	$(346,159)	$(45,420)

See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(51,924)	$(27,082)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	418	571
Gain on contract termination	—	(300)
Share-based compensation	6,248	4,696
Amortization of debt issuance costs and discounts	8,246	8,015
Other, net	—	71
Changes in operating assets and liabilities:
Trade and other receivables, net	(4,413)	(1,228)
Inventories	(1,840)	(252)
Prepaid expenses and other assets	1,383	1,083
Accounts payable	276	146
Accrued expenses and other liabilities	(2,058)	(2,408)
Deferred revenue	(299)	(12,582)
Net cash used for operating activities	(43,963)	(29,270)
Investing activities:
Capital expenditures	(477)	(144)
Net cash used for investing activities	(477)	(144)
Financing activities:
Proceeds from common stock issued under public equity offering-ATM, net	21,227	11,817
Proceeds from common stock issued under public equity offering, net	79,728	71,974
Proceeds from shares issued under employee stock purchase plan	50	30
Proceeds from exercise of stock options, net	346	732
Proceeds from exercise of warrants, net	1,430	—
Repayment of debt principal including lease liabilities	(21)	(18)
Payments for royalty obligations	(11)	—
Payments for taxes on share-based compensation	(792)	(1,100)
Net cash provided by financing activities	101,957	83,435
Net increase in cash and cash equivalents	57,517	54,021
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	71,546	23,872
Cash and cash equivalents at end of period	$129,063	$77,893

Supplemental disclosures of cash flow information:
Cash payments for interest	$4,574	$5,566
Cash payments for income taxes	$—	$305
Non-cash investing activities: capital expenditures in Accounts Payable	$40	$—
Costs associated with public offering in Accounts Payable	$265	$—
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
(B) Equity Transactions
ATM Facility
The Company established its first ATM facility in September 2019, and since inception to September 30, 2025, the Company has sold 27,315,145 shares of Common Stock under its ATM facility which has generated net cash proceeds of approximately $81,785, net of commissions and other transactions costs of $3,858. On April 3, 2024, the Company filed a new shelf registration statement on Form S-3, the 2024 Registration Statement, which was declared effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement are (i) a base prospectus registering the offer, issuance and sale of up to $250,000 worth of Common Stock, preferred stock, debt securities, warrants, rights and units and (ii) a $100,000 ATM facility prospectus. During the three months ended September 30, 2025, there were no shares of Common Stock sold under the ATM facility. For the nine months ended September 30, 2025, the Company sold 7,457,627 shares of Common Stock pursuant to the ATM prospectus and the Amended Equity Distribution Agreement with Piper Sandler & Co. (successor to Piper Jaffray & Co.), which provided net proceeds of approximately $21,261 after deducting commissions and other transaction costs of $739. During the three months ended September 30, 2024, there were no shares of Common Stock sold under the ATM facility. For the nine months ended September 30, 2024, the Company sold 4,557,220 shares under the ATM facility which provided net proceeds of approximately $11,855 after deducting commissions and other transaction costs of $530. The remaining authorized balance of the ATM facility was $78,000 as of September 30, 2025.
Underwritten Public Offerings
On March 22, 2024, the Company completed an underwritten public offering of 16,666,667 shares of its common stock at the public offering price of $4.50 per share. In addition, pursuant to the partial exercise of the underwriters' option, on April 22, 2024, the Company sold an additional 559,801 shares of Common Stock. Net proceeds from the 2024 Underwritten Public Offering, including the exercise of underwriters' option were $72,868, after deducting underwriting discounts of $4,651. In addition to the underwriting discounts related to this offering, the Company incurred professional fees and other costs totaling $894.
On August 14, 2025, the Company completed an underwritten public offering of 21,250,000 shares of its common stock at the public offering price of $4.00 per share. Net proceeds from the 2025 Underwritten Public Offering were $79,900, after deducting underwriting discounts of $5,100. In addition to the underwriting discounts related to this offering, the Company incurred estimated professional fees and other costs totaling $437.
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
Recent Accounting Pronouncements Adopted as of September 30, 2025:
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
Recent Accounting Pronouncements Not Adopted as of September 30, 2025:
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
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. This ASU was issued to enhance the transparency and decision usefulness of income tax disclosures. The ASU requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). It further requires disclosure on an annual basis of the following information about income taxes paid: 1. The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes 2. The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). Additionally, it requires the following information disclosure: 1. Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign 2. Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU eliminates certain current disclosure requirements. These disclosure requirements will be effective for the Company for fiscal years beginning after December 15, 2025, with early adoption of the amendments permitted. The Company will be adopting this ASU for the year ended December 31, 2025 and will update its disclosures to its financial statements accordingly.
Note 3.    Risks and Uncertainties
The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for the remainder of 2025 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of September 30, 2025, the Company had $129,063 of cash and cash equivalents.
The Company has experienced a history of net losses. The Company’s accumulated deficits totaled $415,138 as of September 30, 2025. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company’s funding requirements have been met by its cash and cash equivalents, as well as its equity and debt offerings, including the 13.5% Senior Secured Notes as further discussed in Note 14, Long-Term Debt, the ATM facility and other equity offerings, including the underwritten public offerings as discussed in Note 1 Part B, Equity Transactions.
While the Company’s ability to execute its business objectives and achieve profitability over the longer term cannot be assured, the Company’s on-going business, existing cash and cash equivalents, expense management activities including, but not limited to, the ceasing of R&D activities, as well as access to the equity capital markets through its ATM facility, provide near term liquidity for the Company to fund its operating needs for at least the next twelve months as it continues to execute its business strategy.
Note 4. Segment Reporting

Operating segments are defined as components of an entity for which separate discrete financial information is available for evaluation by the CODM in deciding how to allocate resources and in assessing performance. For the nine months ended September 30, 2025 and 2024, the Company has identified one operating and reportable segment. The Company defines its operating segment based on internally reported financial information that is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company's CEO is the CODM. The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. This segment encompasses the development and advancement of a product pipeline for the treatment of severe allergic reactions, including anaphylaxis, and the Adrenaverse epinephrine prodrug pipeline platform. Additionally, the Company serves as the exclusive manufacturer for its proprietary product, Libervant, while it had U.S. market access, and four licensed commercialized products.
The CODM reviews the segment's profit or loss based on net loss reported on the Condensed Statements of Operations and Comprehensive Loss. The CODM also considers forecast-to-actual variances on a monthly basis for expenses deemed significant. Furthermore, the CODM reviews the segment's assets based on total assets reported on the Condensed Balance Sheets. All long-lived assets are held in the United States. While the Company generated $12,807 and $13,542 in revenues for the three months ended September 30, 2025 and 2024, respectively, and $31,530 and $45,694 in revenues for the nine months ended September 30, 2025 and 2024, respectively, management expects the Company to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials, ultimately seeking regulatory approval and commencing commercialization activities for Anaphylm, if approved by the FDA. The CODM uses cash forecast models to guide investment decisions and assess entity-wide operating results and performance. Net loss is used to monitor budget and rolling forecasts versus actual results. The CODM views specific categories within R&D expenses, selling expenses, and general and administrative expenses as significant due to their direct correlation with cash burn and profitability.

The following table reconciles reported revenues to net loss under the significant expense principle for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$12,807	$13,542	$31,530	$45,694
Costs and expenses:
Total Manufacture and Supply Expenses	4,506	4,437	12,719	13,352

R&D Project expenses:
Anaphylm project expenses	912	2,601	4,604	7,448
AQST-108 project expenses	(131)	(5)	254	784
Libervant project expenses	—	(19)	—	(2)
R&D other expenses:
Personnel costs1	3,001	1,884	7,351	5,627
Other2	748	808	1,787	1,506
Total Research and Development Expenses	4,530	5,269	13,996	15,363

Selling expenses:
Personnel costs3	805	598	2,108	1,784
Other4	3,110	1,369	8,283	2,324
Total Selling expenses	3,915	1,967	10,391	4,108

General & Administrative expenses:
Personnel costs5	5,017	4,906	15,025	14,485
Other6	6,318	5,253	21,611	15,578
Total General and Administrative Expenses	11,335	10,159	36,636	30,063

Total Selling, General and Administrative Expenses	15,250	12,126	47,027	34,171

Total costs and expenses	24,286	21,832	73,742	62,886
Loss from operations	(11,479)	(8,290)	(42,212)	(17,192)
Other income/(expenses), net	(3,967)	(3,219)	(9,712)	(9,890)
Net loss before income taxes	(15,446)	(11,509)	(51,924)	(27,082)
Net loss	$(15,446)	$(11,509)	$(51,924)	$(27,082)
Comprehensive loss	$(15,446)	$(11,509)	$(51,924)	$(27,082)

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
Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some, or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements. In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Condensed Balance Sheets. As of September 30, 2025, and December 31, 2024, such contract assets were $678 and $578, respectively, consisting primarily of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with third parties.
Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Condensed Balance Sheets. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of September 30, 2025 and December 31, 2024, such contract liabilities were $20,755 and $21,053, respectively.
Costs to Obtain Contracts - in certain situations, the Company may incur incremental costs of obtaining a contract with a customer. These costs, if expected to be recovered, are recognized as an asset and reflected as other assets within the Condensed Balance Sheets. The asset is amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. As of September 30, 2025 and December 31, 2024, such costs to obtain contracts were $457 and $480, respectively.
The Company's revenues were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Manufacture and supply revenue	$11,467	$10,671	$28,243	$29,312
License and royalty revenue[a]	1,038	2,162	2,667	14,514
Co-development and research fees	302	492	1,098	1,651
Proprietary product revenue, net	—	217	(478)	217
Total revenues	$12,807	$13,542	$31,530	$45,694
(a) License and royalty revenue decreased 52%, or $1,124 for the three months ended September 30, 2025 compared to the same period in the prior year primarily due to the one-time recognition of deferred revenue of $1,227 due to the termination of a license and supply agreement in the prior year. License and royalty revenue decreased 82%, or $11,847 for the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to the one-time recognition of deferred revenues of $11,544 due to the termination of licensing and supply agreements.
The following table provides disaggregated net revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$10,123	$10,528	$20,215	$30,598
Ex-United States	2,684	3,014	11,315	15,096
Total revenues	$12,807	$13,542	$31,530	$45,694
For the three and nine months ended September 30, 2025, United States revenues were derived primarily from Indivior (manufacture and supply revenue, and co-development and research fees), and Assertio (manufacture and supply revenue, license and royalty revenue and co-development and research fees). Ex-United States revenues were derived primarily from Hypera (manufacture and supply revenue, and license and royalty revenue), and Indivior (manufacture and supply revenue, license and royalty revenue and co-development and research fees) for revenue markets outside of the United States.
For the three months ended September 30, 2024, United States revenues were derived primarily from Indivior (manufacture and supply revenue, and co-development and research fees), and a customer whose license and royalty revenue was previously recorded as deferred revenue and now recognized due to the termination of a contract. Ex-United States revenues were derived primarily from Indivior (manufacture and supply revenue, license and royalty revenue and co-

development and research fees), and Hypera (manufacture and supply revenue) for revenue markets outside of the United States.
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
Trade and other receivables, net consist of the following:

	September 30, 2025	December 31, 2024
Trade receivables	$9,477	$4,919
Contract and other receivables	2,324	2,473
Less: sales-related allowances	(582)	(48)
Reclassification into Accrued distribution expenses and sales-related allowances	582	—
Trade and other receivables, net	$11,801	$7,344
Contract and other receivables totaled $2,324 and $2,473 as of September 30, 2025 and December 31, 2024, respectively, consisting primarily of contract assets and other receivables. Contract assets consist of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with third parties. Other receivables include the current portion related to the Monetization royalty receivable and other receivables. Sales-related allowances as of September 30, 2025 and December 31, 2024 were estimated in relation to revenues recognized for sales of Libervant for patients between two to five years of age while Libervant had U.S. market access.
Allowance for Credit Losses
The Company maintains an allowance for credit losses on accounts receivable, which is recorded as a reduction to accounts receivable. Changes in the allowance are classified as Selling, general and administrative expenses in the Statements of Operations and Comprehensive Loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when it identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. It also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves. The allowance for credit losses was $0 as of September 30, 2025 and December 31, 2024.
The following table presents the changes in the allowance for credit losses:

	September 30, 2025	December 31, 2024
Balance at beginning of the period	$—	$14
Allowance reduction	—	(14)
Balance at end of the period	$—	$—
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

The following tables provides a summary of activity with respect to sales-related allowances:

	September 30, 2025	December 31, 2024
Balance at beginning of period	$48	$—
Provision	568	71
Payments / credits	(34)	(23)
Reclassification into Accrued distribution expenses and sales-related allowances	(582)	—
Balance at end of period	$—	$48
Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction of trade receivables as of September 30, 2025 and December 31, 2024 and accruals for wholesaler service fees, co-pay support redemptions and other rebates are reflected as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and accrued expenses were $0 and $924, respectively, as of September 30, 2025, and $48 and $665, respectively, as of December 31, 2024. See Note 13, Accrued Expenses.
Concentration of Major Customers
Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the nine months ended September 30, 2025, Indivior and Hypera, represented approximately 72% and 18%, of total revenue, respectively. As of September 30, 2025, Indivior and Hypera exceeded the 10% threshold for outstanding receivable balances and represented approximately 76% and 12% of total trade and other receivables, respectively. For the nine months ended September 30, 2024, Indivior and Haisco exceeded the 10% threshold for revenue and represented approximately 59% and 15% of total revenue, including the one-time recognition of deferred revenue, respectively. As of December 31, 2024, Indivior and Hypera exceeded the 10% threshold for outstanding receivable balances and represented 41% and 16% of total trade and other receivables, respectively.
Note 6.    Material Agreements
Purchase and Sale agreement with RTW Investments LP
On August 13, 2025, the Company entered into a purchase and sale agreement with funds managed by RTW Investments LP. Under the terms of the Purchase Agreement, in exchange for the Purchaser's payment to the Company of a purchase price of $75,000, upon approval of Anaphylm by the FDA by a specified date, the refinancing of the Company’s existing 13.5% Notes and certain other customary conditions, the Company agreed to a sale of assigned interests to the Purchaser, including a right for the Purchaser to tiered revenue share payments ranging from 7.5% to 1.0% of net sales as defined in the Purchase Agreement (and 9.5% for the subsequent calendar year period if net sales do not achieve specified level in a calendar year period beginning in 2027) in the United States. Revenue share payments commence in the first fiscal quarter in which the first commercial sale of Anaphylm in the United States after the closing of the transaction. Revenue share payments will cease upon the Purchaser's receipt of $187,500 by December 31, 2035 or $225,000 thereafter. The Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness (which restrictions are eliminated after the achievement by the Purchaser of a specified return on its investment), and other provisions customary for transactions of this nature, in each case subject to certain exceptions set forth in the Purchase Agreement.
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
Purchase and Sale Agreement with an affiliate of Marathon
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold to Marathon all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI. In exchange for the sale of these rights, the Company received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through September 30, 2025 under the Monetization Agreement.

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
Licensing and Supply Agreement with Haisco for Exservan™ (Riluzole Oral Film) for ALS Treatment in China
The Company entered into the Haisco Agreement with Haisco, effective as of March 3, 2022, pursuant to which Aquestive granted Haisco an exclusive license to develop and commercialize Exservan™ (riluzole oral film) for the treatment of ALS in China. Under the terms of the Haisco Agreement, Aquestive was the exclusive sole manufacturer and supplier for Exservan in China. Under the Haisco Agreement, as amended, the Company received a $7,000 upfront cash payment in September 2022 and was entitled to receive regulatory milestone payments and double-digit royalties on net sales of Exservan in China and earn manufacturing revenue upon the sale of Exservan in China. In June 2024, the Haisco Agreement was terminated, and the Company will not receive any contingent payments under the Haisco Agreement. The termination agreement released all parties from any existing or ongoing obligations. Commissions of $134 that had been capitalized were expensed immediately in Selling, general, and administrative expenses on the Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2024. The Company recognized previously deferred revenue of $7,000 for the upfront payment received in September 2022 on the Company's condensed financial statements for the nine months ended September 30, 2024.
Licensing and Supply Agreement with Atnahs Pharma UK Limited (Pharmanovia)
The Company entered into the Pharmanovia Agreement, effective as of September 26, 2022, pursuant to which the Company granted Pharmanovia an exclusive license to certain of the Company’s intellectual property to develop and commercialize Libervant® (diazepam) Buccal Film for the treatment of prolonged or acute, convulsive seizures in all ages in the Territory during the term of the Pharmanovia Agreement. Under the Pharmanovia Agreement, Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and the Company will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory. Pursuant to the Pharmanovia Agreement, the Company received $3,500 upon agreement execution and, upon the occurrence of certain conditions set forth in the Pharmanovia Agreement, will receive additional milestone payments and profit shares, as well as manufacturing fees and royalty fees through the expiration of the Pharmanovia Agreement.
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

Licensing Agreement with Mitsubishi Tanabe Pharma America, Inc.
In January 2021, the Company announced that Aquestive granted an exclusive license to MTPA for the commercialization of Exservan in the United States. MTPA is a multinational pharmaceutical company with a focus on patients with ALS. The product was launched by MTPA in June 2021. Under the terms of the MTPA license agreement, Aquestive was the exclusive manufacturer and supplier of Exservan for MTPA in the United States. In June 2024, under the Second Amendment to the License and Supply Agreement, MTPA and the Company mutually agreed to terminate the agreement. As of June 30, 2024 and as part of the termination, the parties were released from any existing or ongoing obligations (except for certain limited non-material post-termination obligations). Upon termination, previously deferred revenue of $3,317 was recognized for milestone payments that had been received on the Company's condensed financial statements for the nine months ended September 30, 2024. Commissions of $57 that had been capitalized were expensed immediately in Selling, general, and administrative expenses on the Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2024.
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
Note 8.    Inventories
The components of Inventory are as follows:

	September 30, 2025	December 31, 2024
Raw material	$3,676	$3,266
Packaging material	2,789	2,135
Finished goods	1,419	643
Total inventory	$7,884	$6,044
Note 9.     Property and Equipment, Net

	Useful Lives	September 30, 2025	December 31, 2024
Machinery	3-15 years	$20,383	$20,317
Furniture and fixtures	3-15 years	769	769
Leasehold improvements	(a)	21,419	21,419
Computer, network equipment and software	3-7 years	2,830	2,685
Construction in progress		2,416	2,110
		47,817	47,300
Less: accumulated depreciation and amortization		(43,899)	(43,501)
Total property and equipment, net		$3,918	$3,799
(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.
For the three months ended September 30, 2025 and 2024, total depreciation and amortization related to property and equipment was $139 and $159, respectively. For the nine months ended September 30, 2025 and 2024, these expenses totaled $418 and $493, respectively.
Note 10.    Right-of-Use Assets and Lease Obligations
The Company leases all realty used at its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of these three leases include the characteristics specified in ASC 842, Leases, which require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases, as amended, provide remaining terms between 2.5 years and 8.0 years, including renewal options expected to be exercised to extend the lease periods. Commitments under finance leases are not significant, and are included in Property and equipment, net, and Notes Payable, net on the Condensed Balance Sheets.
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
The Company’s lease costs are recorded in manufacture and supply, R&D and selling, general and administrative expenses in its Condensed Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2025, total operating lease expenses totaled $451 and $1,335, respectively including variable lease expenses such as common area maintenance and operating costs of $118 and $335, respectively. For the three and nine months ended September 30, 2024, total operating lease expenses totaled $457 and $1,345, respectively including variable lease expenses such as common area maintenance and operating costs of $123 and $349, respectively.
The Company’s payments due under its operating leases are as follows:

Remainder of 2025	$327
2026	1,318
2027	1,346
2028	1,180
2029 and thereafter	3,915
Total future lease payments	8,086
Less: imputed interest	(2,977)
Total operating lease liabilities	$5,109
Note 11.    Intangible Assets, Net
The following table provides the components of identifiable intangible assets, all of which are finite lived:

	September 30, 2025	December 31, 2024
Purchased intangible	$3,858	$3,858
Purchased patent	509	509
	4,367	4,367
Less: accumulated amortization	(4,367)	(4,367)
Intangible assets, net	$—	$—
There was no amortization expense incurred during the three and nine months ended September 30, 2025 and during the three months ended September 30, 2024. For the nine months ended September 30, 2024, these expenses totaled $78. In June 2024, in connection with a termination of an agreement, the Company recorded a gain on termination of the contract in the amount of $1,500, which was partially offset by an adjustment to the remaining balance of $1,200 of the intangible asset. The net gain of $300 was recorded within Other income, net on the Statements of Operations and Comprehensive Loss for the nine month periods ended September 30, 2024. See Note 6, Material Agreements.
Note 12.    Other Non-current Assets
The following table provides the components of other non-current assets:

	September 30, 2025	December 31, 2024
Royalty receivable	$2,000	$3,000
Other	1,199	1,223
Total other non-current assets	$3,199	$4,223
During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the eight $1,000 annual minimum guaranteed royalty payments that are due to the Company. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded it was not transferred. As of September 30, 2025 and December 31, 2024, Royalty receivable consists of three and four, respectively, annual minimum payments due from Sunovion, the last of which is due in March 2028. The current portion of the royalty receivable is included in Trade and other receivables, net. See Note 16, Sale of Future Revenue for further details on how this receivable relates to the Monetization Agreement transaction.

Non-current portion of costs to obtain contracts capitalized under ASC 340, Other Assets and Deferred Costs, is recorded within Other non-current assets on the Condensed Balance Sheets as of September 30, 2025 and December 31, 2024. Commissions of $191 were expensed in Selling, general, and administrative expenses on the Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2024 due to the termination of contracts.
Note 13.    Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Accrued compensation	$3,694	$4,732
Real estate and personal property taxes	410	365
Accrued distribution expenses and sales returns provision	924	665
Interest payable	17	17
Other	83	128
Total accrued expenses	$5,128	$5,907
The reduction in Accrued compensation is mostly related to payments of accrued bonuses during the nine months ended September 30, 2025, partially offset by the current year accrual of bonuses. The increase in Accrued distribution expenses and sales return provision reflects a reclassification from Trade receivables and other receivables, net. Refer to Note 5, Revenues and Trade Receivables, Net. Accrued distribution expenses and sales returns provision mostly represent estimated liabilities for returns, wholesaler service fees, co-pay support redemptions and other rebates related to the proprietary product Libervant and returns and other expenses related to the proprietary product Sympazan (prior to outlicensing to Assertio in October 2022).
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
Management has updated the projected years of payments to 2034 and the effective interest rate by 0.56% as of December 31, 2024. The Company periodically re-assesses the projections and, to the extent the future projections are greater or less than its previous estimates or the estimated timing of such payments is materially different than its previous estimates, the Company will adjust the effective interest calculation. As of September 30, 2025, there were no material changes to the significant unobservable inputs used to recognize the Royalty Right Agreements liability.
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
Amortization expense arising from the discounts related to the 13.5% Notes for the three and nine months ended September 30, 2025 was $1,254 and $3,762, respectively. Amortization expense arising from the discounts related to the Royalty Right Agreements for the three and nine months ended September 30, 2025 was $1,434 and $4,305, respectively.
Amortization expense arising from the discounts related to the 13.5% Notes for the three and nine months ended September 30, 2024 was $1,254 and $3,765, respectively. Amortization expense arising from the discounts related to the Royalty Right Agreements for the three and nine months ended September 30, 2024 was $1,359 and $4,075, respectively.
Unamortized discounts totaled $8,884 for the 13.5% Notes and $32,401 for the Royalty obligations as of September 30, 2025. Unamortized discounts totaled $12,646 for the 13.5% Notes and $36,706 for the Royalty obligations as of December 31, 2024, respectively.

Long-term notes and unamortized debt discount balances are as follows:

	September 30,	December 31,
	2025	2024
Total Outstanding notes	$45,000	$45,000
Unamortized discount, including Exit Fee	(8,884)	(12,646)
Notes payable, current	(6,298)	—
Notes payable, long-term	29,818	32,354
Finance lease	122	146
Notes payable, net	$29,940	$32,500

	September 30,	December 31,
	2025	2024
Total Royalty obligations	$56,910	$56,922
Unamortized discount	(32,401)	(36,706)
Current portion of royalty obligation	(561)	(87)
Royalty obligations, long term	$23,948	$20,129
Scheduled principal payments on the 13.5% Notes as of September 30, 2025 are as follows:

2025	—
2026	9,540
2027	14,535
2028	20,925
Total	$45,000
Note 15.    Warrants
Warrants Issued to 12.5% Senior Secured Noteholders
Warrants that were issued in conjunction with the Initial Notes (the “Initial Warrants”) and Additional Notes (the “Additional Warrants”) entitled the noteholders to purchase up to 2,143,000 shares of Common Stock and included specified registration rights. Management estimated the fair value of the Initial Warrants to be $6,800 and the Additional Warrants to be $735, each based on an assessment by an independent third-party appraiser. The fair value of the respective warrants was treated as a debt discount, amortizable over the term of the respective warrants, with the unamortized 12.5% Notes portion applied to reduce the aggregate principal amount of the 12.5% Notes. The 12.5% Notes were refinanced with the 13.5% Notes on November 1, 2023. Additionally, since the Initial Warrants and Additional Warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the warrants, except in the case of a “cash change in control”, the fair value attributed to the warrants is presented in Additional Paid-in Capital in the Company’s Condensed Balance Sheets. There were no warrants exercised as it relates to the Initial Warrants and the Additional Warrants during the nine months ended September 30, 2025 and 2024, respectively.
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
During the nine months ended September 30, 2025, 550,000 shares were issued upon the exercise of warrants, with the Company receiving proceeds of $1,430 as it relates to the Warrants issued under Securities Purchase Agreements. There were no warrants issued or exercised as it relates to the Warrants issued under Securities Purchase Agreements during the nine months ended September 30, 2024.
As of September 30, 2025, in addition to the remaining warrants to purchase 2,200,000 shares of Common Stock with an exercise price of $2.60 per share described above, there remain outstanding warrants to purchase 160,548 shares of Common Stock at an exercise price of $0.96.
Note 16.    Sale of Future Revenue
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through September 30, 2025 under the Monetization Agreement.
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
The following table shows the activity of the liability related to the sale of future revenue:

	September 30,	December 31,
	2025	2024
Liability related to the sale of future revenue, net at beginning of the period	$63,718	$64,490
Royalties related to the sale of future revenue	(922)	(1,008)
Amortization of issuance costs	181	236
Liability related to the sale of future revenue, net at end of the period (includes current portion of $1,000 and $1,000, respectively)	$62,977	$63,718
Note 17.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares.
Diluted EPS is adjusted by the effect of dilutive securities, including options and awards under the Company’s equity compensation plans, warrants and ESPP. As a result of the Company’s net loss incurred for the three and nine months ended September 30, 2025 and 2024, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations. Therefore, basic and diluted net loss per share are the same for the three and nine months ended September 30, 2025 and 2024 as reflected below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(15,446)	$(11,509)	$(51,924)	$(27,082)
Denominator:
Weighted-average number of common shares – basic and diluted	110,584,371	91,082,081	101,857,974	85,224,263
Loss per common share – basic and diluted	$(0.14)	$(0.13)	$(0.51)	$(0.32)
(a)For the three and nine months ended September 30, 2025 and 2024, outstanding stock options of 6,940,167 and 6,301,364 to purchase shares of Common Stock, respectively, were anti-dilutive.
(b)For the three and nine months ended September 30, 2025 and 2024, outstanding restricted stock units of 4,672,451 and 3,910,376 to purchase shares of Common Stock, respectively, were anti-dilutive.
(c)For the three and nine months ended September 30, 2025 and 2024, outstanding warrants of 2,360,548 and 4,624,977 to purchase shares of Common Stock, respectively, were anti-dilutive.

Note 18.    Share-Based Compensation
The Company recognized share-based compensation in its Condensed Statements of Operations and Comprehensive Loss during the three and nine month periods ended September 30, 2025 and 2024 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Manufacture and supply	$130	$102	$358	$271
Research and development	1,310	310	2,048	788
Selling, general and administrative	1,337	1,165	3,842	3,637
Total share-based compensation expenses	$2,777	$1,577	$6,248	$4,696

Share-based compensation from:
Restricted stock units	$1,997	$1,049	$4,506	$2,982
Stock options	780	528	1,733	1,698
Employee stock purchase plan (ESPP)	—	—	9	16
Total share-based compensation expenses	$2,777	$1,577	$6,248	$4,696
Share-Based Compensation Equity Awards
The following tables provide information about the Company’s restricted stock unit and stock option activity during the nine month period ended September 30, 2025:
Restricted Stock Units
The following tables summarize the Company’s awards of service-based and market conditions vesting-based restricted stock units for the nine month period ended September 30, 2025:

Restricted Stock Unit Awards (RSUs) - Service-based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2024	2,610	$3.38
Granted	1,481	$2.67
Vested	(1,054)	$3.03
Forfeited	(145)	$3.31
Unvested as of September 30, 2025	2,892	$3.15
Expected to vest as of September 30, 2025	2,717	$3.14
As of September 30, 2025, $5,872 of total unrecognized compensation expenses related to unvested service-based restricted stock units are expected to be recognized over a remaining weighted average period of 1.69 years. The service-based restricted stock units granted to employees are subject to a three-year graduated vesting schedule and are not subject to performance-based criteria other than continued employment.

Restricted Stock Unit Awards (RSUs) - Market conditions vesting-based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2024	1,082	$2.40
Granted	784	2.51
Vested	—	—
Forfeited	(86)	—
Unvested as of September 30, 2025	1,780	$2.56
Expected to vest as of September 30, 2025	1,666	$2.55
As of September 30, 2025, $1,866 of unrecognized compensation expense related to unvested market condition vesting- based restricted stock units are expected to be recognized over a remaining weighted average period of 1.31 years.
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

Nine Months Ended September 30, 2025
Expected dividend yield	0%
Expected volatility	91.5%
Risk-free interest rate	3.9%
Stock price at grant date	$2.65
2022 Inducement Equity Incentive Plan
In accordance with Nasdaq Listing Rule 5635(c)(4), the Company adopted the 2022 Equity Inducement Plan approved by the Compensation Committee of the Board of Directors of the Company effective as of July 29, 2022.

Stock Option Awards:	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding as of December 31, 2024	6,301	$5.68
Granted	990	2.84
Exercised	(207)	1.67
Forfeited/Expired	(144)	4.70
Outstanding as of September 30, 2025	6,940	$5.42
Expected to vest as of September 30, 2025	6,848	$5.44
Exercisable as of September 30, 2025	5,444	$5.89
The fair values of stock options granted were estimated using the Black-Scholes pricing model based on the following assumptions:

	Nine Months Ended September 30, 2025
Expected dividend yield	—%	—	—%
Expected volatility	97%	—	100%
Expected term (years)	5.5	—	6.1
Risk-free interest rate	4.1%	—	4.2%
The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2025 was $2.27. During the nine months ended September 30, 2025, stock options were granted with a weighted average exercise price of $2.84.
As of September 30, 2025, $3,365 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a remaining weighted average period of 1.71 years.
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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three and nine months ended September 30, 2025, the effective income tax rate was 0%, and the Company recorded no income tax expense from its pretax losses of $15,446 and $51,924, respectively. For the three and nine months ended September 30, 2024, the effective income tax rate was 0%, and the Company recorded no income tax expense from its pretax losses of $11,509 and $27,082, respectively.
The primary factors impacting the effective tax rate for the three and nine months ended September 30, 2025 is the anticipated full year pre-tax book loss and a full valuation allowance against any associated net deferred tax assets.
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
These changes were reflected in the income tax provision for the three and nine months ended September 30, 2025. As the result of the Company maintaining a full valuation allowance against its U.S. federal and state deferred tax assets, the changes introduced by this legislation did not result in a material impact to the Company’s income tax provision or deferred tax balances for the current reporting period. The Company will continue to monitor the potential future impacts of the legislation, including any changes to its valuation allowance assessment, as further guidance becomes available and as facts and circumstances evolve.

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
Neurelis FDA Lawsuit
Neurelis v. Califf, et al., U.S. District court for the District of Columbia
In May 2024, Neurelis filed a complaint in the U.S. District Court for the District of Columbia against the U.S. Food and Drug Administration, the U.S. Department of Health and Human Services, and certain government officials. The complaint in this matter alleges that the defendants violated the Administrative Procedure Act by approving the Company's NDA for Libervant for ARS patients aged between two and five years, and asked the Court to vacate that approval and enjoin the defendants from approving Libervant for this pediatric patient population until January 10, 2027, the scheduled date for the expiration of the U.S. orphan drug market exclusivity granted by the FDA to the Valtoco nasal spray product of Neurelis. The Company intervened in this litigation to defend the approval of Libervant for this ARS pediatric patient population and, on June 25, 2024, the Court entered a scheduling order governing further proceedings in the case. Pursuant to that order, Neurelis filed a motion for summary judgment on August 19, 2024; the Company and the federal defendants each filed their own cross-motions for summary judgment and opposed Neurelis’s motion for summary judgment on September 18, 2024. Neurelis filed its combined reply brief in support of its motion for summary judgment and in opposition to the defendants’ cross-motions on October 9, 2024, and the Company and the federal defendants filed their closing briefs on October 30, 2024. Following the FDA's award of ODE to Libervant for ARS patients between two and five years of age, Neurelis filed a motion for preliminary injunction requesting an expedited order to vacate FDA's approval and enjoining the sale of Libervant. On February 14, 2025, the Court ruled in favor of Neurelis, granting its summary judgment motion, and against the FDA's and the Company's cross-motions for summary judgment. In an accompanying opinion, the Court directed the FDA to vacate the approval of Libervant. Because the Court entered a final appealable judgment in favor of Neurelis, Neurelis' motion for an expedited preliminary injunction was denied as moot by the Court. On February 18, 2025, the Company filed an appeal of the District Court's decision with the U.S. Circuit Court of Appeals for the District of Columbia (the "DC Appellate Court") and, on the same day, filed an emergency motion with the District Court to stay its order pending a decision on the appeal with the DC Appellate Court. The District Court denied the motion for a stay. On March 27, 2025, the DC Appellate Court denied the Company's emergency motion for stay. The FDA filed an appeal of the District Court's decision to the DC Appellate Court and the Company withdrew its appeal. As a result of the District Court's ruling, the FDA converted the approval of Libervant to a "tentative approval" and the Company has ceased marketing activities in the United States. The Company is communicating with the FDA on a path forward for approval of Libervant for ARS patients aged between two and five years, but the Company has not yet received any decision from the FDA on market access for these Libervant pediatric patients. No dates have been set for arguments on the appeal proceedings at the DC Appellate Court. The Company is not able to determine or predict the ultimate outcome of these proceedings or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter or whether the FDA will grant U.S. market access to Libervant for ARS patients aged between two and five years in advance of the ODE expiration period.
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
Certain statements in Form 10-Q include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “may,” “will,” or the negative of those terms, and similar expressions, are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of our product candidate Anaphylm™ (dibutepinephrine) Sublingual Film through clinical development and approval by the U.S. Food and Drug Administration (FDA), including whether the clinical data submitted to the FDA will be adequate enough for the FDA to approve Anaphylm; the commercial launch of Anaphylm, if approved by the FDA; timing of potential international regulatory filings for Anaphylm and market approval outside of the U.S. for our product candidates including Anaphylm and Libervant; that Anaphylm will be the first and only oral administration of epinephrine and accepted as an alternative to existing standards of care, if Anaphylm is approved by the FDA; the advancement, growth and related timing of our Adrenaverse™ pipeline of epinephrine prodrug product candidates, including AQST-108 (epinephrine) Topical Gel, through clinical development and FDA regulatory approval process; the potential benefits our products and product candidates could bring to patients; the achievement of clinical and commercial milestones; our future financial and operating results and financial position, including with respect to our 2025 financial outlook and estimated cash runway; and business strategies, market opportunities, and other statements that are not historical facts. These forward-looking statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with our development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials and plans, including those relating to Anaphylm, AQST-108, and our other product candidates; risk of delays in advancement of the regulatory approval process through the FDA of our product candidates, including for Anaphylm and AQST-108, or failure to receive FDA approval at all of any of these product candidates; risk of government shutdown on the ability of the FDA to act on the approval of our product candidates, including Anaphylm; risk of the Company’s ability to generate sufficient clinical data for approval of our product candidates, including with respect to our PK/PD comparability submission for FDA approval of Anaphylm; risks associated with our ability to address the FDA’s comments on our NDA for Anaphylm, including the risk that the FDA may require additional clinical studies for approval of Anaphylm; risks associated with the success of any competing products, including generics; risks and uncertainties inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); risk of development of a sales and marketing capability for commercialization of our product candidates, including Anaphylm, Libervant and AQST-108, should these product candidates be approved by the FDA; risks associated with the potential impact on the value of the Company of the sale or outlicensing of our product and product candidates, including Libervant and Anaphylm and other product candidates; risk of sufficient capital and cash resources, including sufficient access to available debt and equity financing, including under our ATM facility, and revenues from operations, to satisfy all of our short-term and longer-term liquidity and cash requirements and other cash needs, at the times and in the amounts needed, including to commence principal payments on our 13.5% Notes in 2026, and to fund future clinical development and commercial activities for our product candidates, should these product candidates be approved by the FDA; risk of the impact of our obligations under the Purchase Agreement and the Royalty Rights Agreement, each of which require our payment to each counterparty of a portion of our revenues, on our ability to contribute to the funding of our operations and the payment of principal and interest on our debt; the risk of our obligations under the Purchase Agreement and the Royalty Rights Agreement impacting our ability to refinance our 13.5% Notes; risk that our manufacturing capabilities will be insufficient to support demand of our product candidates, if approved by the FDA, and our licensed products in the U.S. and abroad; risk of eroding market share for Suboxone® as a sunsetting product, which accounts for a substantial part of our current operating revenue; risk of default of our debt instruments; risks related to the outsourcing of certain sales, marketing and other operational and staff functions to third parties; risk of the rate and degree of market acceptance in the U.S. and abroad of Libervant, Anaphylm, AQST-108 and our other product candidates, should these product candidates be approved by the FDA, and for our licensed products in the U.S. and abroad; risk associated with the size and growth of our product markets; risk associated with our compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to our products; risk that our patent applications for our product candidates, including for

Anaphylm and AQST-108, will not be timely issued, or issued at all, by the PTO; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business including relating to our products and product candidates and product pricing, reimbursement or access therefor; risk of loss of significant customers; risks related to claims and legal proceedings against us including patent infringement, securities, business torts, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; risks related to any disruptions in our information technology networks and systems, including the impact of cybersecurity attacks; risk of increased cybersecurity attacks and data accessibility disruptions due to remote working arrangements; risk of adverse developments affecting the financial services industry; risks related to inflation and changing interest rates; risks related to the impact of other pandemic diseases on our business; risks and uncertainties related to general economic, political (including the Ukraine and Israel wars and other acts of war and terrorism), business, industry, regulatory, financial and market conditions and other unusual items; risks related to uncertainty about the current U.S. federal administration initiatives and their impact on our business, including imposition of tariffs and other trade restrictions; and other uncertainties affecting us including those described in the "Risk Factors" section and in other sections included in this Quarterly Report on Form 10-Q. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in the risk factors of the Company’s 2024 Annual Report on Form 10‑K and our other Quarterly Reports on Form 10‑Q and in our Current Reports on Form 8-K and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update forward-looking statements, or outlook or guidance after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, except as may be required by applicable law. Readers should not rely on the forward-looking statements included in this Quarterly Report on Form 10-Q as representing our views as of any date after the date of the filing of this Quarterly Report on Form 10‑Q.
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
Complex Molecule Portfolio
We have developed a proprietary pipeline of complex molecule-based product candidates as alternatives to invasively administered standard of care therapeutics addressing large market opportunities. The active programs in our complex molecule pipeline portfolio are:
•Anaphylm™ (dibutepinephrine) Sublingual Film – the first and only non-device based, orally delivered epinephrine product candidate in development that has shown clinical results comparable to auto-injectors (such as EpiPen® and Auvi-Q®) for the emergency treatment of allergic reactions, including anaphylaxis. Epinephrine is the standard of care in the treatment of anaphylaxis and is typically administered via intramuscular injection (IM), including manual auto-injectors such as EpiPen and Auvi-Q, which require patients or their caregivers to inject epinephrine into the patient’s thigh during an emergency allergic reaction. As a result of this route of administration, many patients and their caregivers are reluctant to use injectable products. In August 2024, a nasal spray device was approved by the FDA for the treatment of severe allergic reactions, including anaphylaxis. However, Anaphylm would, if approved by the FDA, allow a patient to simply place a dissolvable strip, approximately the size and weight of a postage stamp, under the tongue, providing an appropriate medication where it is needed and when it is needed.

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
In January 2024, we completed a Type C meeting with the FDA in which the FDA found that we had adequately addressed the FDA’s previous concerns noted in the EOP2 meeting, including addressing (1) the impact of any product hold time, (2) the potential for emesis (vomiting), and (3) the impact of potential mouth conditions such as angioedema (swelling), by removing product hold time from the administration instructions and providing additional information on how to characterize emesis in our NDA submission with the FDA. Regarding mouth conditions, the FDA recommended administering Anaphylm after oral exposure to a known allergen and assessing PK performance thereunder. This study replaced our previously planned angioedema study. In those comments, the FDA did not outline any new clinical development requirements for the Anaphylm program. The FDA reserved judgment on the sufficiency of the Anaphylm clinical development program until completion of ongoing and planned studies, the results of which were presented at a pre-NDA interaction with the FDA on November 22, 2024.

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
On November 22, 2024, we received positive pre-NDA written response feedback from the FDA prior to our planned NDA submission in the first quarter of 2025. The FDA did not indicate in those responses that any additional adult clinical trials would be necessary for submitting the NDA for Anaphylm, although there can be no guarantee that the FDA will not require that additional clinical studies be performed for approval of Anaphylm. In addition, the FDA agreed with our planned NDA content and format for the submission, planned safety evaluation, and planned pediatric trial. The FDA also provided further guidance on additional data views to be included in the planned NDA submission and continued to emphasize its focus on PK sustainability for a single dose. In addition, the FDA requested minor modifications to the pediatric trial protocol, which requested modifications were incorporated in the final pediatric trial protocol. Finally, the FDA noted that due to the new route of administration and the data supporting this route of administration, an advisory committee meeting may be necessary prior to FDA approval, although the FDA recently confirmed as more fully described below that it would not hold an advisory committee.
The pediatric study in subjects from the ages of 7 to 17 (weight greater than or equal to 30 kgs) was completed with positive topline data reported on April 1, 2025. A total of thirty-two patients completed the study. The PK results were consistent with previous adult studies. Anaphylm was shown to be safe and well-tolerated with no serious adverse events reported.
We completed the NDA submission to the FDA in the first quarter of 2025. On June 16, 2025, the NDA submission was accepted by the FDA and a PDUFA target action date of January 31, 2026 was assigned. We are planning on initiating a product launch of Anaphylm, if approved by the FDA, in the first quarter of 2026. The Company is concurrently pursuing regulatory strategies outside the United States. We are actively engaged in discussions with Health Canada to discuss our planned submission for an Anaphylm Marketing Authorization. The Company submitted the initial briefing book to EMA and plans to submit a Marketing Authorization Application as soon as possible.
On September 4, 2025, the FDA informed the Company that an advisory committee meeting would not be required for Anaphylm. The PDUFA target action date for Anaphylm remains January 31, 2026.
On October 8, 2025, we announced the United States Patent and Trademark Office has issued two additional U.S. patents related to Anaphylm, extending patent protection for the product into 2037.
•AQST-108 (epinephrine) Topical Gel – Our product candidate, AQST‑108 is generated from our Adrenaverse™ platform which contains a library of over twenty epinephrine prodrug product candidates intended to control absorption and conversion rates across a variety of possible dosage forms and delivery sites. Epinephrine plays a critical role in immune suppression but, until now, its role has been limited due to issues in the absorption and conversion of epinephrine in the human body. We believe that our Adrenaverse platform has demonstrated the ability to harness the therapeutic potential of epinephrine through highly differentiated prodrug formulations, which can achieve absorption, provide sustained local exposure and avoid systemic exposure.
AQST-108 is composed of the prodrug dipivefrin which is enzymatically cleaved into epinephrine after administration. AQST‑108, is a topically delivered adrenergic agonist prodrug, which we believe has the potential to support the re-

establishment of immune privilege in the hair follicle and we are pursuing its development for the treatment of alopecia areata, which is an autoimmune disease leading to hair loss on the scalp, face and, in more severe cases, other body areas. We completed the first human clinical trial for AQST-108. The two-part trial was designed to assess the safety and local tolerability of AQST-108. Part 1 was designed as a single ascending dose escalation study to assess the safety and PK of five different dose levels. The 1.0% dose of AQST-108 was chosen based on the down selection from the highest dose to move into the Part 2 study of the development program. In Part 2, three formulations based on excipient variations were evaluated in twelve healthy subjects. In Parts 1 and 2, no serious adverse events or topical adverse events were observed. In Part 2, the calculated percentage of AQST-108 observed in the skin remained consistent across all studied formulations and zero post-dose AQST-108 concentrations in plasma were observed. We received pre-IND FDA feedback in the fourth quarter of 2024 to align on the Phase 2a clinical trial design. We are continuing pre-clinical development studies in advance of plans to open an IND in the fourth quarter of 2025 and initiate the Phase 2a clinical trial in the first half of 2026.
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
On April 26, 2024, the FDA approved Libervant® (diazepam) Buccal Film for U.S. market access for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, ARS) that are distinct from a patient’s usual seizure pattern in patients with epilepsy between two to five years of age. Libervant is the first and only orally administered rescue product for the treatment of seizure cluster in patients between ages two to five. The only other current FDA approved products for these ARS patients between two to five years of age is a diazepam rectal gel and a diazepam nasal spray. In October 2024, Libervant 5mg, 7.5mg, 10mg, 12.5mg and 15 mg for ARS patients between two and five years of age became available through multiple retail distribution channels. In the fourth quarter of 2024, the FDA granted seven years of ODE to Libervant for ARS patients between two to five years of age. Libervant was originally granted Orphan Drug Designation on November 10, 2016.
On February 14, 2025, in a lawsuit brought by Neurelis, Inc. ("Neurelis"), the owner of the FDA approved nasal spray Valtoco, against the FDA (Neurelis, Inc. v. Califf, for which the Company joined as a Defendant Intervenor) challenging the FDA's approval of Libervant for ARS patients aged between two and five years, the U.S. District for the District of Columbia issued a final appealable order entering a judgment in favor of Neurelis's motion for summary judgement and vacating the FDA’s approval of Libervant. The District Court's ruling was not based on grounds of safety or efficacy of Libervant, but rather on the grounds that the law granting ODE to the FDA approved nasal spray Valtoco for patients aged six years and older should be interpreted to extend to children aged two to five years, despite that Valtoco was not approved by the FDA to treat these younger patients at the time the FDA approved Libervant for this pediatric age group. The FDA is appealing this ruling. As a result of the District Court ruling, the FDA converted the approval of Libervant for patients aged between two and five years to a "tentative approval" and Aquestive has ceased marketing activities for Libervant in the United States.
On February 24, 2025, Aquestive filed a request with the FDA that the FDA also confirm approval of Libervant for ARS patients aged between two and five years on the FDA regulatory grounds of clinical superiority over the other currently existing FDA approved ARS drugs. FDA’s orphan drug regulations define a “clinically superior” drug as “a drug shown to provide a significant therapeutic advantage over and above that provided by an approved orphan drug (that is otherwise the same drug)” in one of three ways: the basis of greater efficacy or safety, or providing a major contribution to patient care. The FDA has taken this request under advisement and has not yet provided a response to the Company.
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
Licensed Commercial Products, Product Candidates and Other Products
Our portfolio also includes other products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the nine months ended September 30, 2025 and 2024, our licensed product portfolio generated $31,530 and $45,694 in revenue to Aquestive, respectively. Those products include:
•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone was launched by our licensee, Indivior, in 2010. Suboxone is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone and have produced over 2.9 billion doses of Suboxone since its launch in 2010. As of September 30, 2025, Suboxone branded products retain approximately 25% film market share as generic film-based products have penetrated this market.
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
During the fourth quarter of 2019, we announced the grant of a license to Zambon for the development and commercialization of Exservan in the EU for the treatment of ALS which it markets as Emylif. Zambon is a multinational pharmaceutical company with a focus on the CNS therapeutic area. Under the terms of the license agreement with Zambon, an upfront payment was paid to Aquestive for the development and commercialization rights of Emylif in the EU, and Aquestive will be paid development and sales milestone payments and low double-digit royalties on net sales of the product in the EU. Zambon is responsible for the regulatory approval and marketing of Emylif in the countries where Zambon seeks to market the product and Aquestive is responsible for the development and manufacture of the product. During the second quarter of 2025, Aquestive earned a $500 milestone payment in connection with the sale of Emylif pursuant to the terms of the license agreement with Zambon.
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
•Libervant® - We entered into the Pharmanovia Agreement with Pharmanovia, effective as of September 26, 2022, pursuant to which we granted Pharmanovia an exclusive license to certain of our intellectual property to develop and commercialize Libervant for the treatment of prolonged or acute, convulsive seizures in all ages in certain countries of the Territory, as defined in the Pharmanovia Agreement, during the term of the Pharmanovia Agreement. Under the Pharmanovia Agreement, Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and Aquestive will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory. We received $3,500 upon agreement execution. Effective March 27, 2023, we amended the Pharmanovia Agreement to expand the scope of the licensed territory for Libervant to cover the rest of the world, excluding the U.S., Canada and China. Pharmanovia will be responsible for seeking appropriate regulatory approval in the expanded territories. Pursuant to the terms of the Pharmanovia Amendment, we received a non-refundable payment of $2,000 from Pharmanovia on execution of the Pharmanovia Amendment.
•Sympazan® – an oral soluble film formulation of clobazam used for the treatment of seizures associated with a rare, intractable form of epilepsy known as Lennox-Gastaut syndrome, or LGS, in patients aged two years of age or older, was approved by the FDA on November 1, 2018. We commercially launched Sympazan in December 2018. On October 26, 2022, we entered into a License Agreement with Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc., pursuant to which we granted an exclusive, worldwide license of its intellectual property for Sympazan to Assertio during the term of that agreement for an upfront payment of $9,000. Additionally, we subsequently received from Assertio a $6,000 milestone payment upon its receipt of a notice of allowance from the United States Patent and Trademark Office of its patent application U.S. Serial No. 16/561,573, and payment of the related allowance fee. Aquestive is the exclusive sole manufacturer and supplier of Sympazan for Assertio and will receive manufacturing fees from Assertio for the product through the expiration of such License Agreement.
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
Smaller Reporting Company
We are a “smaller reporting company”, meaning we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a "smaller reporting company" which allows us to take advantage of certain exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and certain reduced financial disclosures in our periodic reports. In addition, we are eligible to remain a smaller reporting company, for so long as we have a public float (based on our Common Stock equity) of less than $250,000 measured as of the last business day of our most recently completed second fiscal quarter or a public float (based on our Common Stock equity) of less than $700,000 as of such date and annual revenues of less than $100,000 during the most recently completed fiscal year. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result of these disclosure exemptions, there may be a less active trading market for our Common Stock and our stock price may be more volatile.
Financial Operations Overview
Revenues
Our revenues to date have been earned from our manufactured products made to order for licensees, as well as revenue from our self-developed, self-commercialized proprietary product, Libervant for ARS patients between two and five years of age which lost U.S. market access as a result of a court case challenging FDA's approval of Libervant in April 2025. Revenues are also earned from our product development services provided under contracts with customers, and from the licensing of our intellectual property. We generate revenues in four primary categories: manufacture and supply revenue, license and royalty revenue, co-development and research fees, and proprietary product revenue, net.
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
Proprietary product revenue, net
This net revenue is recognized when product is shipped and title passes to the customer, typically at time of delivery. At the time of sale, estimates for various revenue allowances are recorded based on historical trends and judgmental estimates. For sales of Libervant for ARS patients between two to five years of age while Libervant had U.S. market access through April 2025, returns allowances and prompt pay discounts are estimated based on contract terms and historical return rates, if available, and these estimates are recorded as a reduction of receivables. Once receivables are collected, allowances are reclassified and treated as accrued liabilities. Similarly determined estimates are recorded relating to wholesaler service fees, co-pay support redemptions, and other rebates, and these estimates are reflected as a component of accrued liabilities. Once related variable considerations are resolved and uncertainties as to incurred amounts are eliminated, estimates are adjusted to actual allowance amounts. Provisions for these estimated amounts are reviewed and adjusted on no less than a quarterly basis.
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
We expect our R&D expenses to continue to be significant over the next several years as we continue to develop existing product candidates such as Anaphylm, AQST-108, and others, and as we identify and develop or acquire additional product candidates and technologies. We may hire or engage additional skilled colleagues or third parties to perform these activities, conduct clinical trials and ultimately seek regulatory approvals for any product candidate that successfully completes those clinical trials.
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
Interest Expense related to Royalty Obligations
In connection with the issuance of the 13.5% Notes, we entered into the Royalty Rights Agreements with each of the Note Holders granting the Note Holders a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm for a period of eight years from the first sale of Anaphylm on a global basis. The Note Holders are also entitled to a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant. These royalty agreements are classified as debt, and the value of the $45,000 13.5% Notes has been allocated between debt and the Royalty Obligations based on their relative fair market values. The excess of future estimated royalty payments of $56,926 over the $13,856 of the allocated fair value is recognized as a discount related to the Royalty Right Agreements and is amortized as interest expense using the effective interest method. The 13.5% Notes are discussed in Note 14, Long-Term Debt to our Condensed Financial Statements.
Interest Expense related to the Sale of Future Revenue
On November 3, 2020, we entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, we sold to Marathon all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through September 30, 2025 under the Monetization Agreement.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenues:
The following table sets forth our revenue data for the periods indicated.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except %)	2025	2024	$	%	2025	2024	$	%
Manufacture and supply revenue	$11,467	$10,671	$796	7%	$28,243	$29,312	$(1,069)	(4%)
License and royalty revenue	1,038	2,162	(1,124)	(52)%	2,667	14,514	(11,847)	(82)%
Co-development and research fees	302	492	(190)	(39)%	1,098	1,651	(553)	(33)%
Proprietary product revenue, net	—	217	(217)	N/M	(478)	217	(695)	N/M
Total revenues	$12,807	$13,542	$(735)	(5)%	$31,530	$45,694	$(14,164)	(31)%
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
For the three months ended September 30, 2025, total revenues decreased 5%, or $735, compared to the same period in the prior year primarily due to decreases in license and royalty revenue partially offset by increases in manufacture and supply revenue.
Manufacture and supply revenue increased approximately 7%, or $796, for the three months ended September 30, 2025 compared to the same period in the prior year. This increase was primarily due to a $395 increase in Sympazan revenues, and a $380 increase in Suboxone revenues.
License and royalty revenue decreased 52%, or $1,124, for the three months ended September 30, 2025 compared to the same period in the prior year. This decrease was primarily due to the one-time recognition of deferred revenue of $1,227 due to the termination of a licensing and supply agreement in the prior year.
Co-development and research fees for the three months ended September 30, 2025 decreased 39%, or $190, for the three months ended September 30, 2025 compared to the same period in the prior year. This decrease was driven by the timing of the achievement of research and co-development performance obligations which are expected to fluctuate among reporting periods.
Proprietary product revenue, net decreased by $217 for the three months ended September 30, 2025 compared to the same period in the prior year. This decrease was primarily due to the withdrawal of Libervant from the market as U.S. market access ended in April 2025.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
For the nine months ended September 30, 2025, total revenues decreased 31%, or $14,164, compared to the same period in the prior year primarily due to decreases in license and royalty revenue and manufacture and supply revenue.
Manufacture and supply revenue decreased approximately 4%, or $1,069, for the nine months ended September 30, 2025 compared to the same period in the prior year. This decrease was primarily due to a $4,518 decrease in Suboxone revenues, partially offset by a $3,484 increase in Ondif revenues.
License and royalty revenue decreased 82%, or $11,847, for the nine months ended September 30, 2025 compared to the same period in the prior year. This decrease was primarily due to the one-time recognition of deferred revenues of $11,544 due to the termination of licensing and supply agreements in the prior year.
Co-development and research fees for the nine months ended September 30, 2025 decreased 33%, or $553 compared to the same period in the prior year. This decrease was driven by the timing of the achievement of research and co-development performance obligations which are expected to fluctuate among reporting periods.
Proprietary product revenue, net decreased by $695 for the nine months ended September 30, 2025 compared to the same period in the prior year. This decrease was primarily due to the change in the estimated returns allowance provision due to the withdrawal of Libervant from the market as U.S. market access ended in April 2025.

Expenses, Interest Income and Other Income:

The following table sets forth our expenses and income for the periods indicated.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except %)	2025	2024	$	%	2025	2024	$	%
Manufacture and supply	$4,506	$4,437	$69	2%	$12,719	$13,352	$(633)	(5%)
Research and development	4,530	5,269	(739)	(14)%	13,996	15,363	(1,367)	(9)%
Selling, general and administrative	15,250	12,126	3,124	26%	47,027	34,171	12,856	38%
Interest expense	2,779	2,780	(1)	—%	8,342	8,343	(1)	—%
Interest expense related to royalty obligations	1,433	1,359	74	5%	4,304	4,075	229	6%
Interest expense related to the sale of future revenue	61	59	2	3%	181	175	6	3%
Interest income and other income, net	(306)	(979)	673	(69)%	(3,115)	(2,703)	(412)	15%
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Manufacture and supply costs and expenses for the three months ended September 30, 2025 were relatively consistent with the manufacture and supply revenues recognized during the comparable period.
Research and development expenses decreased 14% or $739 for the three months ended September 30, 2025 compared to the same period in the prior year. The decrease in Research and development expenses is primarily due to lower clinical trial costs associated with the continued advancement of the Anaphylm program, partially offset by increases in share-based compensation expense due to acceleration of compensation due to severance.
The tables below provide a breakdown of the major costs included in total R&D expenses and project costs by type of expense for each of the main clinical development projects in which we are engaged for each period presented:

	Three Months Ended September 30,		Change
(In thousands)	2025	2024	$	%
Clinical Trials	$157	$2,107	$(1,950)	(93)%
Development and Manufacturing	47	44	3	7%
Product Research Expenses	577	426	151	35%
Total Project Expenses	781	2,577	(1,796)	(70)%
Preclinical	304	313	(9)	(3%)
R&D personnel costs	1,691	1,574	117	7%
Consulting and outside services	80	180	(100)	(56%)
Share-based compensation	1,310	310	1,000	323%
Depreciation/amortization	16	16	—	—%
All other R&D	348	299	49	16%
Total	$4,530	$5,269	$(739)	(14%)

The details of the project expenses are as follows:

	Three Months Ended September 30,
	2025	2024		2025	2024		2025	2024		2025	2024
	Total		% inc / dec	Anaphylm		% inc / dec	AQST-108		% inc / dec	Libervant		% inc / dec
Clinical Trials	$157	$2,107	(93%)	$315	$2,107	(85)%	$(158)	$—	N/M	$—	$—	N/M
Development and Manufacturing	47	44	7%	20	68	(71%)	27	(5)	N/M	—	(19)	N/M
Product Research Expenses	577	426	35%	577	426	35%	—	—	N/M	—	—	N/M
Total Project Expenses	$781	$2,577	(70%)	$912	$2,601	(65%)	$(131)	$(5)	N/M	$—	$(19)	N/M
Total project expenses for Anaphylm decreased 65%, or $1,689 over the comparable period in 2024. Anaphylm clinical trial expenses decreased $1,792, partially offset by increases in Anaphylm product research expenses of $151 due to the continued advancement of the Anaphylm program towards the PDUFA date of January 31, 2026. Total project expenses for AQST-108 decreased $126, over the comparable period in 2024. AQST-108 clinical trial expenses decreased $158 over the comparable period in 2024 due to a credit received from a vendor.
R&D share-based compensation increased by $1,000, or 323%, which was primarily due to acceleration of compensation due to severance. All other R&D expenses include rent, utilities, maintenance and other expenses and fees remained relatively unchanged.
Selling, general and administrative expenses increased 26% or $3,124 for the three months ended September 30, 2025 as compared to the same period in the prior year. The increase primarily represents higher commercial spending of approximately $1,780 in preparation for the launch of Anaphylm, higher legal fees of approximately $1,020, higher regulatory expenses related to Anaphylm of approximately $640, higher personnel costs of approximately $240, and higher share-based compensation expenses of approximately $170, partially offset by lower regulatory and licensing fees of $520 related to Libervant and lower consulting fees of approximately $160.
Interest expense was $2,779 and $2,780 for the three months ended September 30, 2025 and 2024, respectively. These amounts represent interest incurred on the outstanding 13.5% Notes, and amortization of the debt discount and capitalized debt issuance costs.
Interest expense related to amortization of the discount on the royalty obligations was $1,433 and $1,359 for the three months ended September 30, 2025 and 2024, respectively. These amounts are due to the accounting associated with the royalty obligations as part of the 13.5% Notes issuance.
Interest expense related to the sale of future revenue was $61 and $59 for the three months ended September 30, 2025 and 2024, respectively, and represents amortization of the issuance costs. These amounts are due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and do not represent or imply a monetary obligation or cash outflow at any time during the life of the transaction. In June 2023, Sunovion announced that it had voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets. Therefore, the Company likely will not receive any of the additional contingent payments under the Monetization agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022. See Note 16, Sale of Future Revenue to our Condensed Financial Statements for details.
Interest income and other income, net was $306 and $979 for the three months ended September 30, 2025 and 2024, respectively.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Manufacture and supply costs and expenses decreased 5% or $633 for the nine months ended September 30, 2025 compared to the same period in the prior year. The decrease was largely due to lower volume of strips sold and changes in product mix.
R&D expenses decreased 9% or $1,367 for the nine months ended September 30, 2025 compared to the same period in the prior year. The decrease in R&D expenses is primarily due to a decrease in clinical trial costs associated with the continued advancement of the Anaphylm program, partially offset by increases in share-based compensation, increases in product research expenses, and increases in personnel costs. The tables below provide a breakdown of the major costs included in total R&D expenses and project costs by type of expense for each of the main clinical development projects in which we are engaged for each period presented:

	Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%
Clinical Trials	$3,260	$7,194	$(3,934)	(55)%
Development and Manufacturing	148	238	(90)	(38%)
Product Research Expenses	1,450	798	652	82%
Total Project Expenses	4,858	8,230	(3,372)	(41)%
Preclinical	655	550	105	19%
R&D personnel costs	5,303	4,839	464	10%
Consulting and outside services	217	239	(22)	(9%)
Share-based compensation	2,048	788	1,260	160%
Depreciation/amortization	47	54	(7)	(13%)
All other R&D	868	663	205	31%
Total	$13,996	$15,363	$(1,367)	(9%)

The details of the project expenses are as follows:

	Nine Months Ended September 30,
	2025	2024		2025	2024		2025	2024		2025	2024
	Total		% inc / dec	Anaphylm		% inc / dec	AQST-108		% inc / dec	Libervant		% inc / dec
Clinical Trials	$3,260	$7,194	(55%)	$3,059	$6,591	(54)%	$201	$586	(66)%	$—	$17	N/M
Development and Manufacturing	148	238	(38%)	95	247	(62%)	53	10	430%	—	(19)	N/M
Product Research Expenses	1,450	798	82%	1,450	610	138%	—	188	N/M	—	—	N/M
Total Project Expenses	$4,858	$8,230	(41%)	$4,604	$7,448	(38%)	$254	$784	(68)%	$—	$(2)	N/M
Total project expenses for Anaphylm decreased 38%, or $2,844 over the comparable period in 2024. Anaphylm clinical trial expenses decreased $3,532 over the comparable period in 2024, partially offset by increases in Anaphylm product research expenses of $840 due to the continued advancement of the Anaphylm program towards the PDUFA date of January 31, 2026. Total project expenses for AQST-108 decreased $530 over the comparable period in 2024 due to a credit received from a vendor and due to clinical study and feasibility work for AQST-108 performed in the prior year period.
R&D personnel costs increased by 10%, or $464, for the nine months ended September 30, 2025 as compared to the same period in 2024, mostly due to one-time severance expense. R&D share-based compensation increased by $1,260, or 160%, which was primarily due to acceleration of compensation due to severance.
Selling, general and administrative expenses increased 38% or $12,856 for the nine months ended September 30, 2025 as compared to the same period in the prior year. The increase primarily represents higher commercial spending of approximately $5,950 in preparation for the launch of Anaphylm, regulatory fees related to the Anaphylm PDUFA fee of approximately $4,310, higher personnel costs of approximately $1,070, higher regulatory expenses related to Anaphylm of approximately $1,010, higher share-based compensation expenses of approximately $700, higher legal fees of approximately $630, and higher regulatory and licensing fees of approximately $620 related to Libervant, partially offset by decreases in severance costs of approximately $1,100, and lower insurance expenses of approximately $560.
Interest expense was $8,342 and $8,343 for the nine months ended September 30, 2025 and 2024, respectively. These amounts represent interest incurred on the outstanding 13.5% Notes, and amortization of the debt discount and capitalized debt issuance costs.
Interest expense related to amortization of the discount on the royalty obligations was $4,304 and $4,075 for the nine months ended September 30, 2025 and 2024, respectively. These amounts are due to the accounting associated with the royalty obligations as part of the 13.5% Notes issuance.

Interest expense related to the sale of future revenue was $181 and $175 for the nine months ended September 30, 2025 and 2024, respectively, and represents amortization of the issuance costs. These amounts are due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and do not represent or imply a monetary obligation or cash outflow at any time during the life of the transaction. In June 2023, Sunovion announced that it had voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets. Therefore, the Company likely will not receive any of the additional contingent payments under the Monetization agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022. See Note 16, Sale of Future Revenue to our Condensed Financial Statements for details.
Interest and other income, net was $3,115 and $2,703 for the nine months ended September 30, 2025 and 2024, respectively. The increase primarily represents a ERTC credit received in April 2025. In June 2024, the Company recorded a gain of $1,500 on the termination of a license and supply agreement, which was partially offset by the adjustment of $1,200 to the remaining balance of the intangible asset due to the termination of the agreement.
Liquidity and Capital Resources
Sources of Liquidity
We had $129,063 in cash and cash equivalents as of September 30, 2025. While our ability to execute our business objectives and achieve profitability over the longer term cannot be assured, our on-going business, existing cash and cash equivalents, expense management activities, potential asset sales or product outlicensing as well as access to the equity capital markets, including through the ATM facility, provide near term liquidity for us to fund our operating needs for at least the next twelve months as we continue to execute our business strategy.
We established our first ATM facility in September 2019, and since inception to September 30, 2025, we have sold 27,315,145 shares of Common Stock which has generated net cash proceeds of approximately $81,785, net of commissions and other transactions costs of $3,858. On April 3, 2024, we filed a new shelf registration statement on Form S-3 to register the offer and sale of up to $250,000 worth of shares of Common Stock, preferred stock, debt securities, warrants, rights and units ("Registration Statement No. 333-278498" or the "2024 Registration Statement"), that was effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement was a $100,000 ATM facility prospectus covering the offering, issuance and sale of Common Stock pursuant to the Amended Equity Distribution Agreement with Piper Sandler & Co.
During the three months ended September 30, 2025, there were no shares of Common Stock sold under the ATM facility. For the nine months ended September 30, 2025, the Company sold 7,457,627 shares of Common Stock under the ATM facility, which provided net proceeds of approximately $21,261 after deducting commissions and other transaction costs of $739. During the three months ended September 30, 2024, there were no shares of Common Stock sold under the ATM facility. For the nine months ended September 30, 2024, the Company sold 4,557,220 shares under the ATM facility which provided net proceeds of approximately $11,855 after deducting commissions and other transaction costs of $530. The remaining authorized balance of the ATM facility was $78,000 as of September 30, 2025.
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
In August 2023, we entered into the Letter Agreement with the Exercising Holder of 5,000,000 of the remaining Common Stock Warrants. Pursuant to the Letter Agreement, the Exercising Holder and Aquestive agreed that the Exercising Holder would exercise all of its Existing Warrants at the then current exercise price of the Existing Warrants. The Exercising Holder subsequently exercised the Existing Warrants, with Aquestive receiving gross proceeds of $4,800. We also issued to the Exercising Holder New Warrants to purchase up to an aggregate of 2,750,000 shares of Common Stock. The New Warrants are exercisable after February 2, 2024, expire on February 2, 2029 and are exercisable only for cash, unless the shares of Common Stock underlying the New Warrants are not registered in accordance with the terms of the Letter Agreement, in which case the New Warrants may also be exercised by means of a "cashless exercise". The New Warrants have an exercise price of $2.60 per share. During the nine months ended September 30, 2025, 550,000 shares were issued upon the exercise of warrants with the Company receiving proceeds of $1,430 as it relates to the Warrants issued under Securities Purchase Agreements.
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
On March 22, 2024, we completed an underwritten public offering of 16,666,667 shares of our common stock at the public offering price of $4.50 per share. In addition, pursuant to the partial exercise of the underwriters' option, on April 22, 2024, we sold an additional 559,801 shares of Common Stock. Net proceeds from the 2024 Underwritten Public Offering, including the exercise of underwriters' option, were $72,868, after deducting underwriting discounts of $4,651. In addition to the underwriting discounts related to this offering, we incurred professional fees and other costs totaling $894.
On August 13, 2025, we entered into a purchase and sale agreement with funds managed by RTW Investments LP. Under the terms of the Purchase Agreement, in exchange for the Purchaser's payment to the Company of a purchase price of $75,000, upon approval of Anaphylm by the FDA by a specified date, the refinancing of the Company’s existing 13.5% Notes and certain other customary conditions, the Company agreed to a sale of assigned interests to the Purchaser, including a right for the Purchaser to tiered revenue share payments ranging from 7.5% to 1.0% of net sales (as defined in the Purchase Agreement) (and 9.5% for the subsequent calendar year period if net sales do not achieve specified level in a calendar year period beginning in 2027) in the United States. Revenue share payments commence in the first fiscal quarter in which the first commercial sale of Anaphylm in the United States after the closing of the transaction. Revenue share payments will cease upon the Purchaser's receipt of $187,500 by December 31, 2035 or $225,000 thereafter. The Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness (which restrictions are eliminated after the achievement by the Purchaser of a specified return on its investment), and other provisions customary for transactions of this nature, in each case subject to certain exceptions set forth in the Purchase Agreement.
On August 14, 2025, we completed an underwritten public offering of 21,250,000 shares of our common stock at the public offering price of $4.00 per share. Net proceeds from the 2025 Underwritten Public Offering were $79,900, after deducting underwriting discounts of $5,100. In addition to the underwriting discounts related to this offering, we incurred estimated professional fees and other costs totaling $437.
Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used for operating activities	$(43,963)	$(29,270)
Net cash used for investing activities	(477)	(144)
Net cash provided by financing activities	101,957	83,435
Net increase in cash and cash equivalents	$57,517	$54,021
Net cash used for operating activities
Net cash used for operating activities for the nine months ended September 30, 2025 increased by $14,693 compared to the same period in the prior year. The increase in cash used for operating activities was primarily related to the increase in net loss of $24,842, increases in trade and other receivables of $3,185, and increases in inventories of $1,588, partially offset by changes in deferred revenue of $12,283 which were mostly attributed to the recognition of deferred revenues due to the termination of license and supply agreements during the nine months ended September 30, 2024. Other changes included an increase in share-based compensation of $1,552 as compared to the nine months ended September 30, 2024.
Net cash used for investing activities
Net cash used for investing activities for the nine months ended September 30, 2025 increased by $333 compared to the same period in the prior year. The use of cash was related to capital expenditures.
Net cash provided by financing activities
Net cash provided by financing activities for the nine months ended September 30, 2025 increased by $18,522 compared to the same period in the prior year. The increase was primarily related to net proceeds of $79,728 from the 2025 Underwritten Public Offering as compared to net proceeds of $71,974 from the 2024 Underwritten Public Offering received in the same period in the prior year, higher ATM proceeds of $9,410 due to higher volumes and Common Stock prices as compared to the nine months ended September 30, 2024, and $1,430 in net proceeds from exercise of warrants during the current year.

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
We have used and intend to continue to use our existing cash and cash equivalents, primarily to advance the development and commercialization of our product pipeline and for working capital, capital expenditures and general corporate purposes. We can provide no assurance that any sources of funding, either individually or in combination, will be available on reasonable terms, if at all, or sufficient to fund our business objectives. In addition, we may be required to utilize available financial resources sooner than expected. We have based our expectation on assumptions that could change or prove to be inaccurate, due to unrelated factors including factors arising in the capital markets, asset monetization markets, regulatory approval process, and regulatory oversight and other factors. Key factors and assumptions inherent in our planned continued operations and anticipated growth include, without limitation, those related to the following:
•continued ability of our customers to pay, in a timely manner, for presently contracted and future anticipated orders for our manufactured products, including effects of generics and other competitive pressures as currently envisioned;
•approval of Anaphylm by the FDA;
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
We expect to continue to manage business costs to appropriately reflect the anticipated general decline in Suboxone revenue, and other external resources or factors affecting our business including, if available, future equity financing, other future access to the capital markets or other potential available sources of liquidity. In doing so, we plan to continue to focus on the core drivers of value for our stockholders, including, more importantly, continued investments in our ongoing product development activities in support of Anaphylm and AQST-108. Until profitability is achieved, if at all, additional capital and/or other financing or funding will be required, which could be material, to develop and commercialize our product pipeline, including AQST-108 and, if approval of Anaphylm by the FDA is delayed beyond the scheduled PDUFA date, to fund additional development and commercial activities that may be required by the FDA for Anaphylm, and to meet our other cash requirements, including debt service, specifically our 13.5% Notes. Even as such, we expect to incur losses and negative cash flows for the foreseeable future and, therefore, we expect to be dependent upon external financing and funding to achieve our operating plan.
The sufficiency of our short-term and longer-term liquidity is directly impacted by our level of operating revenues and our ability to achieve our operating plan for revenues, regulatory approval in the time period planned for our product candidates and licensed rights within planned timeframes, and there can be no assurance that we will be successful in any transaction. Our operating revenues have fluctuated in the past and can be expected to fluctuate in the future. We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and we have a significant level of debt on which we have substantial ongoing interest payments, have principal repayments related to our 13.5% Notes starting in June 2026 through the debt maturity date and royalty obligation payments projected to be made from the fourth quarter of 2024 to 2034, which are further discussed in Note 14, Long-Term Debt to our Condensed Financial Statements. A substantial portion of our current and past revenues has been dependent upon our licensing, manufacturing and sales with one customer, Indivior, which is expected to continue, and it could take significantly longer than planned to achieve anticipated levels of cash flows to help fund our operations and cash needs.
We are currently engaging in plans to commercialize Anaphylm through our own sales force in the United States, should Anaphylm be approved by the FDA. We will need to raise significant funding to support the continued commercialization of Anaphylm over the long-term, in addition to the funds we may receive under the Purchase Agreement and the funds we received in the 2025 Underwritten Public Offering. To the extent such additional financing through debt or debt-like instruments is required, we may have increased repayment obligations and potential limits on our flexibility to raise additional debt. To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience further dilution, and the terms of these securities could include liquidation or other preferences (if and to the extent permitted under the Indenture) that would adversely affect our stockholders’ rights. Our ability to secure additional equity financing could be significantly impacted by numerous factors including our operating performance and prospects, positive or negative developments in the regulatory approval process for our product candidates, our existing level of debt which is secured by substantially all of our assets under the Indenture, and general financial market conditions, and there can be no assurance that we will continue to be successful in raising capital or that any such needed financing will be available on favorable or acceptable terms, if at all.
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
As of September 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
For more information on Legal Proceedings, see Part I Item I. Financial Statements (Unaudited), Note 20, Contingencies.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully review and consider the information regarding certain risks and uncertainties facing the Company that could have a material adverse effect on our business prospects, financial condition, results of operations, liquidity and available capital resources set forth in Part I, Item 1A of Aquestive’s 2024 Annual Report on Form 10-K and Part II, Item 1A of the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 2025 and the three months ended June 30, 2025.
The government shutdowns could delay FDA approval of our product candidates, which could have a material adverse impact on our business, financial condition and liquidity.

Our business is substantially dependent on timely regulatory action by the FDA, particularly for approval of Anaphylm, our lead product candidate. The FDA has assigned a PDUFA target action date of January 31, 2026 for Anaphylm, and we are planning to initiate a product launch in Q1 2026, if approved by the FDA. A government shutdown could significantly delay or disrupt the FDA's review and approval processes. During past government shutdowns, the FDA has suspended routine establishment inspections, delayed review of pending applications, and ceased communications with sponsors except for mission-critical activities. Any delay in FDA action on Anaphylm or our other product candidates could have significant consequences for our business. To date, we have not been advised by the FDA of any proposed delay by the FDA of Anaphylm related to the government shutdown.
In particular, we have entered into a purchase and sale agreement with RTW Investments LP under which we would receive $75,000 upon approval of Anaphylm by the FDA by a specified date. A government shutdown that delays FDA approval beyond this specified date could cause us to delay receipt of this payment, which would materially adversely affect our liquidity and ability to fund operations. In addition, we are currently engaging in plans to commercialize Anaphylm through our own sales force in the United States and will need to raise significant funding to support these commercialization efforts. Any delay in FDA approval would delay our commercialization timeline and could increase our costs. We have limited control over the timing, duration, or frequency of potential government shutdowns. Extended or repeated shutdowns could cause cumulative delays that could be difficult or impossible to recover. While the FDA has historically prioritized certain public health activities during shutdowns, there is no guarantee that review of our applications would be deemed a priority.
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
If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for our product candidates as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our product candidates, which could materially adversely impact our competitive position and prospects. Even if we are permitted to pursue the 505(b)(2) regulatory pathway for a product candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate and we may receive negative feedback from the FDA during the review process, including deficiency letters, complete response letters, or requests for additional information that could significantly delay approval. A complete response letter from the FDA would require us to address the deficiencies identified before resubmission, potentially requiring additional clinical trials, reformulation, or other costly and time-consuming measures. Such regulatory setbacks could materially delay our ability to commercialize our product candidates and adversely impact our competitive position.
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
As with many pharmaceutical and biological products, treatment with our products or product candidates may produce undesirable side effects or adverse reactions or events. Although the nature of our products or product candidates as containing active ingredients that have already been approved means that the side effects arising from the use of the active ingredient or class of drug in our products or product candidates is generally known, our products or product candidates may still cause undesirable side effects. These could be attributed to the active ingredient or class of drug or to our unique formulation of such products or product candidates, or other potentially harmful characteristics. Such characteristics could cause us, our IRBs, clinical trial sites, the FDA or other regulatory authorities to interrupt, delay or halt clinical trials and could result in a more condition and prospects significantly. Additionally, safety concerns identified during FDA review could result in the issuance of a complete response letter refusing approval until such concerns are adequately addressed, or could lead to requests for additional safety data, expanded clinical trials, or more restrictive labelling than initially proposed.
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
• issue a complete response letter or additional information requests;
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
Considering widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs that may, for example, restrict distribution of drug products after approval. The FDAAA grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the FDAAA authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. The FDAAA also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of this law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to provide additional clinical or preclinical data for any of our approved drug products, the indications for which that product candidate was approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize any approved product may be otherwise adversely impacted.
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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Chief Executive Officer Daniel Barber adopted a written sales plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the "Barber Plan") on September 15, 2025. The Barber Plan will commence on December 15, 2025 and ends on January 29, 2027. The maximum number of shares to be sold under the Barber Plan is 485,500 shares and no shares have been sold as of the date of this Report; the actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the Barber Plan.
Director Julie Krop adopted a written sales plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the "Krop Plan") on September 15, 2025. The Krop Plan will commence on December 15, 2025 and ends on June 30, 2026. The maximum number of shares to be sold under the Krop Plan is 88,000 shares and no shares have been sold as of the date of this Report; the actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the Krop Plan.
Chief Operating Officer Cassie Jung terminated her 10b5-1 plan on October 21, 2025.

Item 6.    Exhibits
The exhibits listed below are filed or furnished as part of this report.

Number	Description
10.1*	Purchase and Sale Agreement by and between Aquestive Therapeutics, Inc. and 4010 Royalty Investments ICAV, dated as of August 13, 2025**
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101)
* Filed herewith.
** Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such portions are both (i) not material and (ii) are the type that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Somerset, State of New Jersey.

Aquestive Therapeutics, Inc. (REGISTRANT)

Date:	November 5, 2025	/s/ Daniel Barber
Daniel Barber
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2025	/s/ A. Ernest Toth, Jr.
A. Ernest Toth, Jr.
Chief Financial Officer
(Principal Financial Officer)