Form 10-K
period 2025-12-31
Aquestive Therapeutics, Inc.
filed 2026-03-04
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $291.6 million based on the closing price of the registrant’s common stock on such date.

The number of outstanding shares of the registrant’s par value $0.001 common stock as of the close of business on March 2, 2026 was 122,045,049.

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2026 Annual Meeting of Shareholders within 120 days of the end of its fiscal year ended December 31, 2025. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION
12.5% Notes	12.5% Senior Secured Notes redeemed on November 1, 2023
13.5% Notes	13.5% Senior Secured Notes
2024 Underwritten Public Offering	Capital raise of gross proceeds of $77,519, including partial exercise of the underwriters' option for $2,519
2025 Underwritten Public Offering	Capital raise of gross proceeds of $85,000
ABL	Asset-Based Lending
ADHD	Attention Deficit Hyperactivity Disorder
AED	Antiepileptic drug
AI	Artificial Intelligence
ALS	Amyotrophic Lateral Sclerosis
Amendment	Amendment No. 1 to the Purchase and Sale Agreement
ANDA	Abbreviated New Drug Application
ANVISA	Brazilian Health Regulatory Agency
API	Active Pharmaceutical Ingredients
AQST	Common Stock symbol for Aquestive Therapeutics, Inc.
ARO	Asset Retirement Obligations
ARS	Acute Repetitive Seizures
ASC	Accounting Standards Codification
Assertio	Assertio Holdings, Inc.
Assertio Agreement	License Agreement between Aquestive and Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings,
ASU	Accounting Standards Updates
ATM	At-The-Market facility for the purchase of AQST Common Stock
Audit Committee	Audit Committee of the Board of Directors
BBA	Bipartisan Budget Act of 2018
cGMP	current Good Manufacturing Practices
CMC	Chemistry, Manufacturing and Controls
CMS	Centers for Medicare & Medicaid Services
CNS	Central Nervous System
CODM	Chief Operating Decision Maker
Common Stock	Common Stock, par value $0.001 per share, of the Company
Common Stock Warrants	Warrants issued with private placement of up to $100,000 aggregate principal of 12.5% Notes originally due 2025
CSIRT	Company’s Cybersecurity Incident Response Team
Cosmed	CosMed Industria De Cosmeticos E Medicamentos S.A
COSO	Committee of Sponsoring Organization of the Treadway Commission
CRL	Complete Response Letter (FDA)
CROs	Contract research organizations
DEA	Drug Enforcement Agency
DSCSA	Drug Supply Chain Security Act
EBIT	Earnings before interest and taxes
EMA	European Medicines Agency
EoP2	End-of-Phase 2
EPO	European Patent Office

EPS	Earnings (loss) per share
ERTC	Employee Retention Tax Credit
ESPP	Employee Stock Purchase Plan
EU	European Union
Exchange Act	Securities Exchange Act of 1934
Existing Warrants	Common Stock Purchase Warrants with the holder of the remaining 5,000,000 warrants
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDAAA	The Food and Drug Administration Amendments Act of 2007
FDCA	The Federal Food, Drug, and Cosmetic Act
FDIC	Federal Deposit Insurance Corporation
FDII	Foreign Derived Intangible Income
First Amendment	First amendment to the Sunovion License Agreement
GAAP	Generally Accepted Accounting Principles
GCP	Good Clinical Practice
GLP	Good Laboratory Practice
Haisco	Haisco Pharmaceutical Group Co., Ltd.
Haisco Agreement	License, Development and Supply Agreement with Haisco, a Chinese limited company listed on the Shenzhen Stock Exchange
HCP	Healthcare provider
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
HF	Human Factors
IND	Investigational New Drug Application
Indenture Agreement	Agreement governing the 13.5% Senior Secured Notes
Indivior	Indivior UK Limited (formerly, Reckitt Benckiser Pharmaceuticals Inc and Indivior Inc.)
Indivior Amendment 11	Amendment No. 11 to the Indivior License Agreement
Indivior License Agreement	Commercial Exploitation Agreement with Reckitt Benckiser Pharmaceuticals, Inc. (with subsequent amendments collectively)
IM	Intramuscular
IRB	Institutional Review Board
Lincoln Park	Lincoln Park Capital Fund, LLC
Marathon	Marathon Asset Management
MHRA	Medicines and Healthcare Products Regulatory Agency
Monetization Agreement	Purchase and Sale Agreement between Aquestive and Sunovion
MSSP	Managed Security Services Provider
MTPA	Mitsubishi Tanabe Pharma Holdings America, Inc.
N/M	Not Meaningful, used in percentage changes
Nasdaq	The Nasdaq Stock Market
NDA	New Drug Application
NDS	New Drug Submission
New Warrants	Warrants to purchase 2,750,000 shares of Common Stock
NIH	National Institutes of Health
NIST CSF	National Institute of Standards and Technology Cybersecurity Framework
ODE	Orphan Drug Exclusivity
PD	Pharmacodynamics
PDMA	The U.S. Prescription Drug Marketing Act
PDUFA	Prescription Drug User Fee Act

Pharmanovia	Atnahs Pharma UK Limited, a company registered in England and Wales
Pharmanovia Agreement	License and Supply Agreement with Atnahs Pharma UK Limited,
Pharmanovia Amendment	Amended License and Supply Agreement with Atnahs Pharma UK Limited as of March 27, 2023
PK	Pharmacokinetic
PPACA	Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010
PTO	United States Patent and Trademark Office
Purchase and Sale Agreement	Purchase and sale agreement with funds managed by RTW Investments LP
Purchaser	RTW Investments LP
Purchase Price	$75,000
R&D	Research and development
REMS	Risk Evaluation and Mitigation Strategy
Royalty Obligations	Liability related to the Royalty Rights Agreements
Royalty Rights Agreements	Royalty Rights Agreements, component of 13.5% Senior Secured Notes
RTW	RTW Investments, L.P
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Securities Purchase Agreements	Securities Purchase Agreements with certain purchasers entered into on June 6, 2022
Sunovion	Sunovion Pharmaceuticals Inc
Sunovion License Agreement	KYNMOBI Commercialization Agreement
Territory	Certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa under the Pharmanovia Agreement
TGA	Australian Government Department of Health’s Therapeutics Goods Administration
Zambon	Zambon S.p.A.
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm, Inc.)

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

These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of our product candidate Anaphylm™ (dibutepinephrine) Sublingual Film through clinical development and approval by the FDA, including our ability to address the concerns raised by the FDA in the CRL dated January 30, 2026, and for the FDA to approve Anaphylm or whether the FDA may request further information from us, disagree with our findings or otherwise undertake a lengthy review of our resubmission, and challenges regarding the following commercial launch of Anaphylm, if approved by the FDA; the advancement and related timing of potential international regulatory filings and marketing authorization of Anaphylm outside of the U.S.; that Anaphylm’s potential to be the first and only oral administration of epinephrine and to be accepted as an alternative to existing standards of care, if approved by the FDA; the expected growth of the U.S. epinephrine market including in value and the opportunity such growth presents to the Company should Anaphylm be approved by the FDA; the potential benefits Anaphylm could bring to patients, if approved by the FDA; the advancement, growth and related timing of our Adrenaverse™ pipeline epinephrine prodrug product candidates, including AQST-108 (epinephrine) Topical Gel, through clinical development and FDA regulatory approval process, including design and timing of clinical studies including those necessary to support the targeted indication of alopecia areata for AQST-108; the potential sale or outlicensing of Anaphylm, Libervant or other product candidates; the advancement and related timing of our product candidate Libervant® (diazepam) Buccal Film for the indicated epilepsy patient population aged between 6 and 11 years through clinical development and FDA regulatory approval and the following launch of Libervant for this patient population if approved by the FDA; the approval for U.S. market access of Libervant for the epilepsy patient population aged 6 years and older and overcoming the orphan drug market exclusivity of an FDA approved nasal spray product of another company extending to January 2027 for these patients; the commercial opportunity of Libervant, Anaphylm, AQST-108 and our other product candidates, including potential revenues (including projected peak annual sales) generated from commercialization of these products, should these product candidates be approved by the FDA; the focus on continuing to manufacture Suboxone®, Emylif®, Sympazan®, Ondif® and other licensed products; the potential growth of our patent portfolio including the extension of patent protection for Anaphylm should the pending patents be approved by the PTO; the potential benefits our products and product candidates could bring to patients; the achievement of clinical and commercial milestones, product orders and fulfillment; our cash requirements, cash funding and cash burn; short-term and longer term liquidity and the ability to fund our business operations; our growth and future financial and operating results and financial position, including with respect to our 2026 financial outlook; and business strategies, market opportunities, and other statements that are not historical facts.

These forward-looking statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with our development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials and plans, including those relating to Anaphylm, AQST-108, and our other product candidates; risk of delays in advancement of the regulatory approval process through the FDA of our product candidates, including the filing of the respective NDAs, for Anaphylm, AQST-108, Libervant for patients aged between 6 and 11 and other product candidates, or failure to receive FDA approval at all of any of these product candidates; risk of FDA inspections of manufacturing and clinical study sites for any of our product candidates, including Anaphylm; risk of government shutdowns or actions to reduce government workforces on the ability of the FDA to act on the approval of our product candidates, including Anaphylm; risk of the Company’s ability to generate sufficient clinical and other human factor data, including with respect to our submission of PK/PD comparability data for FDA approval of Anaphylm; risks associated with our ability to address the FDA’s comments on and identified deficiencies in our NDA, including the concerns raised by the FDA in the Complete Response Letter dated January 30 2026 issued to the Company for approval of Anaphylm; risks associated with the success of any competing products, including generics; risks and uncertainties inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); risk of development of a sales and marketing capability for commercialization of our product candidates, including Anaphylm, if approved by the FDA; risks associated with the potential impact on the value of the Company of the sale or outlicensing of our product and product candidates, including Libervant and Anaphylm and other product candidates; risk of insufficient capital and cash resources, including insufficient access to available debt and equity financing, including under our ATM facility, and revenues from operations, to satisfy all of our short-term and longer-term liquidity and cash requirements to support our growth strategy, and other cash needs, at the times and in the amounts needed, including to commence principal payments on our 13.5% Senior Secured Notes in 2026, and to fund future clinical development and commercial activities for our product candidates, including Anaphylm, AQST-108 and Libervant should these product candidates be approved by the FDA; risk of the impact of our obligations under the Company's Purchase Agreement and the Royalty Rights Agreement with third parties, each of which agreements requires the Company to make

Table of Contents
payments to each counterparty thereof, respectively, of a portion of our revenues, on our ability to contribute to the funding of our operations and the payment of principal and interest on our debt; the risk of our obligations under such Purchase Agreement relating to the Company’s 13.5% Senior Secured Notes and Royalty Rights Agreement impacting our ability to refinance our 13.5% Senior Secured Notes; risk that our manufacturing capabilities will be insufficient to support demand of our product candidates in the U.S. and abroad, including Anaphylm, if such product candidates should be approved by the FDA and other regulatory authorities, and our licensed products in the U.S. and abroad; risk of eroding market share for Suboxone® as a sunsetting product, which accounts for a substantial part of our current operating revenue; risk of default of our debt instruments; risks related to the outsourcing of certain sales, marketing and other operational and staff functions to third parties; risk of the rate and degree of market acceptance in the U.S. and abroad of Anaphylm, AQST-108, Libervant and our other product candidates, should these product candidates be approved by the FDA and other regulatory authorities, and for our licensed products in the U.S. and abroad; risk associated with the size and growth of our product markets; risk associated with our compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to our products; risk that our patent applications for our product candidates, including for Anaphylm, will not be timely issued, or issued at all, by the PTO or, if issued, will be sufficient to provide long-term commercial success of these product candidates; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business, including relating to our products and product candidates and product pricing, reimbursement or access therefor; risk of loss of significant customers; risks related to claims and legal proceedings against us including patent infringement, securities, business torts, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; risks related to any disruptions in our information technology networks and systems, including the impact of cybersecurity attacks; risk of increased cybersecurity attacks and data accessibility disruptions due to remote working arrangements; risk of adverse developments affecting the financial services industry; risks related to inflation and changing interest rates; risks related to the impact of pandemic diseases on our business; risks and uncertainties related to general economic, political (including the Ukraine and Israel wars and other acts of war and terrorism), business, industry, regulatory, financial and market conditions and other unusual items; risks related to uncertainty about presidential administration initiatives and their impact on our business, including imposition of government tariffs and other trade restrictions; and other uncertainties affecting the Company including those described in the "Risk Factors" section and in other sections included in this Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q, and in our Current Reports on Form 8-K filed with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date made. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update forward-looking statements, or outlook or guidance after the date of this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, except as may be required by applicable law. Readers should not rely on the forward-looking statements included in this Annual Report on Form 10-K as representing our views as of any date after the date of the filing of this Annual Report on Form 10-K.

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

Item 1.    Business Overview
Aquestive is a pharmaceutical company advancing medicines to bring meaningful improvement to patients' lives through innovative science and delivery technologies. We are developing pharmaceutical products to deliver complex molecules through administrations that are alternatives to invasive and inconvenient standard of care therapies. We are advancing our late stage non-device based epinephrine prodrug product candidate for the treatment of severe allergic reactions, including anaphylaxis, under the "Anaphylm™" trade name, and our AdrenaVerse™ epinephrine prodrug pipeline platform. We have four licensed commercialized products which are marketed by our licensees in the U.S. and around the world. We are the exclusive manufacturer of these licensed products. Aquestive also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. Our production facilities are located in Portage, Indiana, and our corporate headquarters and primary research laboratory facilities are based in Warren, New Jersey.
We manufacture licensed products at our facilities and anticipate that our current manufacturing capacity is sufficient for commercial quantities of our licensed products and proprietary product candidates currently in development. Our facilities have been inspected by the FDA, TGA, and DEA, and are subject to inspection by all applicable health agencies, including ANVISA and EMA. Not all proprietary or collaborative or licensed products of the Company that may be commercially launched in the future will necessarily be manufactured by us.

PharmFilm® – Our Oral Film Technology
We are presently the worldwide leader in oral film drug delivery and manufacturing, having historically supplied the substantial majority of the world’s oral films for prescription pharmaceutical use and having shipped more than two billion doses to patients worldwide. We developed our PharmFilm technology to provide meaningful clinical and therapeutic advantages over other existing dosage forms and, in turn, to improve the lives of patients and caregivers. PharmFilm is comprised of proprietary polymer compositions that serve as film formers to APIs and excipients in place. Proprietary and patent-protected compositions, formulations and manufacturing techniques and technology, and methods of treatment are employed to ensure that the API is distributed uniformly throughout the film and that target absorption levels are achieved. Our proprietary technology and manufacturing processes enable PharmFilm to be engineered to fit a variety of target product profiles in order to best address unmet patient needs present within specific disease states. PharmFilm, which is similar in thickness and size to a postage stamp, can be administered via buccal, sublingual or lingual oral delivery.

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
•customizable delivery routes for tailored PK profiles (buccal, sublingual or lingual); and
•customizable taste profiles.
AdrenaVerse™ – Our Epinephrine Prodrug Platform Technology
Our AdrenaVerse™ platform contains a library of over twenty epinephrine prodrug product candidates intended to control absorption and conversion rates across a variety of possible dosage forms and delivery sites. Epinephrine plays a critical role in immune suppression but, until now, its role has been limited due to issues in the absorption and conversion of epinephrine in the human body. We believe that our AdrenaVerse platform has demonstrated the ability to harness the therapeutic potential of epinephrine through highly differentiated prodrug formulations, which can achieve absorption, provide sustained local exposure and reduce systemic exposure. The AdrenaVerse platform makes it possible to deliver epinephrine locally across mucosal surfaces and the skin and, therefore, we believe that it has the potential to yield multiple product candidates focused on treating a range of diseases. The Company’s pipeline includes Anaphylm™ (dibutepinephrine) sublingual film and AQST-108 (epinephrine) topical gel, which are both product candidates emerging from the Company’s AdrenaVerse epinephrine prodrug platform.

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

Proprietary Growth Drivers
Complex Molecule Portfolio
We have developed a proprietary pipeline of complex molecule-based product candidates as alternatives to invasively administered standard of care therapeutics addressing large market opportunities. The active programs in our complex molecule pipeline portfolio are:
•Anaphylm® (dibutepinephrine) sublingual film – the first and only non-device based, orally delivered epinephrine prodrug product candidate in development that has shown clinical results comparable to auto-injectors (such as EpiPen® and Auvi-Q®) for the emergency treatment of allergic reactions, including anaphylaxis. Epinephrine is the standard of care in the treatment of anaphylaxis and is typically administered via intramuscular injection, including manual auto-injectors such as EpiPen and Auvi-Q, which require patients or their caregivers to inject epinephrine into the patient’s thigh during an emergency allergic reaction. As a result of this route of administration, many patients and their caregivers are reluctant to use injectable products. In August 2024, a nasal spray device was approved by the FDA for the treatment of severe allergic reactions, including anaphylaxis. However, Anaphylm would, if approved by the FDA, allow a patient to simply place a dissolvable strip, approximately the size and weight of a postage stamp, under the tongue, providing an appropriate medication where it is needed and when it is needed.
Recent Regulatory Updates
Aquestive completed the Anaphylm NDA submission to the FDA in the first quarter of 2025. On June 16, 2025, the NDA submission was accepted by the FDA and a PDUFA target action date of January 31, 2026 was assigned. The Company was informed in September that the FDA would not hold an Advisory Committee meeting regarding the approval of Anaphylm. Throughout the review period the Company was engaged with and responded to information requests from the FDA. As the PDUFA data approached, the FDA notified the Company that it had identified deficiencies in the NDA that precluded discussion of labeling and post-marketing commitments and that the FDA review remained ongoing. The FDA did not provide further information about the deficiencies, despite the Company's efforts to be informed of and resolve the issues.
On January 30, 2026, the Company received a CRL that focused on administration and labeling guidance. The FDA cited deficiencies in the Anaphylm HF validation study. These included instances of difficulty opening the pouch and incorrect film placement which, if unaddressed, the FDA believes could cause significant safety issues in the setting of anaphylaxis. To resolve the FDA’s concerns, the Company has modified the pouch opening, instructions for use, pouch and carton labeling, and plans to conduct a new HF validation study with these modifications. The Company also plans to further address potential tolerability issues in its resubmission of the NDA. Clinical trial results submitted as part of the NDA regarding comparability to approved auto-injectors (such as EpiPen® and Auvi-Q®), such as bracketing, repeat dose, and sustainability, were not questioned in the CRL. In addition, there were also no CMC issues noted in the CRL. Due to the requirements related to HF, FDA's clinical pharmacology division requested a single PK study to understand the impact of any modifications to packaging and labeling. The Agency indicated that the HF and PK studies can be conducted in parallel. No additional studies were requested in the CRL. The Company plans to closely work with the Agency to achieve approval for Anaphylm as expeditiously as possible. As an initial step, the Company requested a Type A meeting with the FDA to discuss the most efficient path forward for resubmission. Based on its initial review of the CRL, the Company estimates resubmission of the NDA in Q3 2026, assuming completion of the HF and PK studies and expected typical response times from the FDA. The Company plans to request accelerated review of the resubmission by the FDA, but no expedited review by the FDA can be guaranteed.

The Company is concurrently pursuing regulatory strategies outside the United States. The Company received positive feedback from the EMA that no further clinical trials are needed prior to regulatory approval submission. Aquestive is working towards submission of its marketing authorization application in Europe as well as its NDS in Canada in 2026. The Company also expects to receive feedback from the MHRA in the United Kingdom in the coming weeks. The Company believes that these markets represent important opportunities to expand access to the Company's non-invasive epinephrine therapy globally.
Clinical Development of Anaphylm
The Company believes that the original Anaphylm NDA submission is supported by a comprehensive clinical development program consisting of eleven independent clinical studies with approximately 967 total administrations across 411 subjects, including 840 single-dose and 127 repeat-dose exposures of Anaphylm. As part of the clinical development program, Aquestive conducted a first-of-its-kind oral allergy syndrome study, which demonstrated Anaphylm's performance in a real-world, allergen-induced setting. The program demonstrated that Anaphylm delivers a PK profile comparable to the leading epinephrine auto-injectors. These studies showed that Anaphylm was generally well-tolerated and had a safety profile similar to that of epinephrine.

On February 24, 2022, following a Phase 1 clinical study conducted by the Company outside of the U.S., the FDA cleared our IND for Anaphylm, allowing for clinical investigation of Anaphylm in the U.S. The FDA confirmed that the 505(b)(2) regulatory approval pathway is acceptable for the development of Anaphylm. The FDA granted Fast Track designation of Anaphylm in March 2022.
Throughout 2022 and 2023, we reported positive topline data from several clinical studies evaluating multiple oral film formulations and dosage strengths of Anaphylm in healthy adult subjects, including cross over studies comparing the PK and PD of epinephrine delivered via Anaphylm compared to current standards of care, EpiPen® and IM injectors. These studies demonstrated that treatment with Anaphylm was well tolerated, with no serious adverse events, significant medical events, or treatment-related severe adverse events reported. The data from these clinical studies formed the basis for the EOP2 meeting with the FDA in December of 2022, which provided clarity as to the FDA’s expectations regarding key clinical program areas for design of revised dosing instructions expected for use in our pivotal clinical trial.
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
In July 2024, we reported positive topline data from the self-administration PK study of Anaphylm. The single-dose, three-period, randomized crossover study was designed to compare the PK and PD of Anaphylm self-administered, Anaphylm HCP-administered, and Adrenalin IM injection HCP-administered. The primary PK parameters were the Cmax and the AUC exposures, at predefined time points after dosing in 36 healthy adult subjects. The median time to maximum concentration (Tmax) was 15 minutes for both the Anaphylm self-administered and HCP-administered arms, while the median Tmax for the Adrenalin IM injection HCP-administered arm was 50 minutes post-administration. Also, there was no statistical difference between the Anaphylm self-administered and HCP- administered arms of the study based on a comparison of epinephrine exposures across the first 60 minutes post-administration. Topline PD data from the study showed no difference in the median increase in systolic blood pressure, diastolic blood pressure, and heart rate whether Anaphylm was self-administered or HCP-administered.

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
Also in October 2024, at the American College of Allergy, Asthma and Immunology 2024 Annual Meeting, we presented results from a subsequent analysis of our pivotal study data demonstrating Anaphylm's consistent PK and PD profile regardless of variable placement or intraoral movement. The analysis showed that 87.5% of subjects maintained consistent film placement during disintegration. In the 12.5% of subjects where movement was noted, there were no significant differences in Cmax and Tmax. These findings further demonstrate that initial placement or subsequent movement of the sublingual film had no impact on epinephrine PK or PD comparability to epinephrine autoinjectors.
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
The pediatric study in subjects from the ages of 7 to 17 (weight greater than or equal to 30 kgs) was completed with positive topline data reported on April 1, 2025. A total of thirty-two patients completed the study. The PK results were consistent with previous adult studies. Anaphylm was shown to be safe and well-tolerated with no serious adverse events reported in this pediatric study.
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
AQST-108 is composed of the prodrug dipivefrin which is enzymatically cleaved into epinephrine after administration. AQST‑108 is a topically delivered adrenergic agonist prodrug, which we believe has the potential to support the re-establishment of immune privilege in the hair follicle and we are pursuing its development for the possible treatment of alopecia areata, which is an autoimmune disease leading to hair loss on the scalp, face and, in more severe cases, other body areas. We completed the first human clinical trial for AQST-108. The two-part trial was designed to assess the safety and local tolerability of AQST-108. Part 1 was designed as a single ascending dose escalation study to assess the safety and PK of five different dose levels. The 1.0% dose of AQST-108 was chosen based on the down selection from the highest dose to move into the Part 2 study of the development program. In Part 2, three formulations based on excipient variations were evaluated in twelve healthy subjects. In Parts 1 and 2, no serious adverse events or topical adverse events were observed. In Part 2, the calculated percentage of AQST-108 observed in the skin remained consistent across all studied formulations and zero post-dose AQST-108 concentrations in plasma were observed. We opened an IND for this product candidate in the fourth quarter of 2025. We are continuing pre-clinical development and toxicology studies for AQST-108. Dosing of subjects in a second Phase 1 clinical trial was successfully completed in the first quarter of 2026 and the data readout from the study is expected in Q2 2026. This study is intended to further characterize the safety, tolerability, and pharmacologic profile of the program and to inform potential future development opportunities, including indication selection.

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
On February 14, 2025, in a lawsuit brought by Neurelis, Inc. ("Neurelis"), the owner of the FDA approved nasal spray Valtoco, against the FDA (Neurelis, Inc. v. Califf, for which the Company joined as a Defendant Intervenor) challenging the FDA's approval of Libervant for ARS patients aged between two and five years, the U.S. District for the District of Columbia issued a final appealable order entering a judgment in favor of Neurelis's motion for summary judgment and vacating the FDA’s approval of Libervant. The District Court's ruling was not based on grounds of safety or efficacy of Libervant, but rather on the grounds that the law granting ODE to the FDA approved nasal spray Valtoco for patients aged six years and older should be interpreted to extend to children aged two to five years, despite that Valtoco was not approved by the FDA to treat these younger patients at the time the FDA approved Libervant for this pediatric age group. The FDA is appealing this ruling. As a result of the District Court ruling, the FDA converted the approval of Libervant for patients aged between two and five years to a "tentative approval" and Aquestive has ceased marketing activities for Libervant in the United States.
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
Prior to the FDA approval of Libervant for ARS patients between two to five years, the FDA granted tentative approval in August 2022 for Libervant for the same indication in patients with epilepsy 12 years of age and older, finding that Libervant had met all required quality, safety, and efficacy standards for approval. However, due to the existing FDA regulatory grant of ODE for Valtoco® for use in ARS patients 6 years of age and older, the FDA determined that Libervant was not yet eligible for marketing in the United States for this patient population of 12 years of age and older. We expect to file for FDA approval for use of Libervant for these ARS patients aged between 6 and 11 years prior to the expiration of the ODE for Valtoco. However, as a result of the ODE granted by the FDA to Valtoco and the District Court's ruling, the FDA cannot give final approval for U.S. market access for Libervant for any age group until the expiration of the ODE or a determination by the FDA of inapplicability of the ODE for Libervant, unless the District Court's ruling vacating the FDA approval of Libervant for ARS patients aged between two and five years is overturned on appeal. In the event that the District Court's ruling is reversed without further right of appeal, and the tentative approval of Libervant for ARS patients aged between two and five is converted to a final approval by the FDA, the Company would only be able to market Libervant for ARS patients aged between two and five years and would continue to be restricted from market access of Libervant for older ARS patients until the expiration of the ODE for Valtoco. However, overcoming the orphan drug marketing exclusivity determination is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such market exclusivity and approve Libervant for U.S. market access for any age group earlier than January 2027, the scheduled date for expiration of ODE for Valtoco. See “Licensed Commercial Products, Product Candidates and Other Products – Libervant” for a discussion of the licensing arrangement for Libervant. See "Note 23, Contingencies - Neurelis FDA Lawsuit" for a discussion of the FDA case and new legislation clarifying the Orphan Drug Act.

Licensed Commercial Products, Product Candidates and Other Products
Our portfolio also includes other products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the years ended December 31, 2025 and 2024, our licensed product portfolio generated $44,545 and $57,561 in revenue to Aquestive, respectively. Those products include:
•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone was launched by our licensee, Indivior, in 2010. Suboxone is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone and have produced over 3.0 billion doses of Suboxone since its launch in 2010. As of December 31, 2025, Suboxone branded products retain approximately 24% film market share as generic film-based products have penetrated this market.
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
Treatment of anaphylaxis typically consists of an intramuscular injection of epinephrine administered at the earliest opportunity, followed by additional intramuscular or intravenous injections as needed. A generic form of epinephrine auto-injector (brand form EpiPen®) is the leading self-administered form of epinephrine. People with known allergies and who are at risk for anaphylaxis are advised to carry two epinephrine auto-injectors with them at all times and self-administer at the first signs of an anaphylactic reaction. Auto-injectors can be inconvenient to transport and many patients and caregivers dislike injections as a delivery method. In August 2024, a non-injection-based epinephrine delivery device, neffy®, was approved by the FDA and EMA for the treatment of severe allergic reactions, including anaphylaxis, and is available to patients in the United States and certain other countries.
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
Epilepsy treatment regimens typically consist of chronic and acute management therapies. Chronic medicines are used on a daily basis to suppress seizure activity. Approximately 1.1 million of those suffering from epilepsy will continue to suffer with breakthrough seizures and may require an acute (rescue) management strategy. Patients are routinely prescribed AEDs, as “maintenance” therapy to control chronic seizure activity. Most AEDs specifically target neuronal excitation or neuronal inhibitory pathways. Patients are routinely prescribed benzodiazepines as “rescue” therapy for the management of acute seizure emergencies.
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
There are multiple epileptic syndromes including LGS, which is a rare, intractable form of epilepsy. Patients with LGS are often drug resistant, predisposing them to recurrent seizures, and are typically prescribed a combination of antiepileptic medications, which often includes clobazam. Clobazam (branded name Ondif) is available in both a tablet and suspension formulation. Generic versions of the clobazam tablet and suspension formulation are available to patients, as well. Sympazan was developed as an alternative to these other routes of administration of clobazam.
Manufacturing and Product Supply
We operate two manufacturing and primary packaging facilities located in Portage, Indiana, where we currently manufacture our licensed products, Suboxone, Emylif, Ondif and Sympazan. These facilities are expected to have a combined capacity to accommodate the production of our proprietary product pipeline candidate and licensed products, without any current need for additional infrastructure. In 2022, we completed work to expand our manufacturing capabilities to include serialization and secondary packaging. This expansion allows us to support our existing and possible future business collaborations more broadly. With the cGMP facilities in Indiana, we will continue to explore possible additional manufacturing efficiencies in 2026. We will also continue to consider our anticipated facilities and infrastructure needs as our product development grows. We have produced over 2.5 billion doses since the Company's inception. The cGMP manufacturing operations in Indiana are registered with the DEA for Schedule II - V.
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
Anaphylaxis
We expect that, if approved by the FDA, Anaphylm would compete with several existing products and other product candidates that target Type I allergic reactions. Among these are needle device-based treatments that have been accepted as standard of care treatment for many years, including autoinjectors such as EpiPen® marketed by Teva, and generics of EpiPen marketed by Viatris, Inc., Adrenaclick® marketed by Amneal Pharmaceuticals, LLC, and Auvi-Q® marketed by Kaleo Inc. and syringe device Symjep® marketed by U.S. Worldmeds. In August 2024, ARS Pharmaceuticals, Inc. announced its product neffy®, a nasal spray epinephrine delivery device, was approved by the FDA and EMA for the treatment of severe allergic reactions, including anaphylaxis. Subsequently, ARS announced a licensing agreement with ALK-Abello A/S to commercialize neffy in Europe, Canada and other territories outside of the United States. Neffy is currently marketed and available to patients in the U.S. There are other non-needle device based treatments in earlier phases of development that have not yet been approved for marketing in the United States by the FDA.
We believe that Anaphylm is the first and only orally delivered epinephrine prodrug product candidate in development to demonstrate clinical results comparable to autoinjectors such as EpiPen and Auvi-Q for the emergency treatment of allergic reactions, including anaphylaxis. We believe Anaphylm is well positioned as a non-device based treatment option for this indication, if approved by the FDA, due to its comparable efficacy to existing auto-injector and nasal spray products, easy portability and convenience of use.
Epilepsy
On January 10, 2020, a competitor of Aquestive obtained FDA approval of its diazepam nasal spray drug candidate, Valtoco®, and was granted orphan-drug-exclusivity for this drug commencing as of January 10, 2020. A company that obtains FDA approval for a designated orphan drug receives orphan market exclusivity for that drug for the designated indication for a period of seven years from the grant date in the United States. This orphan drug exclusivity approval prevents a subsequent product seeking FDA approval from being marketed in the United States during the exclusivity period for the same active moiety for the same orphan drug indication except in the case where the drug candidate sponsor is able to demonstrate, and the FDA concludes, that the later drug is “clinically superior” to the approved products (e.g., safer, more effective, or providing a major contribution to patient care) within the meaning of FDA regulations and guidance. In assessing whether a drug candidate sponsor has demonstrated that its drug candidate provides a “major contribution to patient care” over and above the currently approved drugs, which is evaluated by the FDA on a case by case basis, there is no single objective standard and the FDA may, in appropriate circumstances, consider such factors as convenience of treatment location, duration of treatment, patient comfort, reduced treatment burden, advances in ease and comfort of drug administration, longer periods between doses, and potential for self-administration.
In August 2022, the FDA granted tentative approval for Libervant for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) (or ARS) that are distinct from a patient’s usual seizure pattern in patients with epilepsy 12 years of age and older. The FDA concluded that Libervant had met all required quality, safety, and efficacy standards for approval. However, as a result of the orphan drug marketing exclusivity previously granted by the FDA to Valtoco, the FDA cannot give final approval for U.S. market access for Libervant for any age group of 6 years and above until the expiration or inapplicability of the orphan drug market exclusivity scheduled to occur in January, 2027. Due to this existing FDA regulatory grant of orphan drug market exclusivity, the FDA determined that Libervant was not yet eligible for marketing in the United States for this patient population of 12 years of age and older. We expect to file for FDA approval of these epilepsy patients aged between 6 and 11 years prior to the expiration of the orphan drug marketing exclusivity block of the nasal spray product.

In September 2023, the FDA accepted Aquestive's NDA for Libervant (diazepam) Buccal Film for ARS patients between two and five years of age. On April 26, 2024, the FDA approved Libervant for U.S. market access for ARS patients between two and five years of age. On December 18, 2024, the FDA granted seven years of ODE to Libervant for the treatment of ARS patients between two and five years of age. Libervant is the first and only orally administered rescue product for the treatment of ARS patients between ages two and five years. The only other current FDA approved product on the market for these epilepsy patients between two and five years of age at the time of approval of Libervant for this pediatric age group was a diazepam rectal gel.
On February 14, 2025, in a lawsuit brought by Neurelis, Inc. ("Neurelis") against the FDA (Neurelis, Inc. v. Califf, for which the Company joined as a Defendant Intervenor) challenging the FDA's approval of Libervant for ARS patients aged between two and five years, the court ruled in favor of Neurelis, granting its summary judgment motion, and against the FDA's and the Company's cross-motions for summary judgment. In an accompanying opinion, the court directed the FDA to vacate the approval of Libervant. As a result of the District Court's ruling, the FDA converted the approval of Libervant to a "tentative approval" and the Company has ceased marketing activities in the United States. See Part II, Item 8. Financial Statements and Supplementary Data, Note 23, Contingencies - Neurelis FDA Lawsuit" for a discussion of the FDA case and new legislation clarifying the Orphan Drug Act.
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
Patents
Our patent portfolio currently comprises at least 140 issued patents worldwide, of which at least 30 are U.S. patents, and more than 110 pending patent applications worldwide. These issued patents and pending patent applications provide process of making, composition of matter and method of treatment protection for our PharmFilm technology and products and product candidates, including Suboxone®, Libervant® and Anaphylm™ and our PharmFilm formulations of clobazam and riluzole. These granted patents will likely expire between 2036 and 2037. The pending patent applications will provide composition of matter, process of making protection and method of treatment for our PharmFilm dosage formulations of diazepam and epinephrine and, if issued as patents, will likely expire by 2037 and 2045, respectively. The projected expiration dates exclude any patent term adjustment or patent term extension.

PharmFilm® – Our Oral Film Technology
The PharmFilm® technology patents and/or patent applications also generically and specifically protect the technology utilized in the products in our CNS programs, our complex molecule programs, as well as our licensee programs. For example, encompassed within our platform technology patents and/or patent applications is specific coverage directed to PharmFilm dosage formulations of CNS molecules such as diazepam. Also encompassed within our platform technology is coverage for our complex molecule program which includes molecules such as epinephrine and technology applicable to our product candidate Anaphylm. Our platform technology patents and/or patent applications further cover the product candidate Libervant™ and Suboxone® and Ondif® licensed products, as well as our formulations of the molecules apomorphine, which is part of our licensed programs. The expiration dates for patents covering PharmFilm products and product candidates, and for pending applications if issued as patents, extend from 2025 to 2044, excluding any patent term adjustment or patent term extension.

We note that several of our issued patents have been involved in administrative proceedings, such as reexamination and inter partes review at the U.S. Patent and Trademark Office, or USPTO, and opposition at the European Patent Organization, or EPO. Certain of our patents and patent applications, if granted, will be published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA or a 505(b)(2) NDA. If any of these potential generic competitors claim that their product will not infringe our listed patents, or that such patents are invalid, then they must send notice to us once the ANDA or 505(b)(2) NDA has been accepted for filing by the FDA. We may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification, which would automatically prevent the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA applicant.

AdrenaVerse™– Our Epinephrine Prodrug Platform Technology

Our AdrenaVerse™ technology is covered by at least 4 patent families. These patent families provide process, composition of matter protection for our AdrenaVerse™ technology. The patents and pending patent applications, if issued as patents by the PTO, will likely expire between 2037 and 2045, excluding any patent term adjustment or patent term extension.

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
•submission to the FDA of an NDA;
•satisfactory completion of potential clinical site inspection(s) to assure studies are conducted in accordance with Good Clinical Practice (GCP) regulations;

•satisfactory completion of a potential FDA pre-approval inspection(s) of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s current cGMP regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. Under federal law, the submission of most NDAs is subject to a substantial application user fee, and applicant under an approved NDA is also subject to an annual program fee for each prescription drug product, which beginning in Fiscal Year 2018 replaced the product and establishment fees. The PDUFA defines the metrics FDA must meet as a result of the fee payment.

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
After the FDA evaluates the NDA and the manufacturing facilities and possibly conducts a sponsor inspection, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the NDA and may require substantial additional testing, or information, in order for the FDA to reconsider the application. In issuing the complete response letter, the FDA may recommend actions that the applicant might take to place the NDA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. Even with submission of this additional information, the FDA may ultimately decide that an application does not satisfy the regulatory criteria for approval. If, or when, the deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The review by the FDA is two months for a Class I resubmission and six months for a Class 2 resubmission. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
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
Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-

marketing programs. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label, and, even if the FDA approves a product, it may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms.
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
There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Inflation Reduction Act of 2022 (“IRA”), signed into law by President Biden, included a number of significant drug pricing reforms, which include the establishment of a drug price negotiation program within the HHS (beginning in 2026) that requires manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation, and a redesign of the Part D benefit, a part of which requires manufacturers to provide discounts on Part D drugs. Congress has further indicated that they will continue to pursue new legislative and/or administrative measures to control drug costs, including price or patient reimbursement constraints, discounts, restrictions on certain access and marketing cost disclosure and transparency measures, and, in some cases, laws designed to encourage importation from other countries and bulk purchasing.
Each recent presidential administration has enacted and repealed Executive Orders that have impacted prescription drug prices. In his first term, President Trump enacted Executive Orders directing the Secretary of HHS to eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions, ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries, allow certain low-income individuals purchase insulin and epinephrine, and implement a rulemaking plan to test a payment model, pursuant to which Medicare would receive most-favored-nation prices (i.e., the lowest price) for certain pharmaceutical products. President Biden enacted Executive Orders to, among other things, reduce barriers to the PPACA marketplace, increase the affordability of the marketplace and increase eligibility for and coverage from the marketplace and Medicaid. During President Trump’s second term, he revoked many of President Biden’s Executive Orders, including such Orders impacting Medicaid and the PPACA. It is difficult at this time to predict what future executive or legislative initiatives may impact drug pricing.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In January 2024, the FDA authorized Florida's Agency for Health Care Administration's drug importation program, which is the first step toward Florida facilitating importation of certain prescription drugs from Canada. Authorization of other state programs may follow. We expect that healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of products for which we receive regulatory approval or to successfully commercialize our product candidates, if approved.
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
Human Capital
As of December 31, 2025, we employed approximately 147 colleagues. All of our colleagues were employed in the U.S. Of these colleagues, 22 are directly involved in R&D, 90 are involved in manufacturing operations, and 35 are involved in business development and general and administrative activities. Our colleagues are not represented by a labor union.
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
Environmental Safety
We have few environmental risks but are committed to be part of the global solution. We run environmentally responsible laboratory waste collection, recycling and disposal programs. We educate and encourage our colleagues to be environmentally responsible. As of December 31, 2025, we were in compliance with government and environmental regulations.
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
Summary of Risk Factors
Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:
•our ability to address the FDA's comments on and identified deficiencies in our NDA, including the concerns raised by the FDA in the Complete Response Letter dated January 30, 2026 issued to the Company for approval of Anaphylm;

•failure to generate sufficient clinical and other human factor data, including with respect to our submission of pharmacokinetic and pharmacodynamic (PK/PD) comparability data for FDA approval of Anaphylm;
•we need to raise substantial funds in the future to fund our operation, including to commercialize Anaphylm, if approved and begin making quarterly principal amortization payments on our 13.5% Notes starting in June 2026, unless we are able to refinance or amend the terms. A failure to obtain this necessary capital when and how needed could force us to delay, limit, scale back or cease some or all operations.
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
•we may be subject to damages resulting from litigation matters currently pending or that may arise in the future against Aquestive;
•cybersecurity continues to affect businesses and could cause business interruption; and
•adverse developments affecting the financial services industry which could adversely affect our current and projected business operations and our financial condition and results of operations.

Risks Related to Development and Commercialization of Our Products and Product Candidates
We cannot be certain that we will be able to successfully develop our product candidates or obtain regulatory approval for our product candidates, including following the CRL we received for Anaphylm.
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
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to the numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen, and other clinical trial protocols, and the rate of dropout among clinical participants. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates and, correspondingly, our business and financial prospects, would be materially adversely affected. In addition, our product candidates rely on proper administration by patients or caregivers, and difficulties with product design, packaging, or user interface could interfere with regulatory approval or limit commercial success.
It is also possible that the FDA will not approve an application that we may submit, or our product candidates may not obtain appropriate regulatory approvals necessary for us to commence clinical trials for our product candidates. Any delay or failure in obtaining required approvals could have a material adverse effect on our business. For example, we recently received a CRL which resulted in a delay in the planned launch of Anaphylm. We are working to address the issues raised in the CRL and although we believe that the issues can be addressed, additional human factors and a clinical trial will need to be completed and data submitted for FDA review. There is no assurance that we will be able to satisfy the FDA's concerns. This process from development to commercialization can take many years and will likely require the expenditure of substantial resources beyond the proceeds we currently have on hand, without any guarantee or assurance that we will be successful with regulatory approval, or commercial success, of such product candidate.
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
We rely on our third-party licensees to commercialize our multiple licensed products and to date have only marketed, through our own efforts and with the services of third-party outsourcing vendors, including contract sales personnel, our first self-developed product, Sympazan, launched in December 2018. With the license of Sympazan to Assertio in October 2022, we scaled back many of our commercial operations, including elimination of our sales and marketing force. In April 2024 we launched Libervant for ARS patients between two and five years of age, however a year later the commercial efforts ceased due to marketing authorization being converted to tentative approval by the FDA because of a legal decision. In 2025 we were working towards a potential launch of Anaphylm, if approved by the FDA. Given our limited history of direct experience in commercializing product candidates, and current limited commercial operations, we have no long-term experience upon which to measure our ability or success in commercializing future product candidates, if approved, or our ability to make predictions about financial results or prospects of any future launches of product candidates, if approved.
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
We cannot predict whether our competitors or potential competitors may bring legal action against us based on our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, claiming, among other things, infringement of their intellectual property rights, breach of contract, false or disparaging statements about another company’s products or product candidates, or other legal theories. To date we have been subject to a number of claims of this nature. In defending such lawsuits, whether or not they are with or without merit or are ultimately determined in our favor, we would continue to face costly litigation and diversion of technical and management personnel. These lawsuits could hinder our ability to enter the market early with our product candidates and thereby hinder our ability to influence usage patterns when fewer, if any, of our potential competitors have entered the market, which could adversely impact our potential revenue from such product candidates. Some of our competitors have substantially greater resources than we do and could be able to sustain the cost of litigation to a greater extent and for longer periods of time than we can. Furthermore, an adverse outcome of a dispute may require us: to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or other intellectual property rights; to cease making, licensing or using products that are alleged to incorporate or make use of the intellectual property of others; to expend additional development resources to reformulate our products or prevent us from marketing a product; and to enter into potentially unfavorable royalty or license agreements in order to obtain the rights to use necessary technologies.
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
The pharmaceutical industry is intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger R&D staff and experienced marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these companies. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products or drug administration technologies that are more effective than our products or product candidates. In addition, our competitors may submit citizen petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2) or other filing pathways.
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

Because we have limited R&D capabilities, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.
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
The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and the provisions are open to a variety of interpretations. Moreover the industry is adapting with use of technology and direct-to-patient access for medications and government initiatives are supportive of the DTC model, though this guidance is nascent and does not address the full scope of potential issues. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.
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
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation, including the BBA, extended the 2% reduction, on average, to 2032, subject to additional Congressional action. Sequestration may result in additional reductions in Medicare and other healthcare funding and, if we obtain regulatory approvals, may otherwise affect the prices we may obtain for our product candidates or the frequency with which our product candidates may be prescribed or used if approved. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021 and subsequent legislation, Medicare payments to providers are subject to further reductions in 2025. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA). The introduction of the Medicare quality payment program has shifted the focus of physician reimbursement from volume to value, encouraging higher quality and more cost-effective care.
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
The costs of prescription pharmaceuticals in the United States have also been the subject of considerable discussion in the United States, and members of Congress and the administration have stated that they will address such costs through new legislative and administrative measures. This focus has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In 2022, the Biden administration signed into law the Inflation Reduction Act, which included a number of significant drug pricing reforms, including the establishment of a drug price negotiation program within the HHS that, starting in 2026, will require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance; the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation; and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs. Additionally, President Biden issued a subsequent Executive Order directing the Secretary of the HHS consider whether new payment and delivery models would lower drug costs, though, on the first day of his second term, President Trump repealed that Executive Order. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Changes in U.S. government policies, including those with respect to China, increased tariffs, and reductions in federal research funding, could adversely affect our business.
Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, policy actions by the current presidential administration, including the imposition of new tariffs on imported materials and goods from certain foreign countries, including Canada, Mexico, and China, and the temporary freeze on federal grants and loans, may have an adverse impact on our business.
In April 2025, the current presidential administration imposed a baseline ten percent tariff on imports from all nations importing goods to the United States, with that baseline supplemented in certain cases by additional tariffs that vary by nation, product, or industry. Retaliatory tariffs on U.S. goods have been imposed by, among others, China, Canada, and the European Union, or the EU, which could impact inflation rate, increase the cost of goods, and adversely affect our business. While tariffs with certain countries have been temporarily reduced, the underlying trade tensions and the potential reimposition of elevated tariffs may continue to pose risks to global supply chains and economic relations. Historically, tariffs have led to increased political tensions, between not only the United States and China, but also between the United States and other countries in the international community. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including, but not limited to, U.S. and China trade policies, could have a material adverse effect on our financial condition or results of operations. In addition, increased tariffs on critical raw materials, components, and finished goods could raise our production costs and disrupt our supply chain, which could adversely affect our clinical development activities.
Additionally, reduction in or suspension of certain federal research grants may negatively affect our industry. Any prolonged reductions in such funding could slow innovation, delay collaborations, and limit the adoption of new technologies that contribute to our business growth. If these or similar policy changes continue or expand, we may face increased costs. Although we cannot predict the full extent of these impacts, any prolonged disruption could adversely affect our business, financial condition, and results of operations.

Risks Related to Our Financial Condition and Need for Additional Capital

We will need substantial additional capital to fund our operations, including to commercialize Anaphylm if approved and begin making quarterly principal payments on our 13.5% Notes starting in June 2026, unless we are able to refinance or amend their terms. This additional capital may not be available on acceptable terms, if at all.
Our cash requirements for 2026 and beyond include expenses related to continuing development and clinical evaluation of our products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of our products, including the substantial costs of commercializing Anaphylm if approved by the FDA, begin making quarterly principal payments on our 13.5% Notes, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of December 31, 2025, we had $121,169 of cash and cash equivalents. While we currently have significant cash and cash equivalents, successful commercialization of Anaphylm, if approved, and making quarterly principal payments on our 13.5% Notes will require substantial additional capital to fund the costs of launching and maintain a commercial infrastructure, including sales force development and deployment, marketing programs distribution networks and ongoing post-approval regulatory obligations.
Capital may be available under our ATM facility, which we initially established in 2019, and under which, from time to time, we may offer and sell shares of our Common Stock pursuant to the Amended Equity Distribution Agreement with Piper Sandler & Co.. On April 3, 2024, we filed a new shelf registration statement on Form S-3 (the "2024 Registration Statement"), which was declared effective by the SEC on April 23, 2024. Included in the 2024 Registration Statement are: (i) a base prospectus registering the offer, issuance and sale of up to $25 million worth of Common Stock, preferred stock, debt securities, warrants, rights and units and (ii) the $100 million ATM facility prospectus. The remaining authorized balance of the ATM facility was $78 million as of December 31, 2025.
On November 1, 2023, we reduced our debt payment obligations when we issued (the “Offering”) $45 million aggregate principal amount of our 13.5% Notes. A portion of the net proceeds from the Offering was used to redeem all of the outstanding 12.5% Notes and to pay expenses relating to the Offering, with the balance of the proceeds to be used for general corporate purposes. Interest on the 13.5% Notes accrues at a rate of 13.5% per annum and is payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (each, a “Payment Date”). The 13.5% Notes are interest only until June 30, 2026, whereupon on such date and each Payment Date thereafter, we will also pay an installment of principal of the 13.5% Notes pursuant to a fixed amortization schedule, along with a portion of an Exit Fee determined as of the applicable date of prepayment, payment, acceleration, repurchase or redemption, as the case may be. These quarterly principal payments beginning in June 2026 will significantly reduce our available cash unless we are able to successfully refinance or renegotiate the terms of our debt obligations. There can be no assurance that any such refinancing or amendment will be available on terms acceptable to us, or at all, and the commencement of these payments would materially impact our liquidity and ability to fund our operations and commercialization activities.
Until we become profitable, if ever, we expect to need to raise significant additional capital in the future through equity or debt issuances, or both, to continue to manage our expenses to extend our capital runway, in order to further the development, and regulatory approval of our products and product candidates, to fund the commercialization of Anaphylm if approved, and to conduct our business. The capital required to successfully commercialize Anaphylm, if approved, is expected to be substantial and will likely significantly exceed our current cash reserves requiring us to obtain additional financing. We have no committed sources of additional capital, and there can be no assurance that such needed capital or debt financing will be available or available on favorable terms, or at all. We may seek to obtain additional capital in the future through the issuance of our Common Stock, through other public or private equity or debt financings, through potential non-dilutive capital raising events that may result from royalty streams that may be realizable from our licensed products or licensed intellectual property, through collaborations or licensing arrangements with other companies, and through the sale of assets, including product, product candidates, plants or other tangible assets, or by other means, if available. We may not be able to raise additional capital or other funding on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan and cause us to delay or curtail our operations until such funding is received. To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience dilution, and debt financings, if available (and subject to all of the existing restrictions and conditions under our debt instruments) may involve increased restrictive covenants and increased fixed payments or may otherwise further constrain our financial flexibility. We also may seek outlicensing opportunities for our proprietary products and product candidate programs that we currently plan to self-commercialize, including for Libervant and Anaphylm, or explore other potential liquidity options or strategic opportunities. Such strategic opportunities could include asset sales, outlicensing or other monetization opportunities of our proprietary products and product candidates, including Libervant and Anaphylm, although we cannot assure that any of these actions or opportunities would be available or available on available on terms acceptable to us. While an outlicensing of our proprietary products and product candidates, if approved by the FDA, could limit our exposure to the costs of commercialization of the product and provide a potential source of royalty and milestone revenues, the benefit from the potential of additional future value that could result from our independent commercialization of these products and product candidates, assuming a successful launch of our proprietary products and product candidates, if approved by the FDA, would likely be limited. To the extent that we raise additional funds through collaborative or licensing arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us. In addition, payments made by potential collaborators or licensees generally will depend upon our achievement of negotiated development, regulatory and sales milestones. Failure to achieve these milestones may harm our future capital position. In addition, in the event of any such asset sales or outlicensing transactions, the future growth of the Company would be dependent on continued successful development of our early stage product candidates and/or asset acquisitions or other strategic transactions for the Company.
If adequate funds are not available for our liquidity needs and cash requirements, as and when needed, from the sources referred to above or otherwise, or at all, we would be required to engage in expense management activities such as reducing staff, delaying, significantly scaling back, or even discontinuing some or all of our current or planned R&D programs and clinical and other product development activities, or reducing our future commercialization efforts and otherwise significantly reducing our other spending and adjusting our operating plan, and we would need to seek to take other steps intended to improve our liquidity. Our inability to meet our debt obligations could result in an event of default under our 13.5% Notes, which could lead to acceleration of all amounts due. We also may be required to evaluate additional licensing opportunities, if any become available, of our proprietary product candidate programs that we currently plan to self-commercialize or explore other potential liquidity opportunities or other alternatives or options or strategic alternatives, including asset sales, although we cannot assure that any of these actions would be available or available on reasonable terms. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing most, if not all, of their investment in Aquestive.
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
We expect to continue to incur net losses for at least the next few years as we pursue the development efforts and commercialization of our product candidates. Our net losses may fluctuate significantly from period to period, depending on regulatory approval developments concerning our product candidates, the timing of our planned clinical trials and expenditures on our other R&D. We expect our expenses will continue to be substantial in 2026 and future periods as we continue to:
•clinically develop Anaphylm and provide supporting data needed for market approval from the FDA, anticipated amended NDA submission, pre-commercialization preparations including manufacturing and regulatory inspections and commercialization activities;
•seek licensing and other transactions of our product candidates;
•R&D of the Adrenaverse technology to support the future pipeline of product candidates; and
•clinical development of our product candidate AQST-108.
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
Aquestive has experienced a history of net losses and our accumulated deficits totaled $446,998 as of December 31, 2025. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties.
In November 2020, we began utilizing the ATM facility. For the year ended December 31, 2025, we sold 7,457,627 shares which provided net proceeds of approximately $21,229, after deducting commissions and other transaction costs of $771.
On April 3, 2024, we filed the "2024 Registration Statement", which was declared effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement are: (i) a base prospectus registering the offer, issuance and sale of up to $250,000 worth of Common Stock, preferred stock, debt securities, warrants, rights and units and (ii) the $100,000 ATM facility prospectus. The remaining authorized balance of the ATM facility was $78,000 as of December 31, 2025.
Until such time, if ever, that we can generate sufficient revenue to fully fund our operations, we would need to seek additional capital and cash resources through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. In addition, if the RTW Purchase Agreement goes into effect upon approval of Anaphylm by the FDA, the refinancing of our 13.5% Notes and satisfaction of certain other customary conditions, we would be required to make tiered revenue share payments to the Purchaser ranging from 7.5% to 1.0% of net sales (and 9.5% for subsequent calendar year periods if net sales do not achieve specified levels beginning in 2027) in the United States until the Purchaser receives $187.5 million by December 31, 2035 or $225 million thereafter. Similar to the Royalty Rights Agreements we entered into in connection with our 13.5% Notes, these revenue share payments would reduce the net revenues we realize from sales of Anaphylm and could materially impact our cash flows and ability to fund our operations and other development activities. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the stockholders' existing ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financings may be coupled with an equity component, such as warrants to purchase shares of our common stock, which could also result in dilution of existing stockholders’ ownership. The incurrence of additional indebtedness would result in increased fixed payment obligations and could also result in certain increased restrictive covenants (most, if not all, of which currently exist under our existing debt facilities), such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights or sell assets, and other operating restrictions that could adversely impact our ability to conduct our business and continue to result in liens being placed on all of our assets and intellectual property. If we were to default on such indebtedness, we could lose all such assets and intellectual property and our ability to operate our business.

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
•the timing of addressing issues raised in the CRL and collecting the human factors and clinical data required to obtain FDA approval of Anaphylm and delays as a result thereof;
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
We have substantial debt and substantial debt service obligations. At December 31, 2025, we had an aggregate principal amount of $45,000 of outstanding indebtedness, represented by the 13.5% Notes. In the future, we will need to raise additional funds. Commencing in June 2026, we will be required to commence making principal payments on the 13.5% Notes unless they are refinanced or amended.
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

•if cash flow from revenues from licensed product or collaborative arrangements are insufficient to satisfy our obligations with respect to our existing indebtedness, we may be forced to seek to sell assets (subject to obtaining consent under the Indenture Agreement) or seek additional capital, which we may not be able to accomplish on favorable terms, if at all;
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
We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and potential access to other funding. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the Indenture Agreement and 13.5% Notes or any other debt instruments we may enter into. Failure to make required debt service payments or comply with other covenants under our existing debt facilities or such other debt instruments would result in an event of default and acceleration of amounts due, which would have a material adverse effect on our business, financial condition and results of operations.
We are dependent upon the commercial success of our licensed and proprietary products and other licensing activities to generate revenue for the near future.
Although we are in the process of testing and developing proprietary product candidates and may seek to acquire rights in other approved drugs, we anticipate that our ability to generate revenue and to become profitable in the near future will depend upon the continued commercial success of Sympazan, Suboxone and Azstarys in the U.S., the continued commercial success of Ondif in Brazil and Emylif in the EU. Further, there is no assurance that we will become commercially successful to the extent necessary to become profitable. If our current products are not commercially successful, our ability to generate manufacturing and sale margins and licensing or royalty revenues will be impaired. Without those revenues, our ability to continue planned development initiatives and commercialization efforts would be limited. Due to our dependence on the commercial success of our products, delays or setbacks in the commercial success of any of these products would likely materially adversely affect our business, prospects, results and operations and financial consideration.
A substantial portion of our revenues is derived from a single customer and license and any loss or material reduction in revenues from such significant customer would adversely affect our business.
Historically, a substantial portion of our revenues in each quarter and year has been derived from a single customer and this trend is expected to continue while we continue to develop, seek regulatory approval of and seek to commercialize our proprietary products and product candidates. If revenues from such key customer were to decline significantly, it would materially adversely affect our business, financial condition and results of operations. Indivior accounted for approximately 73% and 62% of our revenues for 2025 and 2024, respectively, and we believe in the future will continue to account for a substantial part of our revenues.
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
Indivior is a party to a number of lawsuits alleging product liability complaints and seeking a monetary relief. We cannot assess whether this settlement and disposition will have a material adverse financial impact on our business, prospects, liquidity, financial condition and operating results.

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
Additionally, conflicts may arise between us and our third-party collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. For example, our existing revenue streams are largely dependent on Indivior, which holds the global commercialization rights to our approved product, Suboxone. During the years ended December 31, 2025 and 2024, Indivior represented 73% and 62% of our total revenue, respectively. If any such conflicts were to arise with Indivior or any other third party collaborators, one or more of the following events could result, each of which could delay or prevent the development or commercialization of our product or product candidates and harm our business:
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
Although it is not expected to be imminent, if we need to expand our business to meet demands in growth of our manufacturing operations in connection with the commercialization of Libervant for ARS patients if granted full U.S. market access for commercialization, and to accommodate the potential commercialization of Anaphylm, if approved by the FDA. Additionally, there could be strategic expansion of our product pipeline in the future, and we would expect to expand our employee base to increase our managerial, regulatory, compliance, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants, contractors and contract employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our products and product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents (including those facilitated by AI) , could harm our ability to operate our business effectively.
Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The increasing availability of AI may amplify the effectiveness of phishing, social engineering, automated vulnerability discovery, and malicious code generation, increasing the likelihood, sophistication, and potential impact of cyber incidents. While our systems have been secured and strengthened, there can be no assurance that we will not experience cyber-attacks in the future, suffer indirect consequences from a cyber-attack on a third-party, or fail to anticipate, identify or offset threats of potential cyber-attacks or security breaches in a timely manner. This is especially so considering the nature of cyber-attack techniques, which change frequently, can be difficult to detect for extended periods of time and often are not recognized until they succeed. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our product development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of product development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs and the development of our product candidates could be delayed.
Our use of artificial intelligence technologies could expose us to operational, legal, regulatory, and reputational risks and could adversely affect our business.
We have begun to deploy, and expect to continue deploying AI, including machine learning and generative AI, in certain aspects of our business, including R&D, clinical operations, pharmacovigilance, manufacturing and quality, supply chain, and commercial and corporate functions. AI technologies are rapidly evolving, may be trained on incomplete, biased, or otherwise flawed data, and may produce inaccurate, misleading, or non-reproducible outputs, including so-called "hallucinations," which could lead to incorrect scientific conclusions, suboptimal R&D prioritization, faulty decision-making, product quality issues, compliance failures, or patient safety risks.
AI systems can be difficult to explain or validate and may not perform as expected across different populations, datasets, or real-world conditions. Use of AI in GxP-adjacent environments (including clinical data handling, safety signal detection, quality investigations, and manufacturing) may require additional validation, change control, documentation, and oversight and may increase costs and timelines. If our AI systems, models, or assumptions are challenged by regulators, auditors, collaborators, or customers, we may face remediation obligations, delays, warning letters, recalls, reputational damage, or litigation.
Our AI use may also raise privacy and data protection concerns. AI tools often require large datasets and may rely on third-party platforms. If we input sensitive, proprietary, regulated, or personal data (including clinical, patient, healthcare professional, or employee information) into AI systems without appropriate controls, we may inadvertently disclose confidential information, violate contractual restrictions, or fail to comply with privacy, data localization, cybersecurity, or sector-specific requirements. We may also face heightened scrutiny as regulators globally consider or adopt new AI-specific rules and guidance, increasing compliance uncertainty and costs.
Our AI initiatives may depend on third-party vendors, cloud providers, and model developers, limiting our control over performance, security, and continuity. Vendor changes to service terms, pricing, model behavior, or data usage policies, or interruptions in access, could disrupt operations, impair projects, or create unexpected costs. Additionally, the intellectual property status of AI inputs and outputs may be uncertain; we may face claims that AI training data or outputs infringe third-party rights, or we may be unable to protect or enforce our own rights in AI-assisted work product, which could diminish the value of our research, brands, and proprietary assets.
We have adopted an Artificial Intelligence Policy that governs employee use of AI-enabled tools and is intended to promote responsible use, protect confidential information, and mitigate operational and compliance risks. Our Information Technology ("IT") organization oversees the deployment and operation of Microsoft 365 Copilot and related AI capabilities and applies a risk management approach aligned with the NIST Artificial Intelligence Risk Management Framework. Notwithstanding these efforts, AI risk management is inherently complex, and our policies, oversight, and controls may not be effective in preventing all errors, misuse, security incidents, or adverse outcomes.
If we do not effectively develop, adopt, and govern AI technologies, we may be less competitive and our operating results could suffer.
AI is increasingly used across the life sciences industry to accelerate target identification, molecular design, trial optimization, safety signal detection, manufacturing efficiency, and commercial operations. If we fail to adopt AI effectively—or adopt it more slowly, at higher cost, or with weaker governance than our competitors—our competitors may achieve faster development timelines, improved success rates, lower costs, enhanced quality, and better commercial execution, which could reduce our market share, compress margins, or render aspects of our business less competitive. Moreover, realizing value from AI requires specialized talent, data readiness, validated processes, and change management. Competition for qualified AI and data professionals is intense, and we may not be able to recruit or retain personnel needed to build or operate AI capabilities. Even where we invest in AI, we may not achieve expected productivity gains, may over-invest in tools that underperform, or may workflow disruption. Any of these outcomes could adversely impact our business objectives.
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
Our R&D activities could be affected or delayed as a result of possible restrictions on animal testing.
Certain laws and regulations require us to test our product candidates on animals before initiating clinical trials involving humans. Animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our R&D activities may be interrupted, delayed or become more expensive.
Our operations involve hazardous materials and we and third parties with whom we contract must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
As a pharmaceutical company, we are subject to environmental and safety laws and regulations, including those governing the use of hazardous materials. The cost of compliance with health and safety regulations is substantial. Our business activities involve the controlled use of hazardous materials. Our R&D activities involve the controlled storage, use and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds. We and manufacturers and suppliers with whom we may contract are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of accidental contamination or injury from these materials, which could cause an interruption of our commercialization efforts, R&D efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. We cannot guarantee that the safety procedures utilized by third-party manufacturers and suppliers with whom we may contract will comply with the standards prescribed by laws and regulations or will eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and U.S. federal and state or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do maintain environmental liability insurance coverage to mitigate our exposure in the event of an accident or environmental discharge. In the event that we may be held liable for any consequential damage and any resulting claims for damages, which may exceed our insured limits and financial resources, we may incur costs that may materially adversely affect our business, results of operations and prospects, and the value of our shares.
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
Our long-term growth strategy is to develop and commercialize a portfolio of product candidates in addition to our existing products and product candidates. We may also acquire or in-license early to mid-stage new chemical entities, or NCEs. Although we have internal R&D capacity that we believe will enable us to make improvements to existing compounds, we do not have internal drug discovery capabilities to identify and develop entirely new chemical entities or compounds. As a result, our primary means of expanding our pipeline of product candidates is to develop improved formulations and administration methods for existing FDA-approved products and/or select and acquire or in-license product candidates for the treatment of therapeutic indications that complement or augment our current targets, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Developing new formulations of existing products or identifying, selecting and acquiring or in-licensing promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual development, acquisition or in-license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of significant resources with no resulting benefit. If we are unable to add additional product candidates to our pipeline, our long-term business and prospects will be limited.
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
Suboxone, Ondif, Sympazan, Libervant and Emylif have been commercialized by us or our licensees at different times and in different geographies, and other product candidates may be approved by the FDA and other regulatory bodies in the future. As additional products of ours are on the market, one or more third parties may also challenge the patents that we control covering our products, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products.
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
•our competitors might conduct R&D activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
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
As of December 31, 2025, our executive officers and directors beneficially owned approximately 5.8% of our outstanding common stock. In addition, Bratton Capital Management L.P. and its affiliates beneficially owned, directly, approximately 7.9% of our outstanding common stock as of December 31, 2025. Therefore, these stockholders may have, through their respective ownership positions, the ability to influence matters requiring stockholder approval, including elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock that you may believe are in your best interest as one of our stockholders.
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
We are subject to HIPAA. HIPAA imposes privacy, security and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information (“protected health information,” or “PHI”) for or on behalf of such covered entities, and their covered subcontractors. HIPAA requires covered entities and business associates to develop and maintain policies with respect to the protection of, use and disclosure of PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a breach of unsecured PHI.
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

Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
Aquestive maintains a cybersecurity risk management program designed to identify, assess, and mitigate risks from cybersecurity threats that could materially affect the Company’s business operations, financial performance, or the confidentiality, integrity, and availability of Company data and information systems. The Company’s cybersecurity program is organized around four pillars—Governance, Process, Compliance, and Audit—and is supported by formal written policies, procedures, and standards, including the Company’s Information Technology Policy and Cybersecurity Policy (collectively, the “Cybersecurity Policies”) that are assessed and evolving to address advancements in technology including artificial intelligence. The Cybersecurity Policies establish required security controls and requirements relating to, among other things, system access, acceptable use, software acquisition, password management, and network security. The Company also provides cybersecurity training and awareness programs, including training applicable to GxP and non‑GxP systems, as required under the Company’s Computer Policy.
The Company evaluates cybersecurity risk using processes aligned with recognized frameworks and standards, including the NIST CSF, applicable NIST Special Publications (including the 800 and 600 series), and ISO 42001. The Company maintains an Incident Response Plan that is aligned to the NIST incident response lifecycle and is designed to support a consistent approach to cybersecurity events, including preparation, identification, containment, eradication, recovery, and lessons learned.
The Company’s cybersecurity monitoring activities include, among other things, review of system logs, authentication activity, endpoint security events, and network behavior. These activities are supported by internal resources and a third‑party MSSP. The MSSP supports the Company with active threat monitoring, threat intelligence, risk assessment processes, and incident response capabilities intended to enable the Company to assess and address cybersecurity risks that could impact business operations. The Company may also engage other external experts, including cybersecurity assessors, consultants, and auditors, from time to time to evaluate cybersecurity measures and the effectiveness of relevant risk management processes.
The Company relies on third parties, including suppliers, vendors, cloud platforms, and other service providers, in connection with its operations. The Company reviews cybersecurity risks associated with third‑party relationships and maintains controls designed to restrict unauthorized access and to align with internal policy requirements. While the Company’s processes are intended to reduce exposure to cybersecurity threats, no controls can eliminate all risk, and cybersecurity threats and threat actors continue to evolve.
Cybersecurity risks are also reviewed as part of the Company’s enterprise risk management program. The Company assesses on an ongoing basis the potential impacts of cybersecurity risks and how such risks could materially affect the Company’s business strategy, results of operations, or financial condition. During the reporting period, the Company did not identify any cybersecurity threats or incidents, including as a result of previous cybersecurity incidents, that it believes have materially impacted, or are reasonably likely to materially impact, the Company’s business strategy, results of operations, or financial condition.
Governance
Role of Management/Board
The Chief People Officer, together with the broader information technology function, is responsible for assessing and managing the Company’s cybersecurity risks and for informing senior management and the Audit Committee regarding cybersecurity risks and the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Chief People Officer reports to the Company’s Chief Executive Officer and leads the Company’s cybersecurity program. The Chief People Officer has served in this function at the Company for 10 years and has over eleven years of experience in information security strategy and cybersecurity risk management. The Company’s internal information technology team has over fifteen years of combined technical, program management, and architecture experience in managing cyber risk and information security.
The Company’s Cybersecurity Policy and Incident Response Plan assign responsibilities for incident governance, including to the CSIRT, Incident Response Commander, Incident Response Manager, and Incident Handling Team. These documents also establish escalation pathways and decision‑making authority during cybersecurity events. The Company’s leadership, including the Director of IT and senior executives identified in the incident response governance matrix, are responsible for reviewing cybersecurity risks, approving responses to significant incidents, and ensuring the Company maintains appropriate resources for cybersecurity operations and continuous improvement consistent with the Company’s framework‑aligned processes.

Board Oversight of Cybersecurity Risk
The Audit Committee provides oversight of the Company’s cybersecurity matters, including risks associated with cybersecurity threats. The IT Officer briefs the Audit Committee quarterly regarding the effectiveness of the Company’s cybersecurity program, with a more in‑depth review conducted annually.

Item 2.    Properties
We lease our 8,400-square-foot current production facility (Melton) in Portage, Indiana, which houses certain R&D offices and cGMP manufacturing operations. The lease contains an option to purchase the facility at any time during the lease term along with a right of first refusal to purchase the facility. On February 28, 2023, we extended our Melton facility lease which will expire March 31, 2028 under the same terms and conditions as the prior lease.
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
Holders of Record
As of March 2, 2026, we had approximately 72 holders of record of our Common Stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Overview
Aquestive is a pharmaceutical company advancing medicines to bring meaningful improvement to patients' lives through innovative science and delivery technologies. We are developing pharmaceutical products to deliver complex molecules through administrations that are alternatives to invasive and inconvenient standard of care therapies. We are advancing our late stage non-device based epinephrine prodrug product candidate for the treatment of severe allergic reactions, including anaphylaxis, under the Anaphylm™ trade name, and our Adrenaverse™ epinephrine prodrug pipeline platform. We have four licensed commercialized products which are marketed by our licensees in the U.S. and around the world. We are the exclusive manufacturer of these licensed products. Aquestive also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. Our production facilities are located in Portage, Indiana, and our corporate headquarters and primary research laboratory facilities are based in Warren, New Jersey.
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
Co-development and Research Fees
Co-development and research fees are earned through performance of specific tasks, activities or completion of stages of development defined within a contractual development or feasibility study agreement with a customer. The nature of these performance obligations, broadly referred to as milestones or deliverables, are usually dependent on the scope and structure of the project as contracted, as well as the complexity of the product and the specific regulatory approval path necessary for that product. Accordingly, the duration of our R&D projects may range from several months to approximately three years. Although each contractual arrangement is unique, common milestones contained in these arrangements include those for the performance of efficacy and other tests, reports of findings, formulation of initial prototypes, production of stability clinical and/or scale-up batches, and stability testing of those batches. Additional milestones may be established and linked to clinical results of the product submission and/or approval of the product by the FDA and the commercial launch of the product.
Proprietary product revenue, net
This net revenue is recognized when product is shipped and title passes to the customer, typically at time of delivery. At the time of sale, estimates for various revenue allowances are recorded based on historical trends and judgmental estimates. For sales of Libervant for ARS patients between two to five years of age while Libervant had U.S. market access through April 2025, returns allowances and prompt pay discounts are estimated based on contract terms and historical return rates, if available, and these estimates are recorded as a reduction of receivables. Once receivables are collected, allowances are reclassified and treated as accrued liabilities. Similarly determined estimates are recorded relating to wholesaler service fees, co-pay support redemptions, and other rebates, and these estimates are reflected as a component of accrued liabilities. Once related variable considerations are resolved and uncertainties as to incurred amounts are eliminated, estimates are adjusted to actual allowance amounts. Provisions for these estimated amounts are reviewed and adjusted as needed on no less than a quarterly basis.
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
Selling, General and Administrative Expenses
Selling, General and Administrative expenses consist primarily of salaries, benefits, share-based compensation, other related costs for executive, finance, and operational personnel. Other costs include facility and related costs not otherwise included in R&D expenses such as: professional fees for patent-related expenses and for other legal expenses, legal expenditures, regulatory fees, consulting, tax and accounting services, insurance, market research, advisory board and key opinion leaders, depreciation, and general corporate expenses, inclusive of IT systems related costs. In addition, these expenses also include warehousing, distribution, selling and business development, and other costs.
Our general and administrative costs include costs related to accounting, audit, legal, regulatory, and tax-related services required to maintain compliance with exchange listing and SEC regulations, director and officer insurance costs, and investor and public relations costs. We continue to incur significant costs in seeking to protect our intellectual property rights, including significant litigation costs in connection with seeking to enforce our rights concerning third parties’ at-risk launch of generic products.
We will continue to manage business costs to prepare for a potential future decline in Suboxone revenue and other external factors affecting our business. We continue to focus on our core business as well as regulatory and pre-commercial launch activities for Anaphylm.
Interest Expense
Interest expense consists of interest costs on the outstanding balances of our 13.5% Notes at a fixed rate of 13.5%, payable quarterly, and amortization of issuance costs and debt discounts. The issuance of our 13.5% Notes is discussed Part II Item 8. Financial Statements and Supplementary Data, Note 15, Long-Term Debt. In addition, see Liquidity and Capital Resources below for further detail on our 13.5% Notes.
Interest Expense related to Royalty Obligations
In connection with the issuance of the 13.5% Notes, we entered into the Royalty Rights Agreements with each of the Note Holders granting the Note Holders a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm (epinephrine) Sublingual Film for a period of eight years from the first sale of Anaphylm on a global basis. The Note Holders are also entitled to a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant. These royalty agreements are classified as debt, and the value of the $45,000 13.5% Notes has been allocated between debt and the Royalty Obligations based on their relative fair market values. The excess of future estimated royalty payments over the allocated fair value is recognized as a discount related to the Royalty Right Agreements and is amortized as interest expense using the effective interest method. The 13.5% Notes are discussed in Part II Item 8. Financial Statements and Supplementary Data, Note 15, Long-Term Debt.
Interest Expense related to Sale of Future Revenue
On November 3, 2020, we entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, we sold to Marathon all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through December 31, 2025 under the Monetization Agreement.
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

Interest Income and other income, net
Interest income and other income, net consists of earnings derived from an interest-bearing accounts, investments in money market Treasury mutual funds, Treasury bills and other miscellaneous income and expense items. These interest-bearing accounts have no minimum amounts to be maintained in the accounts for which interest and dividends are earned.
Results of Operations
Comparison of Years Ended December 31, 2025 and 2024
The following discussion of our results of operations explains the material drivers of these results of operations.
Revenues
The following table sets forth our revenue data for the periods indicated.

	Year Ended December 31,		Change
	2025	2024	$	%
(In thousands, except %)
Manufacture and supply revenue	$40,225	$39,976	$249	1%
License and royalty revenue	3,519	15,345	(11,826)	(77%)
Co-development and research fees	1,279	1,925	(646)	(34%)
Proprietary product revenue, net	(478)	315	(793)	N/M
Total revenues	$44,545	$57,561	$(13,016)	(23%)
Revenues decreased 23% or $13,016 for the year ended December 31, 2025, compared to the same period in 2024. The decrease was primarily due to decreases in license and royalty revenue, proprietary product revenue, net, and co-development and research fees.
Manufacture and supply revenue increased 1% or $249 for the year ended December 31, 2025 compared to the same period in 2024. This increase was primarily due to a $3,795 increase in Ondif revenues, partially offset by a $3,482 decrease in Suboxone revenues.
License and royalty revenue decreased 77% or $11,826 for the year ended December 31, 2025 compared to the same period in 2024. This decrease was primarily due to the one-time recognition of deferred revenues of $11,544 due to the termination of licensing and supply agreements in the prior year.
Co-development and research fees decreased 34% or $646 for the year ended December 31, 2025 compared to the same period in 2024. The decrease was driven by the timing of the achievement of research and co-development performance obligations which are expected to fluctuate among reporting periods.
Proprietary product revenue, net decreased by $793 for the year ended December 31, 2025 compared to the same period in 2024. This decrease was primarily due to the change in the estimated returns allowance provision due to the withdrawal of Libervant from the market as U.S. market access ended in April 2025.
Expenses, Interest Income and Other Income:
The following table sets forth our expenses and income for the periods indicated:

	Year Ended December 31,		Change
	2025	2024	$	%
(In thousands, except %)
Manufacture and supply	$18,555	$17,872	$683	4%
Research and development	17,192	20,280	(3,088)	(15%)
Selling, general and administrative	79,849	50,180	29,669	59%
Interest expense	11,120	11,122	(2)	—%
Interest expense related to royalty obligations	5,737	5,459	278	5%
Interest expense related to the sale of future revenue	243	236	7	3%
Interest income and other income, net	(4,367)	(3,437)	(930)	27%

Manufacture and supply costs and expenses increased 4%, or $683, for the year ended December 31, 2025 compared to the same period in 2024. The increase in manufacture and supply costs was due to changes in product mix and inventory write downs.
R&D expenses decreased 15%, or $3,088, for the year ended December 31, 2025 compared to the same period in 2024. The decrease in R&D expenses is primarily due to decreases in clinical trial costs associated with the continued advancement of the Anaphylm program, partially offset by increases in product research expenses as well as R&D personnel costs and share-based compensation. The tables below provide a breakdown of the major costs included in total R&D expenses and project costs by type of expense for each of the main clinical development projects in which we are engaged for each period presented:

	Year Ended December 31,		Change
(In thousands)	2025	2024	$	%
Clinical Trials	$3,476	$8,837	$(5,361)	(61%)
Development and Manufacturing	834	303	531	175%
Product Research Expenses	2,002	1,119	883	79%
Total Project Costs	6,312	10,259	(3,947)	(38%)
Preclinical	665	987	(322)	(33%)
R&D personnel costs	6,775	6,509	266	4%
Consulting and Outside Services	416	331	85	26%
Share Based Compensation	1,875	1,215	660	54%
Depreciation/Amortization	61	70	(9)	(13%)
All Other R&D	1,088	909	179	20%
Total	$17,192	$20,280	$(3,088)	(15%)

	Year Ended December 31,
	2025	2024		2025	2024		2025	2024		2025	2024
	Total		% inc / dec	Anaphylm		% inc / dec	AQST-108		% inc / dec	Libervant		% inc / dec
Clinical Trials	$3,476	$8,837	(61%)	$3,040	$8,231	(63)%	$436	$588	(26)%	$—	$18	N/M
Development and Manufacturing	834	303	175%	773	310	149%	61	10	510%	—	(17)	N/M
Product Research Expenses	2,002	1,119	79%	2,002	930	115%	—	188	N/M	—	1	N/M
Total Project Costs	$6,312	$10,259	(38%)	$5,815	$9,471	(39%)	$497	$786	(37)%	$—	$2	N/M
Total project expenses for Anaphylm decreased 39%, or $3,656, for the year ended December 31, 2025 compared to the same period in 2024. Anaphylm clinical trial expenses decreased $5,191 over the comparable period in 2024, partially offset by increases in Anaphylm product research expenses of $1,072 due to the continued advancement of the Anaphylm program. Total project expenses for AQST-108 decreased $289 over the comparable period in 2024 due to a credit received from a vendor and due to completion of feasibility work for AQST-108 performed in the prior year period.
R&D personnel costs and share-based compensation increased by $266, or 4% and $660, or 54%, respectively, primarily due to severance and acceleration of compensation expense, partially offset by forfeitures.
Selling, general and administrative expenses increased 59%, or $29,669, for the year ended December 31, 2025 as compared to the same period in 2024. The increase primarily represents higher legal-related expenses of approximately $14,300, higher commercial spending of approximately $9,600 in preparation for the launch of Anaphylm, Anaphylm PDUFA fee of $4,310, higher personnel expenses of approximately $1,900, higher regulatory expenses related to Anaphylm of approximately $1,000, and higher share-based compensation expenses of approximately $900, partially offset by lower severance expenses of approximately $2,800 including the acceleration of share-based compensation, and lower insurance expenses of approximately $600.
Interest expense was $11,120 and $11,122 for the years ended December 31, 2025 and 2024, respectively. These amounts represent interest incurred on the outstanding 13.5% Notes, and amortization of the debt discount and capitalized debt issuance costs.

Interest expense related to amortization of the discount on the royalty obligations was $5,737 and $5,459 for the years ended December 31, 2025 and 2024, respectively. These amounts are due to the accounting associated with the royalty obligations as part of the 13.5% Notes issuance.
Interest expense related to the sale of future revenue was $243 and $236 for the years ended December 31, 2025 and 2024, respectively, and represents amortization of the issuance costs. These amounts are due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and do not represent or imply a monetary obligation or cash output at any time during the life of the transaction. In June 2023, Sunovion announced that it has voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets. Therefore, the Company likely will not receive any of the additional contingent payments under the Monetization agreement. As a result, we discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022. See Part II Item 8. Financial Statements and Supplementary Data, Note 17, Sale of Future Revenue for details.
Interest income and other income, net was $4,367 and $3,437 for the years ended December 31, 2025 and 2024, respectively. The increase primarily represents a ERTC credit received in April 2025. In June 2024, the Company recorded a gain of $1,500 on the termination of a license and supply agreement, which was partially offset by the adjustment of $1,200 to the remaining balance of the intangible asset due to the termination of the agreement.
Liquidity and Capital Resources
Sources of Liquidity
We had $121,169 in cash and cash equivalents as of December 31, 2025. While our ability to execute our business objectives and achieve profitability over the longer term cannot be assured, our on-going business, existing cash and cash equivalents, expense management activities, potential asset sales or product outlicensing as well as access to the equity capital markets, including through our ATM facility, provide near term liquidity for us to fund our operating needs for at least the next twelve months as we continue to execute our business strategy.
We established our first ATM facility in September 2019, and since inception to December 31, 2025, we have sold 27,315,145 shares of Common Stock which has generated net cash proceeds of approximately $81,753, net of commissions and other transactions costs of $3,890. On April 3, 2024, we filed a new shelf registration statement on Form S-3 to register the offer and sale of up to $250,000 worth of shares of Common Stock ("Registration Statement No. 333-278498" or the "2024 Registration Statement"), that was declared effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement was a $100,000 ATM facility pursuant to the Amended Equity Distribution Agreement with Piper Sandler & Co.
For the year ended December 31, 2025, we sold 7,457,627 shares under the ATM facility which provided net proceeds of approximately $21,229 after deducting commissions and other transaction costs of $771. For the year ended December 31, 2024, we sold 4,557,220 shares under the ATM facility which provided net proceeds of approximately $11,821 after deducting commissions and other transaction costs of $564. The remaining authorized balance of the ATM facility was $78,000 as of December 31, 2025.
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
On August 2023, we entered into the Letter Agreement with the Exercising Holder of 5,000,000 of the remaining Common Stock Warrants. Pursuant to the Letter Agreement, the Exercising Holder and Aquestive agreed that the Exercising Holder would exercise all of its Existing Warrants at the then current exercise price of the Existing Warrants. The Exercising Holder subsequently exercised the Existing Warrants, with Aquestive receiving gross proceeds of $4,800. We also issued to the Exercising Holder New Warrants to purchase up to an aggregate of 2,750,000 shares of Common Stock. The New Warrants are exercisable after February 2, 2024, expire on February 2, 2029 and are exercisable only for cash, unless the shares of Common Stock underlying the New Warrants are not registered in accordance with the terms of the Letter Agreement, in which case the New Warrants may also be exercised by means of a "cashless exercise". The New Warrants have an exercise price of $2.60 per share. During the year ended December 31, 2025, 550,000 shares were issued upon the exercise of warrants with the Company receiving proceeds of $1,430 as it relates to the Warrants issued under Securities Purchase Agreements.
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
On August 13, 2025, we entered into a purchase and sale agreement with funds managed by RTW Investments LP ("RTW" or "Purchaser"). Under the terms of the Purchase and Sale Agreement, in exchange for the Purchaser's payment to the Company of a purchase price of $75,000, upon approval of Anaphylm by the FDA by a specified date, the refinancing of the Company’s existing 13.5% Notes and certain other customary conditions, the Company agreed to a sale of assigned interests to the Purchaser, including a right for the Purchaser to tiered revenue share payments ranging from 7.5% to 1.0% of net sales (as defined in the Purchase and Sale Agreement) (and 9.5% if net sales do not achieve specified levels in subsequent calendar year periods beginning in 2027) in the United States. Revenue share payments commence in the first fiscal quarter in which the first commercial sale of Anaphylm in the United States after the closing of the transaction. Revenue share payments will cease upon the Purchaser's receipt of $187,500 by December 31, 2035 or $225,000 thereafter. The Purchase and Sale Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness (which restrictions are eliminated after the achievement by the Purchaser of a specified return on its investment), and other provisions customary for transactions of this nature, in each case subject to certain exceptions set forth in the Purchase Agreement.
On March 3, 2026, we entered into Amendment No. 1 to the Purchase and Sale Agreement, dated August 13, 2025, with funds managed by RTW. The Amendment extends the Marketing Approval Deadline for Anaphylm from its original date to June 30, 2027. Concurrently, we entered into a Warrant Issuance Agreement with funds managed by RTW, pursuant to which we agreed to issue a warrant to such funds to purchase up to 375,000 shares of our Common Stock at an exercise price of $4.00 per share, expiring on March 3, 2029. On March 3, 2026, we also entered into a Share Purchase Commitment Agreement with certain RTW-affiliated funds, pursuant to which such funds committed to purchase, in the aggregate, not less than $5.0 million of Common Stock during the 90-day period following the effective date of the agreement, at prices determined in accordance with Rule 415(a)(4) under the Securities Act.
On August 14, 2025, we completed an underwritten public offering of 21,250,000 shares of our common stock at the public offering price of $4.00 per share. Net proceeds from the 2025 Underwritten Public Offering were $79,900, after deducting underwriting discounts of $5,100. In addition to the underwriting discounts related to this offering, we incurred professional fees and other costs totaling $440.

	Year Ended December 31,
(In thousands)	2025	2024
Net cash used for operating activities	$(52,432)	$(35,759)
Net cash used for investing activities	(562)	(159)
Net cash provided by financing activities	102,617	83,592
Net increase in cash and cash equivalents	$49,623	$47,674
Net Cash Used for Operating Activities
Net cash used for operating activities for the year ended December 31, 2025 increased by $16,673 compared to the same period in 2024. The increase in cash used for operating activities was primarily related to the increases in net loss by $39,647, in trade and other receivables by $11,466, and in inventories by $851, partially offset by increases in liabilities by $21,265 largely due to obligations under a confidential legal settlement, changes in deferred revenue of $12,272, which were mostly attributed to the recognition of deferred revenues due to the termination of license and supply agreements during the year ended December 31, 2024, and decreases in prepaid expenses and other assets by $921.
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2025 increased by $403 compared to the same period in 2024. The use of cash was related to capital expenditures.

Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 increased by $19,025 compared to the same period in 2024. The increase was primarily related to net proceeds of $79,460 from the 2025 Underwritten Public Offering as compared to net proceeds of $71,974 from the 2024 Underwritten Public Offering, higher ATM proceeds by $9,411 due to higher volumes and Common Stock prices as compared to the prior year, higher net proceeds from exercise of warrants by $1,265, and higher net proceeds from exercise of options by $538.
Funding Requirements
Our on-going business, existing cash and equivalents, expense management activities as well as access to the equity capital markets, including through our ATM facility, and potential asset sales or product outlicensing potentially provide near term funding opportunities for Aquestive, see “Liquidity and Capital Resources”. On November 1, 2023, we issued $45,000 in aggregate principal amount of the 13.5% Notes due November 1, 2028. Principal payments of the 13.5% Notes will commence in June 2026, unless the 13.5% Notes are refinanced or amended.
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
•our obligation to commence the 13.5% Notes principal payments in June 2026, unless they are refinanced or amended;
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
We expect to continue to manage business costs to appropriately reflect the anticipated general decline in Suboxone revenue, and other external resources or factors affecting our business including, if available, future equity financing, other future access to the capital markets or other potential available sources of liquidity. In doing so, we plan to continue to focus on the core drivers of value for our stockholders, including, more importantly, continued investments in our ongoing product development activities in support of Anaphylm and AQST-108. Until profitability is achieved, if at all, additional capital and/or other financing or funding will be required, which could be material, to develop and commercialize our product pipeline, including AQST-108, and to fund additional development and commercial activities that are required by the FDA for Anaphylm under the CRL issued to the Company on January 30, 2026, and to meet our other cash requirements, including debt service, specifically our 13.5% Notes. Even as such, we expect to incur losses and negative cash flows for the foreseeable future and, therefore, we expect to be dependent upon external financing and funding to achieve our operating plan.
The sufficiency of our short-term and longer-term liquidity is directly impacted by our level of operating revenues and our ability to achieve our operating plan for revenues, regulatory approval in the time period planned for our product candidates and licensed rights within planned timeframes, and there can be no assurance that we will be successful in any transaction. Our operating revenues have fluctuated in the past and can be expected to fluctuate in the future. We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and we have a significant level of debt with principal payments starting in June 2026 through the debt maturity date, substantial ongoing interest payments, and royalty obligation payments projected to be made through 2035, which are further discussed in Part II Item 8. Financial Statements and Supplementary Data, Note 15, Long-Term Debt. A substantial portion of our current and past revenues has been dependent upon our licensing, manufacturing and sales with one customer, Indivior, which is expected to continue, and it could take significantly longer than planned to achieve anticipated levels of cash flows to help fund our operations and cash needs.
We are currently engaging in plans to commercialize Anaphylm through our own sales force in the United States, should Anaphylm be approved by the FDA. We will need to raise significant funding to support the continued commercialization of Anaphylm over the long-term, in addition to the funds we may receive under the Purchase Agreement and the funds we received in the 2025 Underwritten Public Offering. To the extent such additional financing through debt or debt-like instruments is required, we may have increased repayment obligations and potential limits on our flexibility to raise additional debt. To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience further dilution, and the terms of these securities could include liquidation or other preferences (if and to the extent permitted under the Indenture Agreement) that would adversely affect our stockholders’ rights. Our ability to secure additional equity financing could be significantly impacted by numerous factors including our operating performance and prospects, positive or negative developments in the regulatory approval process for our product candidates, our existing level of debt which is secured by substantially all of our assets under the Indenture Agreement, and general financial market conditions, and there can be no assurance that we will continue to be successful in raising capital or that any such needed financing will be available on favorable or acceptable terms, if at all.
If adequate funds are not available for our short-term or longer-term liquidity needs and cash requirements as and when needed, we would be required to engage in expense management activities such as reducing staff, delaying, significantly scaling back, or even discontinuing some or all of our current or planned launch activities, R&D programs and clinical and other product development activities, and otherwise significantly reducing our other spending and adjusting our operating plan, and we would need to seek to take other steps intended to improve our liquidity. We also may seek outlicensing opportunities for our proprietary products and product candidate programs that we may self-commercialize, including for Libervant and Anaphylm, or explore other potential liquidity options or strategic opportunities. Such strategic opportunities could include asset sales, outlicensing or other monetization opportunities of our proprietary products and product candidates, including Libervant and Anaphylm, although we cannot assure that any of these actions or opportunities would be available or available on acceptable terms. While an outlicensing of our proprietary products and product candidates, if approved by the FDA, could limit our exposure to the costs of commercialization of the product and provide a potential source of royalty and milestone revenues, the benefit from the potential future value that could result from our independent commercialization of these products and product candidates, assuming a successful launch of our proprietary products and product candidates, if approved by the FDA, would likely be limited. In addition, in the event of any such asset sales or outlicensing transactions, the future growth of the Company would be dependent on continued successful development of our early stage product candidates and/or asset acquisitions or other strategic transactions for the Company. There is no assurance that any such outlicensing or other strategic opportunities will be available or available on reasonable terms.
Contractual Obligations and Commitments
We have entered into various contractual agreements under which we have long term obligations. For more information regarding our commitments, see Part II, Item 8. Financial Statements and Supplementary Data, Note 23, Contingencies.
For more information regarding our future lease payments, see Part II, Item 8. Financial Statements and Supplementary Data, Note 11, Right-of-Use Assets and Lease Obligations for our minimum lease payments schedule. The expected timing of our leases may be different in future years, depending on our decision to extend terms of leases entered in proceeding years and/or enter into new leases.
For more information on our obligations related to the 13.5% Notes, see Part II, Item 8. Financial Statements and Supplementary Data, Note 15, Long-Term Debt.

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
While significant accounting policies are more fully described in Part II Item 8. Financial Statements and Supplementary Data, Note 3, Summary of Significant Accounting Policies, included in this filing, we believe that the following accounting policies are those that are most critical to the significant judgments and estimates used in the preparation of our Financial Statements.
Revenue Recognition
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
Royalty Obligations and Interest Expense
In connection with the issuance of the 13.5% Notes, we entered into a Royalty Rights Agreement with each of the Note Holders granting the Note Holders a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm (epinephrine) Sublingual Film for a period of eight years from the first sale of Anaphylm on a global basis. The note holders are also entitled to a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant (diazepam) Buccal Film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant. The Royalty Rights Agreements are classified as debt, and the value of the $45,000 13.5% Notes has been allocated between debt and the royalty obligations based on their relative fair market values. The excess of future estimated royalty payments over the allocated fair value is recognized as a discount related to the Royalty Right Agreements and is amortized over the life of the Royalty Rights Agreements. Such amortization is reflected as interest expense related to royalty obligations in the Statements of Operations and Comprehensive Loss. The 13.5% Notes are discussed in Part II Item 8. Financial Statements and Supplementary Data, Note 15, Long-Term Debt.
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
As of December 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based upon its assessment and those criteria, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
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

Item 9B.    Other Information.
Chief Operating Officer Cassie Jung adopted a written sales plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the "Jung Plan") on November 26, 2025. The Jung Plan will commence on March 9, 2026 and ends on December 31, 2026. The maximum number of shares to be sold under the Jung Plan is 248,587 shares and no shares have been sold as of the date of this Report; the actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the Jung Plan.
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

10.41†	Purchase and Sale Agreement by and between Aquestive Therapeutics, Inc. and RTW Investments, LP, dated as of August 13, 2025 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, as filed on November 5, 2025, and incorporated by reference herein).
10.42	Form of Warrant (filed as Exhibit 4.1 to the Current Report on Form 8-K of the Company, as filed on March 4, 2026, and incorporated by reference herein).
10.43†	Amendment No. 1 to the Purchase and Sale Agreement, dated August 13, 2025, by and between the Company and funds managed by RTW Investments, LP, dated March 3, 2026 (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, as filed on March 4, 2026, and incorporated by reference herein).
10.44	Warrant Issuance Agreement, by and between the Company and funds managed by RTW Investments, LP, dated March 3, 2026 (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company, as filed on March 4, 2026, and incorporated by reference herein).
10.45	Share Purchase Commitment Agreement, by and between the Company and the parties thereto, dated March 3, 2026 (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company, as filed on March 4, 2026, and incorporated by reference herein).
19.1	Insider Trading Policy (filed herewith).
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97*	Incentive Compensation Recovery Policy (filed as Exhibit 97 to the Annual Report on Form 10-K of the Company, as filed on March 5, 2024 and incorporated by reference herein).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

AQUESTIVE THERAPEUTICS, INC.

March 4, 2026	By:	/s/ Daniel Barber
Daniel Barber
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Barber	President, Chief Executive Officer and Member of the Board of Directors	March 4, 2026
Daniel Barber	(Principal Executive Officer)

/s/ A. Ernest Toth, Jr.	Senior Vice President, Chief Financial Officer	March 4, 2026
A. Ernest Toth, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gregory B. Brown	Chairman of the Board of Directors	March 4, 2026
Gregory B. Brown, M.D.

/s/ Abigail L. Jenkins	Member of the Board of Directors	March 4, 2026
Abigail L. Jenkins

/s/ John S. Cochran	Member of the Board of Directors	March 4, 2026
John S. Cochran

/s/ Julie Krop	Member of the Board of Directors	March 4, 2026
Julie Krop, M.D

/s/ Marco Taglietti	Member of the Board of Directors	March 4, 2026
Marco Taglietti, M.D.

/s/ Timothy Morris	Member of the Board of Directors	March 4, 2026
Timothy Morris

To the Stockholders and the Board of Directors
Aquestive Therapeutics, Inc.:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Aquestive Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of the Company’s ability to continue as a going concern
As discussed in Note 4 to the financial statements, the Company has experienced a history of net losses. The Company’s accumulated deficit totaled $446,998 thousand as of December 31, 2025. Historically, the Company’s sources of liquidity included cash and cash equivalents, equity, and debt offerings. The Company believes that its ongoing business, existing cash and equivalents, expense management activities, and access to equity capital markets through its ATM facility provide liquidity to fund its operating needs for at least twelve months from the date of issuance of these financial statements.
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
Short Hills, New Jersey
March 4, 2026

AQUESTIVE THERAPEUTICS, INC.
Balance Sheets
(In thousands, except per share/unit amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$121,169	$71,546
Trade and other receivables, net	17,763	7,344
Inventories, net	6,169	6,044
Prepaid expenses and other current assets	4,168	3,286
Total current assets	149,269	88,220
Property and equipment, net	3,893	3,799
Right-of-use assets, net	4,621	5,182
Other non-current assets	2,642	4,223
Total assets	$160,425	$101,424

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$29,862	$10,287
Accrued expenses	5,029	5,907
Lease liabilities, current	631	510
Deferred revenue, current	1,092	1,048
Liability related to the sale of future revenue, current	1,000	1,000
Royalty obligations, current	—	87
Loans payable, current	9,994	26
Total current liabilities	47,608	18,865
Notes payable, net	27,519	32,500
Royalty obligations, net	25,941	20,129
Liability related to the sale of future revenue, net	62,023	62,718
Lease liabilities	4,337	4,968
Deferred revenue, net of current portion	19,390	20,005
Other non-current liabilities	7,269	2,395
Total liabilities	194,087	161,580
Contingencies (Note 23)

Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; 122,044,299 and 91,413,742 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	122	91
Additional paid-in capital	413,214	302,967
Accumulated deficit	(446,998)	(363,214)
Total stockholders’ deficit	(33,662)	(60,156)
Total liabilities and stockholders’ deficit	$160,425	$101,424

See accompanying notes to the financial statements.

AQUESTIVE THERAPEUTICS, INC.
Statements of Operations and Comprehensive Loss
(In thousands, except per share data amounts)

	Year Ended December 31,
	2025	2024
Revenues	$44,545	$57,561
Costs and expenses:
Manufacture and supply	18,555	17,872
Research and development	17,192	20,280
Selling, general and administrative	79,849	50,180
Total costs and expenses	115,596	88,332
Loss from operations	(71,051)	(30,771)
Other income (expenses):
Interest expense	(11,120)	(11,122)
Interest expense related to royalty obligations	(5,737)	(5,459)
Interest expense related to the sale of future revenue	(243)	(236)
Interest income and other income, net	4,367	3,437
Net loss before income taxes	(83,784)	(44,151)
Income taxes benefit	—	14
Net loss	$(83,784)	$(44,137)
Comprehensive loss	$(83,784)	$(44,137)

Loss per share attributable to common stockholders:
Basic and diluted (in dollars per share)	$(0.78)	$(0.51)

Weighted-average number of common shares outstanding:
Basic and diluted (in shares)	106,926,528	86,726,211

See accompanying notes to the financial statements.

AQUESTIVE THERAPEUTICS, INC.
Statements of Changes in Stockholders’ Deficit
(In thousands, except per share amounts)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2023	68,533,085	$69	$212,521	$(319,077)	$(106,487)
Common Stock issued under public equity offering-ATM	4,557,220	4	12,381	—	12,385
Costs of common stock issued under public equity offering-ATM	—	—	(602)	—	(602)
Common Stock issued under public equity offering	17,226,468	18	77,502	—	77,520
Costs of common stock issued under public equity offering	—	—	(5,546)	—	(5,546)
Common Stock issued upon warrant exercises	30,645	—	165	—	165
Shares issued under employee stock purchase plan	35,374	—	109	—	109
Share-based compensation expense	—	—	7,056	—	7,056
Vested restricted stock units, net	673,925	—	(1,351)	—	(1,351)
Options exercised, net	357,025	—	732	—	732
Net loss	—	—	—	(44,137)	(44,137)
Balance at December 31, 2024	91,413,742	91	302,967	(363,214)	(60,156)
Common Stock issued under public equity offering-ATM	7,457,627	8	21,992	—	22,000
Costs of common stock issued under public equity offering-ATM	—	—	(806)	—	(806)
Common Stock issued under public equity offering	21,250,000	21	84,979	—	85,000
Costs of common stock issued under public equity offering	—	—	(5,540)	—	(5,540)
Common Stock issued upon warrant exercises	550,000	1	1,429	—	1,430
Shares issued under employee stock purchase plan	38,377	—	191	—	191
Share-based compensation expense	—	—	7,541	—	7,541
Vested restricted stock units, net	767,053	1	(809)	—	(808)
Options exercised, net	567,500	—	1,270	—	1,270
Net loss	—	—	—	(83,784)	(83,784)
Balance at December 31, 2025	122,044,299	$122	$413,214	$(446,998)	$(33,662)

See accompanying notes to the financial statements.

AQUESTIVE THERAPEUTICS, INC.
Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(83,784)	$(44,137)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	548	718
Share-based compensation	7,624	7,099
Amortization of debt issuance costs and discounts	10,995	10,714
Gain on contract termination	—	(300)
Other, net	1	104
Changes in operating assets and liabilities:
Trade receivables and other receivables, net	(10,372)	1,094
Inventories	(126)	725
Prepaid expenses and other assets	698	(223)
Accounts payable	19,523	2,782
Accrued expenses and other liabilities	3,032	(1,492)
Deferred revenue	(571)	(12,843)
Net cash used for operating activities	(52,432)	(35,759)
Cash flows from investing activities:
Capital expenditures	(562)	(159)
Net cash used for investing activities	(562)	(159)
Cash flows from financing activities:
Proceeds from issuance of common stock under public equity offering-ATM, net	21,194	11,783
Proceeds from common stock issued under public equity offering, net	79,460	71,974
Proceeds from exercise of warrants, net	1,430	165
Proceeds from shares issued under employee stock purchase plan	110	67
Proceeds from exercise of stock options	1,270	732
Repayment of debt principal including lease liabilities	(26)	(23)
Payments for royalty obligations	(11)	(5)
Payments for taxes on share-based compensation	(810)	(1,101)
Net cash provided by financing activities	102,617	83,592
Net increase in cash and cash equivalents	49,623	47,674
Cash and cash equivalents:
Beginning of period	71,546	23,872
End of period	$121,169	$71,546

Supplemental disclosures of cash flow information:
Cash payments for interest	$6,098	$7,097
Cash payments for income taxes	$—	$305
Cash refunds received for income taxes	$(65)	$—
Non-cash investing activities: capital expenditures in accounts payable	$52	$78
Non-cash financing activities: accrued taxes on share-based compensation	$—	$250
See accompanying notes to the financial statements.

AQUESTIVE THERAPEUTICS, INC.
Notes to Financial Statements
(In thousands, except share and per share information)

Note 1.    Company Overview and Equity Transactions
(A) Company Overview
Aquestive Therapeutics, Inc. is a pharmaceutical company advancing medicines to bring meaningful improvement to patients’ lives through innovative science and delivery technologies. The Company is developing pharmaceutical products to deliver complex molecules through alternative administrations to invasive and inconvenient standard of care therapies. The Company is advancing a late stage non-device based epinephrine prodrug product candidate for the treatment of severe allergic reactions, including anaphylaxis, under the Anaphylm™ trade name, and its AdrenaVerse™ epinephrine prodrug pipeline platform. The Company has four licensed commercialized products which are marketed by its licensees in the U.S. and around the world. The Company is the exclusive manufacturer of these licensed products. The Company also collaborates with pharmaceutical companies to bring new molecules to market using proprietary, best-in-class technologies, like PharmFilm®, and has proven drug development and commercialization capabilities. The Company’s production facilities are located in Portage, Indiana, and its corporate headquarters and primary research laboratory facilities are based in Warren, New Jersey.
(B) Equity Transactions
ATM Facility
The Company established its first ATM facility in September 2019, and since inception to December 31, 2025, the Company has sold 27,315,145 shares of Common Stock under its ATM Facility which has generated net cash proceeds of approximately $81,753, net of commissions and other transactions costs of $3,890. On April 3, 2024, the Company filed a new shelf registration statement on Form S-3, the 2024 Registration Statement, which was declared effective by the SEC on April 23, 2024. Included in the 2024 Registration Statement are (i) a base prospectus registering the offer, issuance and sale of up to $250,000 worth of Common Stock, preferred stock, debt securities, warrants, rights and units and (ii) a $100,000 ATM facility prospectus. For the year ended December 31, 2025, the Company sold 7,457,627 shares of Common Stock pursuant to the ATM prospectus and the Amended Equity Distribution Agreement with Piper Sandler & Co. (successor to Piper Jaffray & Co.), which provided net proceeds of approximately $21,229, after deducting commissions and other transaction costs of $771. For the year ended December 31, 2024, the Company sold 4,557,220 shares which provided net proceeds of approximately $11,821 after deducting commissions and other transaction costs of $564. The remaining authorized balance of the ATM facility was $78,000 as of December 31, 2025.
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
On August 14, 2025, the Company completed an underwritten public offering of 21,250,000 shares of its common stock at the public offering price of $4.00 per share. Net proceeds from the 2025 Underwritten Public Offering were $79,900, after deducting underwriting discounts of $5,100. In addition to the underwriting discounts related to this offering, the Company incurred professional fees and other costs totaling $440.
Note 2.     Basis of Presentation and Principles of Consolidation
These financial statements have been prepared in accordance with GAAP in the United States of America, and in accordance with the rules and regulations of the SEC. Certain reclassifications were made to conform to the current year presentation. As of March 31, 2024, the Company dissolved its subsidiaries and no longer prepares its financial statements on a consolidated basis. The dissolution of the subsidiaries did not have a material impact on the Company’s financial statements as of December 31, 2025 and 2024.
Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the ASC and ASU of FASB.
Note 3.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions often involve assessments of matters that are inherently uncertain and accordingly actual results could differ from those estimates. Significant items subject to estimates and assumptions include those related to revenue recognition, inventory costs, allowances for rebates from proprietary product sales of Libervant for patients between two to five years of age, allowances for sales returns, the useful lives of fixed assets and the valuations of royalty obligations, sale of future revenues, share-based compensation, and contingencies.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2025 and 2024, cash and cash equivalents consisted of cash in bank accounts, Treasury bills and money market Treasury mutual funds.
Concentration of Credit Risk
Cash and cash equivalents are held and managed by multiple financial institutions that management believes are of high credit quality. The Company has not experienced any losses in such accounts and such amounts may exceed federally-insured limits of $250.
Concentration of the Company’s significant customers as of December 31, 2025 and 2024 is outlined in Note 6, Revenues and Trade Receivables, Net.
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables. The Company’s credit terms generally range from 30 to 60 days, depending on the customer and type of invoice.
The Company maintains an allowance for credit losses on accounts receivable, which is recorded as a reduction to accounts receivable. Changes in the allowance are classified as Selling, general and administrative expenses in the Statements of Operations and Comprehensive Loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when it identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. It also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves. The allowance for credit losses was $0 as of December 31, 2025 and 2024.
Inventories
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. The Company regularly reviews its inventories for impairment and reserves are established when necessary.
At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence and shelf life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand, the risk of competitive obsolescence for products, general market conditions, and a review of the shelf life expiration dates for products. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products, or use them in production, prior to their expiration, the Company records allowances to adjust the carrying value to estimated net realizable value as necessary. The Company expenses inventory related to the Company’s R&D activities when the Company purchases or manufactures it. Before the regulatory approval of the Company’s product candidates, the Company recognizes R&D expense for the manufacture of drug products that could potentially be available to support the commercial launch of the Company’s drug candidates, if approved by regulatory authorities.
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

Intangible Assets
Intangible assets included the costs of acquired composition and process technologies, the costs of purchased patents used in the manufacture of orally soluble film and the costs of acquired NDA. The Company amortized these assets using the straight-line method over the shorter of their legal lives or estimated useful lives. As of December 31, 2025 and 2024, the balance of the Company's intangible assets was zero, see Note 12, Intangible Assets, Net for additional information.
Impairment of Long-Lived Assets
Long lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In these circumstances, the Company compares undiscounted cash flows expected to be generated by that asset or asset group to the corresponding carrying amounts. If this comparison is indicative of impairment, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered most appropriate. No impairment was recognized for the years ended December 31, 2025 and 2024.
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
Royalty Obligations, net
On November 1, 2023, in connection with the issuance of the 13.5% Notes, the Company and the Note Holders entered into the Royalty Rights Agreements, which provide the Note Holders a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm (epinephrine) Sublingual Film for a period of eight years from the first sale of Anaphylm on a global basis. The Note Holders are also entitled to a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant (diazepam) Buccal Film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant. The Royalty Rights Agreements are classified as debt, and the value of the $45,000 13.5% Notes has been allocated between debt and the royalty obligations based on their relative fair market values. The fair value of the royalty obligation is being amortized over the life of the Royalty Rights Agreements and such amortization is reflected as interest expense related to royalty obligations in the Statements of Operations and Comprehensive Loss. The 13.5% Notes are discussed in Note 15, Long-Term Debt..

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
Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements. In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables, net within the Balance Sheets. As of December 31, 2025 and 2024, such contract assets were $627 and $578, respectively, consisting primarily of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with third parties.
Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Balance Sheets. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of December 31, 2025 and 2024, such contract liabilities were $20,482 and $21,053, respectively.
Costs to Obtain Contracts - in certain situations, the Company may incur incremental costs of obtaining a contract with a customer. These costs, if expected to be recovered, are recognized as an asset and reflected as other assets within the Balance Sheets. The asset is amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. As of December 31, 2025 and 2024, such costs to obtain contracts were $449 and $480, respectively.
Research and Development
R&D expenses are recorded in accordance with ASC 730, Research and Development and are expensed as incurred. R&D expenses include R&D activities, services of external CROs, costs of their clinical research sites, scale-up and validation costs, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. CROs activities include preclinical laboratory experiments and clinical studies. Other activity expenses include regulatory consulting and other costs. The activities undertaken by regulatory consultants that were classified as R&D expense include assisting, communicating with, and advise its in-house staff with respect to various FDA submission processes, clinical trial processes and scientific writing matters, including preparing protocols and FDA submissions. These consulting expenses were direct costs associated with preparing, receiving and understanding work for its clinical trials and investigative drugs. Payments made to CROs based on agreed-upon terms, which may include payments in advance of a study start date. The Company expenses non-refundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when goods or services have been received rather than when payment was made. The Company reviews and accrues CROs expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion state of study as provided by CROs. Estimated CROs costs subject to revisions as such studies progress to completion. The Company charges revisions to expense in the period when the facts that give rise to the revision become known.

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
For 2023 awards with the vesting based on market conditions, the Company uses a Monte Carlo simulation that considers various variables and assumptions, including:
•simulated 30-day average at the end of the requisite service period,
•discount period based on the vesting term of the awards,
•an estimate of stock price volatility based on that of an industry peer group,
•expected dividends, if any, and
•risk-free interest rate
For 2025 awards with the vesting based on market conditions, the Company uses a Monte Carlo simulation that considers various variables and assumptions, including:
•simulated 30-day average for the last 30 days of the first pricing period,
•simulated highest 30-day average for any 30-day period throughout the second pricing period,
•discount period based on the vesting term of the awards,
•an estimate of stock price volatility based on the Company's historical volatility,
•expected dividends, if any, and

•risk-free interest rate
These assumptions require estimates and judgments and changes in those inputs could impact the amount of expenses that are charged to earnings. The Company recognizes compensation expense for the fair value of RSUs and stock option awards over the requisite service period of the awards. All excess tax benefits, taxes and tax deficiencies from stock-based compensation are included in the provision for income taxes in the Company's Statements of Operations and Comprehensive Loss. As part of the Company’s share-based compensation plan, shares are withheld to satisfy tax withholding obligations upon the vesting of RSUs. During the years ended December 31, 2025 and 2024, the fair value of the shares withheld was $809 and $1,351, respectively, and was recorded a reduction of Additional paid-in capital in the Statements of Changes in Stockholders’ Deficit and as a financing activity in the Statements of Cash Flows. The portion of shares yet to be remitted as of December 31, 2025 and 2024 was $0 and $250 and is disclosed as a non-cash financing activity in the Statements of Cash Flows.
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that may result from transactions and economic events other than those with stockholders, such as unrealized gains or losses on investments. For the years ended December 31, 2025 and 2024, the Company’s comprehensive loss included only its net loss.
Fair Value Measurements
Certain assets and liabilities are reported on a recurring basis at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1 — Quoted prices in active markets for identical assets or liabilities. Cash and cash equivalents consisted of cash in bank accounts, and money market Treasury mutual funds which are all Level 1 assets.
•Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data. The Company's Level 2 assets consisted of Treasury bills of $40,241 and $0 as of December 31, 2025 and 2024, respectively.
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
During the year ended December 31, 2025, the Company updated the probability-weighted cash flows for future sales, which decreased the royalty obligation to $51,886 and decreased the unamortized discount to $25,945. The effective interest rate changed by 2.64%, and the Company updated the projected years of payments to 2035. During the year ended December 31, 2024, there were no material changes to the probability-weighted cash flows for future sales used to recognize the Royalty Right Agreements liability. The Company had used 75% probability of success factor and updated the projected years of payments to 2034 and the effective interest rate by 0.56%. See Note 15, Long-Term Debt for further discussion.
Segment Information
Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. See Note 5, Segment Reporting for additional information.
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
Recently Adopted Accounting Pronouncements:
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. The ASU modifies the effective tax rate reconciliation table and requires disaggregation of income taxes. The Company adopted ASU 2023-09 for the year ending December 31, 2025 and added the required disclosures on a prospective basis in Note 22, Income Taxes.
Recent Accounting Pronouncements Not Adopted as of December 31, 2025:
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
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software to provide clarification and improvements to the accounting for internal-use software costs under ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. The guidance includes amendments related to capitalization of implementation costs, subsequent measurement, and related presentation and disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its financial statements and related disclosures.

Note 4.     Risks and Uncertainties
The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for 2026 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of December 31, 2025, the Company had $121,169 of cash and cash equivalents.
The Company has experienced a history of net losses. The Company’s accumulated deficit totaled $446,998 as of December 31, 2025. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company’s funding requirements have been met by its cash and cash equivalents, as well as its existing equity and debt offerings, including the 13.5% Senior Secured Notes, as further discussed in Note 15, Long-Term Debt, the ATM facility and other equity offerings, including the underwritten public offerings as discussed in Note 1 Part B, Company Overview and Equity Transactions.

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
Note 5.     Segment Reporting
Operating segments are defined as components of an entity for which separate discrete financial information is available for evaluation by the CODM in deciding how to allocate resources and in assessing performance. For the years ended December 31, 2025 and 2024, the Company has identified one operating and reportable segment. The Company defines its operating segment based on internally reported financial information that is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company's CEO is the CODM. The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. This segment encompasses the development and advancement of a product pipeline for the treatment of severe allergic reactions, including anaphylaxis, and the Adrenaverse epinephrine prodrug pipeline platform. Additionally, the Company serves as the exclusive manufacturer for its proprietary product, Libervant, while it had U.S. market access, and four licensed commercialized products.
The CODM reviews the segment's profit or loss based on net loss reported on the Statements of Operations and Comprehensive Loss. The CODM also considers forecast-to-actual variances on a monthly basis for expenses deemed significant. Furthermore, the CODM reviews the segment's assets based on total assets reported on the Balance Sheets. All long-lived assets are held in the United States. While the Company generated $44,545 and $57,561 in revenues for the years ended December 31, 2025, and 2024, respectively, management expects the Company to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials, ultimately seeking regulatory approval and commencing commercialization activities for Anaphylm, if approved by the FDA. The CODM uses cash forecast models to guide investment decisions and assess entity-wide operating results and performance. Net loss is used to monitor budget and rolling forecasts versus actual results. The CODM views specific categories within R&D expenses, selling expenses, and general and administrative expenses as significant due to their direct correlation with cash burn and profitability.

The following table reconciles reported revenues to net loss under the significant expense principle for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024
Revenues	$44,545	$57,561
Costs and expenses:
Total Manufacture and Supply Expenses	18,555	17,872

R&D Project expenses:
Anaphylm project expenses	5,815	9,471
AQST-108 project expenses	497	786
Libervant project expenses	—	2
R&D other expenses:
Personnel costs1	8,650	7,724
Other2	2,230	2,297
Total Research and Development Expenses	17,192	20,280

Selling expenses:
Personnel costs3	3,719	2,382
Other4	14,765	5,164
Total Selling expenses	18,484	7,546

General & Administrative expenses:
Personnel costs5	19,823	21,064
Other6	41,542	21,570
Total General and Administrative Expenses	61,365	42,634

Total Selling, General and Administrative Expenses	79,849	50,180

Total costs and expenses	115,596	88,332
Loss from operations	(71,051)	(30,771)
Other income/(expenses), net	(12,733)	(13,380)
Net loss before income taxes	(83,784)	(44,151)
Income taxes benefit	—	14
Net loss	$(83,784)	$(44,137)
Comprehensive loss	$(83,784)	$(44,137)

1 - R&D Personnel costs include payroll expenses, share-based compensation expenses and severance
2 - Other R&D expenses include preclinical, consulting, maintenance, and testing fees
3 - Selling Personnel costs include payroll expenses, share-based compensation expenses and severance
4 - Other Selling expenses include commercialization and other related expenses
5 - G&A Personnel costs include payroll expenses, share-based compensation expenses and severance
6 - Other General and Administrative expenses include legal/patent fees, legal expenditures, insurance fees, IT expenses, investor relations expenses, regulatory fees, facility and other costs

Note 6.     Revenues and Trade Receivables, Net
The Company’s revenue was comprised of the following:

	Year Ended December 31,
	2025	2024
Manufacture and supply revenue	$40,225	$39,976
License and royalty revenue	3,519	15,345
Co-development and research fees	1,279	1,925
Proprietary product revenue, net	(478)	315
Total revenues	$44,545	$57,561
Disaggregation of Revenue
The following table provides disaggregated net revenue by geographic area:

	Year Ended December 31,
	2025	2024
United States	$29,604	$39,930
Ex-United States	14,941	17,631
Revenues	$44,545	$57,561
For the year ended December 31, 2025, United States revenues were derived primarily from Indivior (manufacture and supply revenue, and co-development and research fees), and Assertio (manufacture and supply revenue, license and royalty revenue and co-development and research fees). Ex-United States revenues were derived primarily from Hypera (manufacture and supply revenue, and license and royalty revenue), and Indivior (manufacture and supply revenue, license and royalty revenue and co-development and research fees) for revenue markets outside of the United States.
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
Trade and other receivable, net consist of the following:

	December 31,
	2025	2024
Trade receivables	$8,013	$4,919
Contract and other receivables	9,750	2,473
Less: sales-related allowances	(582)	(48)
Reclassification into Accrued distribution expenses and sales-related allowances	582	—
Trade and other receivables, net	$17,763	$7,344
Contract and other receivables totaled $9,750 and $2,473 as of December 31, 2025 and 2024, respectively, consisting primarily of contract assets and other receivables. Contract assets consist of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with third parties. Other receivables also include the current portion related to the Monetization royalty receivable and other receivables. As of December 31, 2025, other receivables also include an insurance reimbursement. Sales-related allowances as of December 31, 2025 and 2024 were estimated in relation to revenues recognized for sales of Libervant for patients between two to five years of age while Libervant had U.S. market access.

The following table presents the changes in the allowance for credit losses:

	December 31,
	2025	2024
Balance at beginning of the period	$—	$14
Allowance reduction	—	(14)
Balance at end of the period	$—	$—
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
The following table presents the changes in sales-related allowances:

	December 31,
	2025	2024
Balance at beginning of period	$48	$—
Provision	568	71
Payments / credits	(34)	(23)
Reclassifications into Accrued distribution expenses and sales-related allowances	(582)	—
Balance at end of period	$—	$48
Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction of trade receivables as of December 31, 2025 and 2024, and accruals for wholesaler service fees, co-pay support redemptions and other rebates are reflected as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and accrued expenses were $0 and $906, respectively, as of December 31, 2025, and $48 and $665, respectively, as of December 31, 2024. See Note 14, Accrued Expenses.
Concentration of Major Customers
Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the year ended December 31, 2025, Indivor and Hypera represented approximately 73% and 17% of total revenue, respectively. As of December 31, 2025, Indivor and Hypera exceeded the 10% threshold for outstanding receivable balances and represented 69% and 25%, respectively, of total trade and other receivables. For the year ended December 31, 2024, Indivor and Haisco represented approximately 62% and 12% of total revenue including the one-time recognition of deferred revenue for Haisco, respectively. As of December 31, 2024, Indivor and Hypera exceeded the 10% threshold for outstanding receivable balances and represented 41% and 16%, respectively of total trade and other receivables.

Note 7.     Material Agreements
Purchase and Sale agreement with RTW Investments LP
On August 13, 2025, the Company entered into a purchase and sale agreement ("Purchase and Sale Agreement") with funds managed by RTW Investments LP ("RTW" or "Purchaser"). Under the terms of the Purchase and Sale Agreement, in exchange for the Purchaser's payment to the Company of a purchase price of $75,000, upon approval of Anaphylm by the FDA by a specified date, the refinancing of the Company’s existing 13.5% Notes and certain other customary conditions, the Company agreed to a sale of assigned interests to the Purchaser, including a right for the Purchaser to tiered revenue share payments ranging from 7.5% to 1.0% of net sales as defined in the Purchase Agreement (and 9.5% for the subsequent calendar year period if net sales do not achieve specified level in a calendar year period beginning in 2027) in the United States. Revenue share payments commence in the first fiscal quarter in which the first commercial sale of Anaphylm in the United States after the closing of the transaction. Revenue share payments will cease upon the Purchaser's receipt of $187,500 by December 31, 2035 or $225,000 thereafter. The Purchase and Sale Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness (which restrictions are eliminated after the achievement by the Purchaser of a specified return on its investment), and other provisions customary for transactions of this nature, in each case subject to certain exceptions set forth in the Purchase and Sale Agreement. As this financing is contingent on events that have not occurred yet and are outside of the Company's control, the accounting consequences for this transaction as of and for the year ended December 31, 2025 have been limited to capitalized legal fees of approximately $700 recorded within Other current assets on the Balance Sheets.
On March 3, 2026, the Company entered into Amendment No. 1 to the Purchase and Sale Agreement, dated August 13, 2025, with funds managed by RTW. The Amendment extends the Marketing Approval Deadline from its original date to June 30, 2027. Concurrently, the Company entered into a Warrant Issuance Agreement with funds managed by RTW, pursuant to which the Company agreed to issue a warrant to purchase up to 375,000 shares of the Company's Common Stock at an exercise price of $4.00 per share, expiring on March 3, 2029. On March 3, 2026, the Company also entered into a Share Purchase Commitment Agreement with certain RTW-affiliated funds, pursuant to which such funds committed to purchase, in the aggregate, not less than $5.0 million of Common Stock during the 90-day period following the effective date of the agreement, at prices determined in accordance with Rule 415(a)(4) under the Securities Act.
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
Purchase and Sale Agreement with an affiliate of Marathon
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold to Marathon all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI. In exchange for the sale of these rights, the Company received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through December 31, 2025 under the Monetization Agreement.
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
Licensing and Supply Agreement with Haisco for Exservan™ (Riluzole Oral Film) for ALS Treatment in China
The Company entered into the Haisco Agreement with Haisco, effective as of March 3, 2022, pursuant to which Aquestive granted Haisco an exclusive license to develop and commercialize Exservan™ (riluzole oral film) for the treatment of ALS in China. Under the terms of the Haisco Agreement, Aquestive was the exclusive sole manufacturer and supplier for Exservan in China. Under the Haisco Agreement, as amended, the Company received a $7,000 upfront cash payment in September 2022 and was entitled to receive regulatory milestone payments and double-digit royalties on net sales of Exservan in China and earn manufacturing revenue upon the sale of Exservan in China. In June 2024, the Haisco Agreement was terminated, and the Company will not receive any contingent payments under the Haisco Agreement. The termination agreement released all parties from any existing or ongoing obligations. Commissions of $134 that had been capitalized were expensed immediately in Selling, general, and administrative expenses on the Statements of Operations and Comprehensive Loss for the year ended December 31, 2024. The Company recognized previously deferred revenue of $7,000 for the upfront payment received in September 2022 on the Company's financial statements for the year ended December 31, 2024.
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
Licensing Agreement with Mitsubishi Tanabe Pharma America, Inc.
In January 2021, the Company announced that Aquestive granted an exclusive license to MTPA for the commercialization of Exservan in the United States. MTPA is a multinational pharmaceutical company with a focus on patients with ALS. The product was launched by MTPA in June 2021. Under the terms of the MTPA license agreement, Aquestive was the exclusive manufacturer and supplier of Exservan for MTPA in the United States. In June 2024, under the Second Amendment to the License and Supply Agreement, MTPA and the Company mutually agreed to terminate the agreement. As of June 30, 2024 and as part of the termination, the parties were released from any existing or ongoing obligations (except for certain limited non-material post-termination obligations). Upon termination, previously deferred revenue of $3,317 was recognized for milestone payments that had been received on the Company's financial statements for the year ended December 31, 2024. Commissions of $57 that had been capitalized were expensed immediately in Selling, general, and administrative expenses on the Statements of Operations and Comprehensive Loss for the year ended December 31, 2024.

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
The Company granted warrants to certain noteholders in connection with its debt repayment and debt refinancing of the 12.5% Notes during 2020 and 2019, respectively. Those warrants were valued based on Level 3 inputs and their fair value was based primarily on an independent third-party appraisal prepared as of the grant date consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. The warrants expired on June 30, 2025. See Note 16, Warrants for further information on these warrants.
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
Those Royalty Agreements were valued based on Level 3 inputs and their fair value was based primarily on internal management estimates developed based on third-party data and reflect management’s judgments, current market conditions, and forecasts. The initial fair value measurement of the Royalty Right Agreements was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and the estimated amount of future sales of Anaphylm and Libervant. See Note 15, Long-Term Debt for further discussion.

Note 9.     Inventories, Net
Inventory consists of the following:

	December 31,
	2025	2024
Raw material	$3,143	$3,266
Packaging material	2,362	2,135
Finished goods	664	643
Total inventory	$6,169	$6,044
Note 10. Property and Equipment, Net

				December 31,
	Useful Lives			2025	2024
Machinery	3	-	15 years	$20,383	$20,317
Furniture and fixtures	3	-	15 years	769	769
Leasehold improvements	(a)			21,419	21,419
Computer, network equipment and software	3	-	7 years	3,140	2,685
Construction in progress				2,203	2,110
				47,914	47,300
Less: accumulated depreciation and amortization				(44,021)	(43,501)
Total property and equipment, net				$3,893	$3,799
(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.
Total depreciation and amortization related to property and equipment was $548 and $640 for the years ended December 31, 2025 and 2024, respectively. No impairment losses were recognized for the years ended December 31, 2025 and 2024.
Note 11.    Right-of-Use Assets and Lease Obligations
The Company leases all realty used at its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of these three leases include the characteristics specified in ASC 842, Leases, that require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases, as amended, provide remaining terms between 2.2 years and 7.8 years, including renewal options expected to be exercised to extend the lease periods. Commitments under finance leases are not significant, and are included in Property and equipment, net, and Notes Payable, net on the Balance Sheets. See Part II, Properties for details.
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
The Company’s lease costs are recorded in manufacture and supply, R&D and selling, general and administrative expenses in its Statements of Operations and Comprehensive Loss. For the years ended December 31, 2025 and 2024, total operating lease expenses totaled $1,783 and $1,814, respectively, including variable lease expenses such as common area maintenance and operating costs of $449 and $487, respectively.

The Company’s payments due under its operating leases are as follows:

2026	$1,318
2027	1,346
2028	1,180
2029	1,000
2030 and thereafter	2,915
Total lease payments	7,759
Less: imputed interest	(2,791)
Total operating lease liabilities	$4,968
Note 12.     Intangible Assets, Net
The following table provides the components of identifiable intangible assets, all of which are finite lived.

	December 31,
	2025	2024
Purchased intangible	$3,858	$3,858
Purchased patent	509	509
	4,367	4,367
Less: accumulated amortization	(4,367)	(4,367)
Intangible assets, net	$—	$—
There was no amortization expense incurred during the year ended December 31, 2025. Amortization expense was $78 for the year ended December 31, 2024.
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
Note 13.    Other Non-Current Assets
The following table provides the components of other non-current assets:

	December 31,
	2025	2024
Royalty receivable	$2,000	$3,000
Other	642	1,223
Total other non-current assets	$2,642	$4,223
During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the eight $1,000 annual minimum guaranteed royalty payments that are due to the Company. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded it was not transferred. As of December 31, 2025 and 2024, Royalty receivable consists of three and four, respectively, annual minimum payments due from Sunovion, the last of which is due in March, 2028. The current portion of the royalty receivable is included in Trade and other receivables, net. See Note 17, Sale of Future Revenue for further details on how this receivable relates to the Monetization Agreement transaction.
The non-current portion of costs to obtain contracts capitalized under ASC 340, Other Assets and Deferred Costs, is recorded within Other non-current assets on the Balance Sheets as of December 31, 2025 and 2024. Commissions of $191 were expensed in Selling, general, and administrative expenses on the Statements of Operations and Comprehensive Loss for the year ended December 31, 2024 due to the termination of contracts.

Note 14.     Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2025	2024
Accrued compensation	$3,707	$4,732
Real estate and personal property taxes	349	365
Accrued distribution expenses and sales returns provision	906	665
Interest payable	17	17
Other	50	128
Total accrued expenses	$5,029	$5,907
The decrease in Accrued compensation is mostly related to a decrease in the current portion of accrued severance as of December 31, 2025 and timing of payroll-related payments. The increase in Accrued distribution expenses and sales return provision reflects a reclassification from Trade receivables and other receivables, net. Refer to Note 6, Revenues and Trade Receivables, Net. Accrued distribution expenses and sales returns provision mostly represent estimated liabilities for returns, wholesaler service fees, co-pay support redemptions and other rebates related to the proprietary product Libervant and returns and other expenses related to the proprietary product Sympazan (prior to outlicensing to Assertio in October 2022).
Note 15.     Long-Term Debt
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
The Indenture Agreement permits the Company, upon the continuing satisfaction of certain conditions, including that the Company has at least $100,000 of net revenues for the most recently completed twelve calendar month period, to enter into an ABL facility not to exceed $10,000. The ABL Facility may be collateralized only by assets of the Company constituting inventory, accounts receivable, and the proceeds thereof.
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
The initial fair value measurement of the Royalty Right Agreements was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and the estimated amount of future sales of Anaphylm and Libervant. These inputs are derived using internal management estimates developed based on third-party data and reflect management’s judgments, current market conditions, and forecasts.
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
The following table summarizes the significant unobservable inputs used in the fair value measurement of the Royalty Right Agreements:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
		Discount Rate	15%
Royalty Right Agreements	Probability weighted income approach	Probability of Success	95%
		Projected Years of Payments	2025	-	2035
During the year ended December 31, 2025, the Company updated the probability-weighted cash flows for future sales, which decreased the royalty obligation to $51,886 and decreased the unamortized discount to $25,945. The effective interest rate changed by 2.64%, and the Company updated the projected years of payments to 2035. During the year ended December 31, 2024, there were no material changes to the probability-weighted cash flows for future sales used to recognize the Royalty Right Agreements liability. The Company had used 75% probability of success factor and updated the projected years of payments to 2034 and the effective interest rate by 0.56%.
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
The excess of future estimated royalty payments over the allocated fair value is recognized as a discount related to the Royalty Right Agreements and is amortized as interest expense using the effective interest method.
The allocated amounts of $13,856 when combined with the Exit Fee of $2,000, original issue discount of $1,125 and debt issuance costs of $3,517, resulted in debt discount of $20,498. The debt discount is being amortized over the term of 13.5% Notes using the effective interest method.
Amortization expense arising from the discounts related to the 13.5% Notes and Royalty Right Agreements for the year ended December 31, 2025 was $5,016 and $5,736, respectively. Amortization expense arising from the discounts related to the 13.5% Notes and Royalty Right Agreements for the year ended December 31, 2024 was $5,019 and $5,459, respectively.
Unamortized discounts totaled $7,630 for the 13.5% Notes and $25,945 for royalty obligations as of December 31, 2025. Unamortized discounts totaled $12,646 for the 13.5% Notes and $36,706 for royalty obligations as of December 31, 2024.

Long-term notes and unamortized debt discount balances are as follows:

	December 31,
	2025	2024
Total outstanding notes	$45,000	$45,000
Unamortized discount, including Exit Fee	(7,630)	(12,646)
Notes payable, current	(9,964)	—
Notes payable, long-term	27,406	32,354
Finance lease, long-term	113	146
Notes payable, net	$27,519	$32,500

	December 31,
	2025	2024
Royalty obligations	$51,886	$56,922
Unamortized discount	(25,945)	(36,706)
Current portion of royalty obligation	—	(87)
Royalty obligations, net	$25,941	$20,129
Scheduled principal payments net of exit fee on the 13.5% Notes as of December 31, 2025 are as follows:

2026	9,540
2027	14,535
2028	20,925
Total	$45,000
Note 16.    Warrants
Warrants Issued to 12.5% Senior Secured Noteholders
Warrants that were issued in conjunction with the Initial Notes (the “Initial Warrants”) and Additional Notes (the “Additional Warrants”) entitled the noteholders to purchase up to 2,143,000 shares of Common Stock and included specified registration rights. Management estimated the fair value of the Initial Warrants to be $6,800 and the Additional Warrants to be $735, each based on an assessment by an independent third-party appraiser. The fair value of the respective warrants was treated as a debt discount, amortizable over the term of the respective warrants, with the unamortized 12.5% Notes portion applied to reduce the aggregate principal amount of the 12.5% Notes. Additionally, since the Initial Warrants and Additional Warrants issued do not provide warrant redemption or put rights within the control of the holders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the warrants, except in the case of a “cash change in control”, the fair value attributed to the warrants is presented in Additional Paid-in Capital in the Company’s Balance Sheets. There were no warrants exercised as it relates to the Initial Warrants and the Additional Warrants during the years ended December 31, 2025. During the year ended December 31, 2024, 30,645 of the Additional Warrants were exercised with the Company receiving proceeds of $165.
Warrants to purchase a total of 1,683,784 shares of Common Stock with exercise prices of $4.25 and $5.38 for 1,571,429 warrants and 112,355 warrants, respectively, remained outstanding as of December 31, 2024. See Note 15, Long-Term Debt.
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
During the year ended December 31, 2025, 550,000 shares were issued upon the exercise of warrants, with the Company receiving proceeds of $1,430 as it relates to the Warrants issued under Securities Purchase Agreements. There were no warrants issued or exercised as it relates to the Warrants issued under Securities Purchase Agreements during the year ended December 31, 2024.
As of December 31, 2025, in addition to the remaining warrants to purchase 2,200,000 shares of Common Stock with an exercise price of $2.60 per share described above, there remained outstanding warrants to purchase 160,548 shares of Common Stock at an exercise price of $0.96.
Note 17.     Sale of Future Revenue
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through December 31, 2025 under the Monetization Agreement.
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
The following table shows the activity of the Liability related to the sale of future revenue:

	December 31,
	2025	2024
Liability related to the sale of future revenue, net at beginning of the period	$63,718	$64,490
Royalties related to the sale of future revenue	(938)	(1,008)
Amortization of issuance costs	243	236
Liability related to the sale of future revenue, net at end of the period (includes current portion of $1,000 and $1,000, respectively)	$63,023	$63,718
Note 18.     Other Non-Current Liabilities
The Company’s other non-current liabilities at December 31, 2025 consisted of a confidential legal settlement net liability and AROs of $2,065. The Company’s other non-current liabilities at December 31, 2024 consisted of AROs of $2,039 and severance liabilities of $356.
AROs consists of estimated future spending related to removing certain leasehold improvements at the Company’s facilities in Portage, Indiana and Warren, New Jersey, and returning all facilities to their original condition. Depreciation expense related to the ARO assets included in overall depreciation expense were $11 for the years ended December 31, 2025 and 2024.
Below is a schedule of activity in the Company’s liability for AROs for the years ended December 31, 2025 and 2024.

Balance at December 31, 2023	$2,016
Additions	—
Accretion	23
Balance at December 31, 2024	2,039
Additions	—
Accretion	26
Balance at December 31, 2025	$2,065

Note 19.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of Common Stock.
Diluted EPS is adjusted by the effect of dilutive securities, including options and awards under the Company’s equity compensation plans, warrants and ESPP. As a result of the Company’s net loss incurred for the years ended December 31, 2025 and 2024, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations. Therefore, basic and diluted net loss per share are the same for the years ended December 31, 2025 and 2024 as reflected below.

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(83,784)	$(44,137)
Denominator:
Weighted-average number of common shares – basic and diluted	106,926,528	86,726,211
Loss per common share – basic and diluted	$(0.78)	$(0.51)
(a)For the years ended December 31, 2025 and 2024, outstanding stock options of 6,557,979 and 6,301,364 to purchase shares of Common Stock, respectively, were anti-dilutive.
(b)For the years ended December 31, 2025 and 2024, outstanding restricted stock units of 4,411,776 and 3,692,876 to purchase shares of Common Stock, respectively were anti-dilutive.
(c)For the years ended December 31, 2025 and 2024, outstanding warrants of 2,360,548 and 4,594,332 to purchase shares of Common Stock, respectively, were anti-dilutive.
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
The service-based restricted stock units and stock options that have been awarded are subject to graded vesting over a service period, which is typically three years. The restricted stock units with vesting based on market conditions were awarded in 2023 and 2025 and vest in three years on the anniversary of the first tranche award. Compensation cost is recognized for restricted stock units, both service-based awards and market conditions vesting-based awards, on a straight line basis over the requisite service period for each award granted. Compensation cost for stock option awards is recognized based on a pro-rata basis over the requisite period for each award granted.
At December 31, 2025, there were approximately 4.0 million shares available for grant.
The Company recognized share-based compensation in its Statements of Operations and Comprehensive Loss during the periods presented as follows:

	Year Ended December 31,
Expense classification:	2025	2024
Manufacture and supply	$481	$374
Research and development	1,875	1,215
Selling, general and administrative	5,268	5,510
Total share-based compensation expenses	$7,624	$7,099
Share-based compensation from:
Restricted Stock Units	5,401	4,545
Stock Options	2,142	2,512
Employee Stock Purchase Plan	81	42
Total share-based compensation expenses	$7,624	$7,099

The following tables provide information about the Company’s restricted stock unit and stock option activity during the years ended December 31, 2025 and 2024.
Restricted Stock Units
The following tables summarize the Company’s awards of service-based and market conditions vesting-based restricted stock units during the years ended December 31, 2025 and 2024:

Restricted Stock Unit Awards (RSUs) - Service-based:	Number of Units	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Unvested as of December 31, 2023	1,948	$0.97
Granted	1,470	5.52
Forfeited	(43)	1.58
Vested	(765)	1.45
Unvested as of December 31, 2024	2,610	$3.38
Granted	1,602	2.91
Forfeited	(465)	3.33
Vested	(1,063)	3.04
Unvested as of December 31, 2025	2,684	$3.24
Expected to vest as of December 31, 2025	2,548	$3.22
The Company granted 1,602,050 service-based restricted stock units during the year ended December 31, 2025. The Company granted 1,470,300 service-based restricted stock units during the year ended December 31, 2024. During 2025, the total grant date fair market value of shares vested was $3,236.
As of December 31, 2025, $5,021 of total unrecognized compensation expenses related to unvested service-based restricted stock units are expected to be recognized over a remaining weighted average period of 1.49 years. The service-based restricted stock units granted to employees are subject to a three-year graduated vesting schedule and are not subject to performance-based criteria other than continued employment.

Restricted Stock Unit Awards (RSUs) - Market conditions vesting-based:	Number of Units	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Unvested as of December 31, 2023	1,332	$2.40
Granted	—
Forfeited	—	—
Vested	(250)	2.41
Unvested as of December 31, 2024	1,082	$2.40
Granted	784	2.82
Forfeited	(138)	2.82
Vested	—	—
Unvested as of December 31, 2025	1,728	$2.55
Expected to vest as of December 31, 2025	1,641	$2.54
The Company granted 784,350 market conditions vesting-based restricted stock units during the year ended December 31, 2025. There were no market conditions vesting-based restricted stock units granted during the year ended December 31, 2024.
As of December 31, 2025, $1,450 of total unrecognized compensation expenses related to unvested market conditions vesting-based restricted stock units are expected to be recognized over a remaining weighted average period of 1.03 years.
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
The Company’s estimates of the fair value of the 2025 market conditions vesting-based awards at their grant or valuation dates were based on a Monte Carlo simulation and considered various variables and the following assumptions:

Year Ended December 31, 2025
Expected dividend yield	0%
Expected volatility	91.5%
Risk-free interest rate	3.9%
Stock price at grant date	$2.65
Stock option awards
The following table summarizes the Company’s stock option activity during the years ended December 31, 2025 and 2024:

(in 000s, except share price data)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	5,733	$5.58	6.41	$1,082
Granted	1,024	4.83
Exercised	(357)	2.05
Forfeited and Expired	(99)	3.84
Outstanding as of December 31, 2024	6,301	5.68	6.08	4,009
Granted	1,040	2.98
Exercised	(568)	2.24
Forfeited and Expired	(215)	4.60
Outstanding as of December 31, 2025	6,558	5.59	5.58	14,918
Expected to vest as of December 31, 2025	6,482	5.61	5.54	14,705
Exercisable as of December 31, 2025	5,136	$6.07	4.65	$11,185
The weighted average grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $2.38 and $3.98, respectively. During the year ended December 31, 2025, 1,040,000 stock options were granted with an exercise price of $2.98 and accordingly, given the Company’s share price of $6.46 at December 31, 2025, the aggregate intrinsic value provided by certain shares granted during this period was approximately $3,600. During the year ended December 31, 2024, 1,023,900 stock options were granted with an exercise price of $4.83 and accordingly, given the Company’s share price of $3.56 at December 31, 2024, the intrinsic value provided by certain shares granted during this period was de minimis.
The fair values of stock options granted were estimated using the Black-Scholes model based on the following assumptions:

	Year Ended December 31,
	2025			2024
Expected dividend yield	0%			0%
Expected volatility	96%	-	97%	104%	-	107%
Expected term (years)	5.5	-	6.1	5.5	-	6.1
Risk-free interest rate	3.8%	-	4.2%	4.1%	-	4.5%
Exercise prices	$2.65	-	$5.58	$2.50	-	$5.68
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
As of December 31, 2025, $2,964 of total unrecognized compensation expenses related to non-vested stock options is expected to be recognized over a remaining weighted average period of 1.56 years. These option grants provided a maximum contract term of 10 years from grant date, with a weighted average remaining contract life of 5.58 years. Options granted to senior management and key employees are subject to a 3-year graded vesting schedule while options granted to the Board of Directors are subject to a one year cliff vesting schedule. These stock options are not subject to performance-based criteria other than continued employment.
2022 Inducement Equity Incentive Plan
In accordance with NASDAQ Listing Rule 5635(c)(4), the Company adopted the 2022 Equity Inducement Plan approved by the Compensation Committee of the Board of Directors of the Company effective as of July 29, 2022. There were 50,000 service-based awards and 50,000 options granted and outstanding under this Plan as of December 31, 2025. The options and service-based awards granted under this Plan are included in the tables above. As of December 31, 2025, 900,000 shares remained available for grant under this Plan.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the "ESPP"), as amended and restated effective as of January 1, 2019, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees of the Company may elect to purchase the Company’s Common Stock at the lower of 85% of the fair value of shares on either the first or last day of the offering period. During the years ended December 31, 2025 and 2024, 38,377 and 35,374 shares were purchased and issued through the ESPP at total discounts of $81 and $42, respectively. As of December 31, 2025, 307,845 shares remained available for issuance under the ESPP.
Note 21.    Employee Benefit Plans
The Company sponsors a defined-contribution 401(k) plan covering all full-time employees and makes matching employer contributions as defined by the terms of that plan. The Company may also make discretionary contributions. Total contributions made to the plan by the Company for the years ended December 31, 2025 and 2024 were $920 and $849, respectively.

Note 22.     Income Taxes
The Company adopted ASU 2023-09 for the year ending December 31, 2025 and added the required disclosures on a prospective basis.
The components of the provision for income taxes are as follows:

Expense classification:	Year Ended December 31,
	2025	2024
Current
Federal	$—	$(14)
State	—	—
Total	—	(14)
Deferred
Federal	—	—
State	—	—
Total	—	—
Provision for Income Tax	$—	$(14)
The tax effect of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Inventory	$435	$337
Accrued expenses	178	186
NOL carryforwards	48,764	34,689
Interest limitation imposed by the TCJA	11,392	11,594
Stock Compensation	2,966	6,862
Deferred Revenue	5,144	5,157
Royalty Monetization	16,289	16,117
Property and Equipment	2,324	2,690
Orphan Drug and R&D Tax Credits	7,528	5,099
Intangible Assets	1,212	137
Section 174 R&D Capitalization	6,906	7,263
Sales of Royalty Rights	5,055	3,438
OID and Deferred Financing Cost	2,004	1,636
Other	4,724	143
	114,921	95,348
Deferred tax liabilities:
Right of use assets	(1,161)	—
Prepaid expenses	(586)	(795)
	(1,747)	(795)

Valuation Allowance	(113,174)	(94,553)

Net deferred tax asset/(liability)	$—	$—
At December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of $184,246 and $128,658, respectively, which can be carried forward for an indefinite period. At December 31, 2025 and 2024, the Company also had state net operating loss carryforwards of $212,690 and $139,189, respectively, which begin expiring in 2035. At

December 31, 2025 the Company had $7,214 of federal R&D credits and $398 of state R&D credits, which begin expiring in 2037 and 2031, respectively.

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and accordingly, has provided a full valuation allowance against its net deferred tax assets. Valuation allowances of $113,174, and $94,553 have been established at December 31, 2025 and 2024, respectively. The Company may also be subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code due to ownership changes. As a result, the use of NOL carry forwards from the current and prior periods are subject to annual limitations.
On July 4, 2025, the President signed H.R. 1, the Budget Reconciliation Bill, into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were reflected in the income tax provision for the year ended December 31, 2025. As the result of the Company maintaining a full valuation allowance against its U.S. federal and state deferred tax assets, the changes introduced by this legislation did not result in a material impact to the Company’s income tax provision or deferred tax balances for the current reporting period. The Company will continue to monitor the potential future impacts of the legislation, including any changes to its valuation allowance assessment, as further guidance becomes available and as facts and circumstances evolve.
The Company has analyzed its tax positions and has concluded that there were no uncertain positions as of December 31, 2025 and 2024.
A reconciliation of income tax expense computed at the statutory federal tax rate to income taxes as reflected in the financial statements is as follows:

	December 31, 2025
	Rate	Tax
At U.S. federal statutory rate	21.0%	$(17,595)
Research and development credit	2.5	(2,115)
Changes in valuation allowances	(18.1)	15,174
Stock compensation	(4.7)	3,923
Other items	(0.7)	613
Total	0.0%	$—

December 31, 2024
Presented under prior guidance
At U.S. federal statutory rate	21.0%
State taxes, net of federal effect	3.3
Permanent differences	(1.1)
Tax rate changes	(0.7)
Change in valuation allowance	(23.5)
FDII deduction	—
Provison to return adjustments	1.0
Effective tax rate	0.0%
During the year ended December 31, 2025, the Company received an ERTC refund of $1,402, which is included in Interest income and other income, net on the Company's Statements of Operations and Comprehensive Loss. The Company also received a refund of $65, including interest, related to the 2023 tax year.
Note 23.    Contingencies
From time to time, the Company has been and may again become involved in legal proceedings arising in the course of its business, including product liability, intellectual property, securities, civil tort, and commercial litigation, and environmental or other regulatory matters.

California Litigation
Neurelis, Inc. v. Aquestive Therapeutics, Inc.
On December 5, 2019, Neurelis, Inc. ("Neurelis") filed a civil tort lawsuit against the Company in the Superior Court of California, County of San Diego. In December 2025, the parties reached a mutual out-of-court settlement agreement resolving all claims related to the matter, the terms of which settlement agreement are confidential. In the settlement agreement, the Company did not concede liability and settled the matter for business reasons. The Company does not consider this settlement material to its financial condition. We anticipate that the court will enter in the records an order of dismissal of the lawsuit with prejudice in the first quarter of 2026. The settlement of the matter was recorded within Selling, general, and administrative expenses on the Company's Statements of Operations and Comprehensive Loss for the year ended December 31, 2025. The current liability was recorded within Accounts payable and the non-current liability was recorded within Other non-current liabilities on the Company's Balance Sheets as of December 31, 2025.
Neurelis FDA Lawsuit
Neurelis, Inc. v. Califf, et al., U.S. District Court for the District of Columbia
In May 2024, Neurelis filed a complaint in the U.S. District Court for the District of Columbia against the U.S. Food and Drug Administration, the U.S. Department of Health and Human Services, and certain government officials. The complaint in this matter alleges that the defendants violated the Administrative Procedure Act by approving the Company's NDA for Libervant for ARS patients aged between two and five years, and asked the Court to vacate that approval and enjoin the defendants from approving Libervant for this pediatric patient population until January 10, 2027, the scheduled date for the expiration of the U.S. orphan drug market exclusivity (ODE) granted by the FDA to the Valtoco nasal spray product of Neurelis (the "ODE Expiration"). The Company intervened in this litigation to defend the approval of Libervant for this ARS pediatric patient population. Following submission of briefs and filings of respective motions by the parties for summary judgment, on February 14, 2025, the Court entered a final appealable judgment in favor of Neurelis, and against the FDA's and the Company's cross-motions for summary judgment, and directed the FDA to vacate the approval of Libervant. On February 18, 2025, the Company filed an appeal of the District Court's decision with the U.S. Circuit Court of Appeals for the District of Columbia (the "DC Appellate Court") and, on the same day, filed an emergency motion with the District Court to stay its order pending a decision on the appeal with the DC Appellate Court. The District Court denied the motion for a stay. On March 27, 2025, the DC Appellate Court denied the Company's emergency motion for stay. The FDA filed an appeal of the District Court's decision to the DC Appellate Court and the Company withdrew its appeal. As a result of the District Court's ruling, the FDA converted the approval of Libervant to a "tentative approval" and the Company has ceased marketing activities in the United States. After a delay of the proceedings at the DC Appellate Court caused by the government shutdown beginning in October 2025, on November 21, 2025, the DC Appellate Court entered a schedule for briefing and oral arguments on the appeal. Subsequently, on February 3, 2026, Congress adopted and the President signed into law legislation that amended the Orphan Drug Act to provide that ODE applies only to the extent a subsequent applicant seeks approval for the same approved use or indication within the designated rare disease or condition to which the ODE applies. As applied, this legislation would confirm the FDA's long-standing interpretation of the Orphan Drug Act and its authority to approve another sponsor’s orphan drug for a different use or indication than that of an approved drug with ODE, such as the FDA's prior approval of Libervant for ARS patients aged between two and five years. On February 16, 2026, the Company filed a motion with the DC Appellate Court requesting that the DC Appellate Court order all parties to submit simultaneous briefs regarding appropriate next steps regarding this legislation and its intended application to this case, including the possibility of a summary disposition of the matter by the DC Appellate Court. On February 18, 2026, Neurelis filed a brief opposing the Company's motion. On the DC Appellate Court's own motion filed on February 17, 2026, the DC Appellate Court suspended briefing by the parties in this case pending further order from the court. On March 2, 2026, the DC Appellate Court entered an order directing the parties to address their positions on the effect on the appeal resulting from the amendment to the Orphan Drug Act recently enacted by March 20, 2026. The Company is not able to determine or predict the ultimate outcome of these proceedings or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter or whether the FDA will grant U.S. market access to Libervant for ARS patients aged between two and five years in advance of the ODE Expiration.

Suboxone Product Liability Litigation
The Company was named as a defendant in a multitude of product liability lawsuits, along with Indivior and several other named defendants, in which the individual plaintiffs in those cases allege that their use of Suboxone® Sublingual Film, a prescription drug product for opioid use disorder, caused them dental injuries. On February 2, 2024, this litigation became a Multidistrict Litigation (“MDL") consolidated in the U.S District Court for the Northern District of Ohio. One case alleging the same allegations as contained in the MDL has been filed in a state court in the State of New Jersey. The parties to the MDL have agreed to a tolling of unfiled claimants in several states. Indivior has agreed to defend the Company in these litigation matters. Discovery is underway and no trial date has been set in the MDL matter. The Company's motion to dismiss the MDL matter was granted as to all claims against Aquestive by plaintiffs except design defect claims and claims for punitive damages. The Company is not able to determine or predict the ultimate outcome of this litigation or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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
Note 24.    Subsequent Events
On January 30, 2026, the Company received a CRL from the FDA for the NDA seeking approval of Anaphylm (dibutepinephrine) sublingual film for the treatment of Type I allergic reactions, including anaphylaxis, in patients weighing 33kg or more (approximately 66 pounds) that focused on administration and labeling guidance. The FDA cited deficiencies in the Anaphylm HF validation study including instances of difficulty opening the pouch and incorrect film placement which, if unaddressed, the FDA believes could cause significant safety issues in the setting of anaphylaxis. To resolve the FDA’s concerns, the Company has modified the pouch opening, instructions for use, pouch and carton labeling, and plans to conduct a new HF validation study with these modifications. Due to the requirements related to HF, FDA's clinical pharmacology division requested a single PK study to understand the impact of any modifications to packaging and labeling. The Agency indicated that the HF and PK studies can be conducted in parallel. No additional studies were requested in the CRL. The Company also plans to further address potential tolerability issues in its resubmission. The CRL did not identify any chemistry, manufacturing, or controls (CMC) deficiencies, and clinical results submitted as part of the NDA regarding comparability to auto-injectors (such as EpiPen® and Auvi-Q®), such as bracketing, repeat dose, and sustainability, were not questioned.
On March 3, 2026, the Company entered into Amendment No. 1 to the Purchase and Sale Agreement, dated August 13, 2025, with funds managed by RTW. The Amendment extends the Marketing Approval Deadline for Anaphylm from its original date to June 30, 2027. Concurrently, the Company entered into a Warrant Issuance Agreement with funds managed by RTW, pursuant to which the Company agreed to issue a warrant to such funds to purchase up to 375,000 shares of the Company's Common Stock at an exercise price of $4.00 per share, expiring on March 3, 2029. On March 3 2026, the Company also entered into a Share Purchase Commitment Agreement with certain RTW-affiliated funds, pursuant to which such funds committed to purchase, in the aggregate, not less than $5.0 million of Common Stock during the 90-day period following the effective date of the agreement, at prices determined in accordance with Rule 415(a)(4) under the Securities Act.