Form 10-Q
period 2026-03-31
Aquestive Therapeutics, Inc.
filed 2026-05-13
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of outstanding shares of the registrant’s common stock, par value of $0.001 per share (the "Common Stock"), as of the close of business on May 11, 2026 was 125,450,119.

AQUESTIVE THERAPEUTICS, INC.
FORM 10-Q

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report (dollar amounts in thousands):

TERM	DEFINITION
12.5% Notes	12.5% Senior Secured Notes redeemed on November 1, 2023
13.5% Notes	13.5% Senior Secured Notes
2025 Underwritten Public Offering	Capital raise of gross proceeds of $85,000
ABL facility	Asset-based borrowing facility
ADHD	Attention deficit hyperactivity disorder
AdrenaVerse™	Epinephrine prodrug platform currently comprised of Anaphylm™ and AQST-108
ALS	Amyotrophic lateral sclerosis
Amendment	Amendment No. 1 to the Purchase and Sale Agreement with RTW Investments LP
Anaphylm™	Anaphylm™ (dibutepinephrine) sublingual film
ANVISA	Brazilian Health Regulatory Agency
API	Active Pharmaceutical Ingredients
Aquestive	Aquestive Therapeutics, Inc.
AQST	Nasdaq ticker symbol for Aquestive Therapeutics, Inc.
ASC	Accounting Standards Codification
Assertio	Assertio Holdings, Inc.
Assertio Agreement	License Agreement between Aquestive and Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc.
ARS	Acute Repetitive Seizures
ASU	Accounting Standards Updates
ATM facility	At-The-Market facility for the purchase of AQST Common Stock, then in effect
CEO	Chief Executive Officer
CMC	Chemistry, Manufacturing and Controls
CNS	Central Nervous System
CODM	Chief Operating Decision Maker
Commave Therapeutics	Commave Therapeutics SA
Common Stock	Common Stock, par value $0.001 per share, of the Company
Common Stock Warrants	Warrants issued with private placement of up to $100,000 aggregate principal of 12.5% Notes originally due 2025
Company	Aquestive Therapeutics, Inc.
Cosette	Cosette Pharmaceuticals, Inc.
CRL	Complete Response Letter
CROs	Contract Research Organizations
DEA	Drug Enforcement Administration
EMA	European Medicines Agency
EOP2	End-of-phase 2
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
EU	European Union
Exchange Act	Securities Exchange Act of 1934
Existing Warrants	Common Stock Purchase Warrants with the holder of the remaining 5,000,000 warrants
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDAAA	Food and Drug Administration Amendments Act of 2007
FDCA	The Federal Food, Drug, and Cosmetic Act

First Amendment	First amendment to the Sunovion License Agreement
GAAP	Generally Accepted Accounting Principles
HCP	Healthcare Provider
HF	Human Factors
Hypera	Hypera Pharma, CosMed Industria De Cosmeticos E Medicamentos S.A
IM	Intramuscular
IND	Investigational New Drug
Indenture Agreement	Agreement governing the 13.5% Senior Secured Notes
Indivior	Indivior Inc. (formerly, Reckitt Benckiser Pharmaceuticals Inc)
Indivior Amendment	Amendment No. 11 to the Indivior License Agreement
Indivior License Agreement	Commercial Exploitation Agreement with Reckitt Benckiser Pharmaceuticals, Inc. (with subsequent amendments collectively)
Lenders	Oaktree Fund Administration, LLC and Oaktree Capital Management, L.P.
Libervant®	Libervant® (diazepam) buccal film
Marathon	Marathon Asset Management
MHRA	Medicines Healthcare products Regulatory Agency
MDL	Multidistrict Litigation
Monetization Agreement	Purchase and Sale Agreement between Aquestive and Sunovion
Neurelis	Neurelis, Inc.
N/M	Not Meaningful, used in percentage changes
Nasdaq	The Nasdaq Global Market
NDA	New Drug Application
New Warrants	Warrants to purchase 2,750,000 shares of Common Stock
Orphan Drug Act	21 U.S.C. §§ 360aa–360ff (i.e., 21 U.S.C. § 360aa et seq.)
ODE	Orphan Drug Exclusivity
Offering	$45,000 aggregate principal amount of 13.5% Senior Secured Notes due November 1, 2028
PD	Pharmacodynamics
PDUFA	Prescription Drug User Fee Act
Pharmanovia	Atnahs Pharma UK Limited, a company registered in England and Wales
Pharmanovia Agreement	License and Supply Agreement with Atnahs Pharma UK Limited
Pharmanovia Amendment	First Amendment to the License and Supply Agreement with Atnahs Pharma UK Limited as of March 27, 2023
Pharmanovia Amendment No. 2	Second Amendment to the License and Supply Agreement with Atnahs Pharma UK Limited as of April 20, 2026
PIP	Pediatric Investigation Plan
PK	Pharmacokinetic
Pre-IND	Pre-Investigational New Drug
PTO	United States Patent and Trademark Office
Purchase Agreement	Purchase and Sale Agreement with funds managed by RTW Investments LP
Purchaser	RTW Investments LP
Purchase Price	$75,000
R&D	Research and development
Royalty Obligations	Liability related to the Royalty Rights Agreements
Royalty Rights Agreements	Royalty Rights Agreements, component of 13.5% Senior Secured Notes
RSU	Restricted Stock Unit
RTW	RTW Investments, LP
SEC	Securities and Exchange Commission
Securities Purchase Agreements	Securities Purchase Agreements with certain purchasers entered into on June 6, 2022

Sunovion	Sunovion Pharmaceuticals Inc.
Sunovion License Agreement	KYNMOBI Commercialization Agreement
Territory	Certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa under the Pharmanovia Agreement
TGA	Australian Government Department of Health’s Therapeutics Goods Administration
Warrant Issuance Agreement	Agreement with RTW Investments LP to issue a warrant to purchase up to 375,000 shares of the Company's Common Stock at an exercise price of $4.00 per share
Zambon	Zambon S.p.A.
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm, Inc.)

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (Unaudited)

AQUESTIVE THERAPEUTICS, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$110,734	$121,169
Trade and other receivables, net	6,867	17,763
Inventories	8,066	6,169
Prepaid expenses and other current assets	4,516	4,168
Total current assets	130,183	149,269
Property and equipment, net	3,839	3,893
Right-of-use assets, net	4,468	4,621
Other non-current assets	2,635	2,642
Total assets	$141,125	$160,425

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$11,889	$29,862
Accrued expenses	3,449	5,029
Lease liabilities, current	662	631
Deferred revenue, current	1,092	1,092
Liability related to the sale of future revenue, current	1,000	1,000
Loans payable, current	13,661	9,994
Total current liabilities	31,753	47,608
Notes payable, net	25,099	27,519
Royalty obligations, net	26,914	25,941
Liability related to the sale of future revenue, net	62,083	62,023
Lease liabilities	4,159	4,337
Deferred revenue, net of current portion	19,118	19,390
Other non-current liabilities	6,053	7,269
Total liabilities	175,179	194,087
Contingencies (Note 20)

Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; 124,284,542 and 122,044,299 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	124	122
Additional paid-in capital	420,877	413,214
Accumulated deficit	(455,055)	(446,998)
Total stockholders’ deficit	(34,054)	(33,662)
Total liabilities and stockholders’ deficit	$141,125	$160,425
See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$14,446	$8,720
Costs and expenses:
Manufacture and supply	3,469	3,652
Research and development	4,204	5,361
Selling, general and administrative	10,977	19,072
Total costs and expenses	18,650	28,085
Loss from operations	(4,204)	(19,365)
Other income/(expenses):
Interest expense	(2,903)	(2,782)
Interest expense related to royalty obligations	(973)	(1,437)
Interest expense related to the sale of future revenue	(60)	(59)
Interest income and other income, net	83	713
Net loss before income taxes	(8,057)	(22,930)
Net loss	$(8,057)	$(22,930)
Comprehensive loss	$(8,057)	$(22,930)

Loss per share attributable to common stockholders:
Basic and diluted (in dollars per share)	$(0.07)	$(0.24)
Weighted average common shares outstanding:
Basic and diluted (in shares)	122,609,995	95,497,056

See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Changes in Stockholders’ Deficit
Three Months Ended March 31, 2026
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2025	122,044,299	$122	$413,214	$(446,998)	$(33,662)
Common Stock issued under public equity offering-ATM	1,191,071	1	5,061	—	5,062
Costs of common stock issued under public equity offering-ATM	—	—	(303)	—	(303)
Warrants issued under the Purchase Agreement	—	—	916	—	916
Share-based compensation expense	—	—	2,318	—	2,318
Vested restricted stock units, net	1,048,422	1	(330)	—	(329)
Options exercised, net	750	—	1	—	1
Net loss	—	—	—	(8,057)	(8,057)
Balance at March 31, 2026	124,284,542	$124	$420,877	$(455,055)	$(34,054)

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

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(8,057)	$(22,930)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	113	139
Share-based compensation	2,318	1,587
Issuance of warrants	916	—
Amortization of debt issuance costs and discounts	2,286	2,750
Other, net	6	46
Changes in operating assets and liabilities:
Trade and other receivables, net	10,896	(3,129)
Inventories	(1,896)	(1,154)
Prepaid expenses and other assets	(340)	423
Accounts payable	(17,973)	1,905
Accrued expenses and other liabilities	(2,803)	(2,776)
Deferred revenue	(272)	(261)
Net cash used for operating activities	(14,806)	(23,400)
Investing activities:
Capital expenditures	(52)	(135)
Net cash used for investing activities	(52)	(135)
Financing activities:
Proceeds from common stock issued under public equity offering-ATM, net	4,759	21,360
Proceeds from exercise of stock options, net	1	—
Repayment of debt principal including lease liabilities	(8)	(6)
Payments for royalty obligations	—	(5)
Payments for taxes on share-based compensation, net	(329)	(703)
Net cash provided by financing activities	4,423	20,646
Net increase in cash and cash equivalents	(10,435)	(2,889)
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	121,169	71,546
Cash and cash equivalents at end of period	$110,734	$68,657

Supplemental disclosures of cash flow information:
Cash payments for interest	$1,524	$1,525
Costs associated with public offering-ATM in Accounts Payable	$—	$89
See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Notes to Condensed Financial Statements
(Unaudited, in thousands, except share and per share information)

Note 1.    Company Overview and Basis of Presentation
(A) Company Overview
Aquestive is a pharmaceutical company advancing medicines to bring meaningful improvement to patients' lives through innovative science and delivery technologies. The worldwide leader in delivering trusted, quality medications on oral film, Aquestive operates as both a developer of its own proprietary products and a Contract Development and Manufacturing Organization (CDMO) for licensees, with its headquarters in New Jersey and U.S.-based manufacturing facilities in Indiana. The Company is the exclusive manufacturer of four commercialized products marketed by its licensees across six continents using proprietary, best-in-class technologies like PharmFilm®. Aquestive's AdrenaVerse™ platform contains a library of more than 20 epinephrine prodrugs enabling the pursuit of various potential allergy and dermatological indications. The Company is advancing Anaphylm™ (dibutepinephrine) sublingual film for the treatment of severe allergic reactions, including anaphylaxis, and AQST-108 (epinephrine) topical gel for various potential dermatological conditions, including alopecia areata, atopic dermatitis, rosacea, and psoriasis.
(B) Equity Transactions
ATM Facility
The Company established its first ATM facility in September 2019, and since inception to March 31, 2026, the Company has sold 28,506,216 shares of Common Stock under its ATM facility which has generated net cash proceeds of approximately $86,563, net of commissions and estimated other transactions costs of $4,142. On April 3, 2024, the Company filed a new shelf registration statement on Form S-3, the 2024 Registration Statement, which was declared effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement are (i) a base prospectus registering the offer, issuance and sale of up to $250,000 worth of Common Stock, preferred stock, debt securities, warrants, rights and units and (ii) a $100,000 ATM facility prospectus. During the three months ended March 31, 2026, the Company sold 1,191,071 shares of Common Stock pursuant to the ATM prospectus and the Amended Equity Distribution Agreement with Piper Sandler & Co. (successor to Piper Jaffray & Co.), which provided net proceeds of approximately $4,810 after deducting commissions and estimated other transaction costs of $252. For the three months ended March 31, 2025, the Company sold 7,457,627 shares under the ATM facility which provided net proceeds of approximately $21,306 after deducting commissions and other transaction costs of $694. The remaining authorized balance of the ATM facility was approximately $73,000 as of March 31, 2026.
2025 Underwritten Public Offering
On August 14, 2025, the Company completed the 2025 Underwritten Public Offering of 21,250,000 shares of its common stock at the public offering price of $4.00 per share. Net proceeds from the 2025 Underwritten Public Offering were $79,900, after deducting underwriting discounts of $5,100. In addition to the underwriting discounts related to this offering, the Company incurred professional fees and other costs totaling $440.
(C) Basis of Presentation
The accompanying interim condensed financial statements were prepared in conformity with U.S. GAAP and with Article 10 of Regulation S-X for interim financial reporting. In compliance with those rules, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the fiscal year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2026 (the “2025 Annual Report on Form 10-K”). As included herein, the Condensed Balance Sheet as of December 31, 2025 is derived from the audited financial statements as of that date. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of interim periods have been included. The accompanying condensed financial statements reflect certain reclassifications from previously issued financial statements to conform to the current presentation. The Company has evaluated subsequent events for disclosure through the date of issuance of the accompanying condensed financial statements.
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
Recent Accounting Pronouncements Adopted as of March 31, 2026:
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. The ASU modifies the effective tax rate reconciliation table and requires disaggregation of income taxes. The Company adopted ASU 2023-09 for the year ending December 31, 2025 and added the required disclosures on a prospective basis.
Recent Accounting Pronouncements Not Adopted as of March 31, 2026:
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
Note 3.    Risks and Uncertainties
The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for the remainder of 2026 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of March 31, 2026, the Company had $110,734 of cash and cash equivalents.
The Company has experienced a history of net losses. The Company’s accumulated deficits totaled $455,055 as of March 31, 2026. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company’s funding requirements have been met by its cash and cash equivalents, as well as its equity and debt offerings, including the 13.5% Notes as further discussed in Note 13, Long-Term Debt, the ATM facility and other equity offerings, including the 2025 Underwritten Public Offering as discussed in Note 1, Company Overview and Basis of Presentation, Part B, Equity Transactions.
While the Company’s ability to execute its business objectives and achieve profitability over the longer term cannot be assured, the Company’s on-going business, existing cash and cash equivalents, expense management activities including, but not limited to, the ceasing of certain R&D activities, as well as access to the equity capital markets through its ATM facility, provide near term liquidity for the Company to fund its operating needs for at least the next twelve months as it continues to execute its business strategy.

Note 4. Segment Reporting

Operating segments are defined as components of an entity for which separate discrete financial information is available for evaluation by the CODM in deciding how to allocate resources and in assessing performance. For the three months ended March 31, 2026 and 2025, the Company has identified one operating and reportable segment. The Company defines its operating segment based on internally reported financial information that is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company's CEO is the CODM. The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. This segment encompasses the development and advancement of a product pipeline for the treatment of severe allergic reactions, including anaphylaxis, and the AdrenaVerse epinephrine prodrug pipeline platform. Additionally, the Company served as the exclusive manufacturer for its proprietary product, Libervant, while it had U.S. market access, and four licensed commercialized products.
The CODM reviews the segment's profit or loss based on net loss reported on the Condensed Statements of Operations and Comprehensive Loss. The CODM also considers forecast-to-actual variances on a monthly basis for expenses deemed significant. Furthermore, the CODM reviews the segment's assets based on total assets reported on the Condensed Balance Sheets. All long-lived assets are held in the United States. While the Company generated $14,446 and $8,720 in revenues for the three months ended March 31, 2026 and 2025, respectively, management expects the Company to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials, ultimately seeking regulatory approval and commencing commercialization activities for Anaphylm, if approved by the FDA. The CODM uses cash forecast models to guide investment decisions and assess entity-wide operating results and performance. Net loss is used to monitor budget and rolling forecasts versus actual results. The CODM views specific categories within R&D expenses, selling expenses, and general and administrative expenses as significant due to their direct correlation with cash burn and profitability.

The following table reconciles reported revenues to net loss under the significant expense principle for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenues	$14,446	$8,720
Costs and expenses:
Total Manufacture and Supply Expenses	3,469	3,652

R&D Project expenses:
Anaphylm project expenses	1,085	2,488
AQST-108 project expenses	558	195
R&D other expenses:
Personnel costs1	2,242	2,132
Other2	319	546
Total Research and Development Expenses	4,204	5,361

Selling expenses:
Personnel costs3	1,643	694
Other4	277	2,262
Total Selling expenses	1,920	2,956

General & Administrative expenses:
Personnel costs5	5,509	4,840
Other6	3,548	11,276
Total General and Administrative Expenses	9,057	16,116

Total Selling, General and Administrative Expenses	10,977	19,072

Total costs and expenses	18,650	28,085
Loss from operations	(4,204)	(19,365)
Other income/(expenses), net	(3,853)	(3,565)
Net loss before income taxes	(8,057)	(22,930)
Net loss	$(8,057)	$(22,930)
Comprehensive loss	$(8,057)	$(22,930)

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

Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some, or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements. In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Condensed Balance Sheets. As of March 31, 2026, and December 31, 2025, such contract assets were $445 and $627, respectively, consisting primarily of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with third parties.
Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Condensed Balance Sheets. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of March 31, 2026 and December 31, 2025, such contract liabilities were $20,210 and $20,482, respectively.
Costs to Obtain Contracts - in certain situations, the Company may incur incremental costs of obtaining a contract with a customer. These costs, if expected to be recovered, are recognized as an asset and reflected as other assets within the Condensed Balance Sheets. The asset is amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. As of March 31, 2026 and December 31, 2025, such costs to obtain contracts were $442 and $449, respectively.
The Company's revenues were comprised of the following:

	Three Months Ended March 31,
	2026	2025
Manufacture and supply revenue	$8,793	$7,193
License and royalty revenue [a]	5,395	790
Co-development and research fees	258	418
Proprietary product revenue, net	—	319
Total revenues	$14,446	$8,720
a.Zevra-related royalty revenue of $4,500 recognized during the three months ended March 31, 2026. For additional information, see Note 6, Material Agreements.
The following table provides disaggregated net revenue by geographic area:

	Three Months Ended March 31,
	2026	2025
United States	$13,245	$5,201
Ex-United States	1,201	3,519
Total revenues	$14,446	$8,720
For the three months ended March 31, 2026, United States revenues were derived primarily from Indivior (manufacture and supply revenue, and co-development and research fees), Zevra (license and royalty revenue), and Assertio manufacture and supply revenue, license and royalty revenue and co-development and research fees). Ex-United States revenues were derived primarily from Indivior (manufacture and supply revenue, license and royalty revenue and co-development and research fees), and Zambon (manufacture and supply revenue, license and royalty revenue, and co-development and research fees) for revenue markets outside of the United States.
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

Trade and other receivables, net consist of the following:

	March 31, 2026	December 31, 2025
Trade receivables	$5,262	$8,013
Contract and other receivables	1,605	9,750
Less: sales-related allowances	—	(582)
Reclassification into Accrued distribution expenses and sales-related allowances	—	582
Trade and other receivables, net	$6,867	$17,763
Contract and other receivables totaled $1,605 and $9,750 as of March 31, 2026 and December 31, 2025, respectively, consisting primarily of contract assets and other receivables. Contract assets consist of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with third parties. Other receivables include the current portion related to the Monetization royalty receivable and other receivables. As of December 31, 2025, other receivables also include an insurance reimbursement. Sales-related allowances as of December 31, 2025 were estimated in relation to revenues recognized for sales of Libervant for patients between two to five years of age while Libervant had U.S. market access.
Allowance for Credit Losses
The Company maintains an allowance for credit losses on accounts receivable, which is recorded as a reduction to accounts receivable. Changes in the allowance are classified as Selling, general and administrative expenses in the Statements of Operations and Comprehensive Loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when it identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. It also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves. The allowance for credit losses was $0 as of March 31, 2026 and December 31, 2025.
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
The following tables provides a summary of activity with respect to sales-related allowances:

	March 31, 2026	December 31, 2025
Balance at beginning of period	$—	$48
Provision	—	568
Payments / credits	—	(34)
Reclassification into Accrued distribution expenses and sales-related allowances	—	(582)
Balance at end of period	$—	$—
Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction of trade receivables as of December 31, 2025 and accruals for wholesaler service fees, co-pay support redemptions and other rebates are reflected as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and accrued expenses were $0 and $902, respectively, as of March 31, 2026, and $0 and $906, respectively, as of December 31, 2025. See Note 12, Accrued Expenses.
Concentration of Major Customers
Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the three months ended March 31, 2026, Indivior and Zevra, represented approximately 57% and 32%, of total revenue, respectively. As of March 31, 2026, Indivior and Assertio exceeded the 10% threshold for outstanding receivable balances and represented approximately 81% and 15% of total trade and other receivables, respectively. For the three months ended March 31, 2025, Indivior and Hypera exceeded the 10% threshold for revenue and represented approximately 67% and 17% of total revenue, including the one-time recognition of deferred revenue, respectively. As of December 31, 2025, Indivior and Hypera exceeded the 10% threshold for outstanding receivable balances and represented 69% and 25% of total trade and other receivables, respectively.
Note 6.    Material Agreements
Purchase and Sale Agreement with RTW Investments LP
On August 13, 2025, the Company entered into the Purchase Agreement with funds managed by RTW Investments LP. Under the terms of the Purchase Agreement, in exchange for the Purchaser's payment to the Company of a purchase price of $75,000, upon approval of Anaphylm by the FDA by a specified date, the refinancing of the Company’s existing 13.5% Notes and certain other customary conditions (the "Closing Conditions"), the Company agreed to a sale of assigned interests to the Purchaser, including a right for the Purchaser to tiered revenue share payments ranging from 1.0% to 7.5% of net sales (as defined in the Purchase Agreement) of Anaphylm (and 9.5% for the subsequent calendar year period if net sales do not achieve specified level in a calendar year period beginning in 2027) in the United States. Revenue share payments commence in the first fiscal quarter in which the first commercial sale of Anaphylm in the United States after the satisfaction of the Closing Conditions. Revenue share payments will cease upon the Purchaser's receipt of $187,500 by December 31, 2035 or $225,000 thereafter. The Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness (which restrictions are eliminated after the achievement by the Purchaser of a specified return on its investment), and other provisions customary for transactions of this nature, in each case subject to certain exceptions set forth in the Purchase Agreement. As this financing is contingent on events that have not occurred yet and are outside of the Company's control, the accounting consequences for this transaction as of March 31, 2026 and December 31, 2025 have been limited to capitalized legal fees of approximately $750 and $700, respectively, recorded within Other current assets on the Condensed Balance Sheets.
On March 3, 2026, the Company entered into the Amendment No. 1 to the Purchase Agreement. The Amendment extends the Marketing Approval Deadline from its original date in the Purchase Agreement to June 30, 2027. Concurrently, the Company entered into a Warrant Issuance Agreement with funds managed by RTW, pursuant to which the Company agreed to issue a warrant to purchase up to 375,000 shares of the Company's Common Stock at an exercise price of $4.00 per share, expiring on March 3, 2029. For information regarding the RTW Warrants, see Note 14, Warrants. On March 3, 2026, the Company also entered into a Share Purchase Commitment Agreement with certain RTW-affiliated funds, pursuant to which such funds committed to purchase, in the aggregate, not less than $5,000 of Common Stock during the 90-day period following the effective date of the Amendment, at prices determined in accordance with Rule 415(a)(4) under the Securities Act.
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
Purchase and Sale Agreement with an affiliate of Marathon
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold to Marathon all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI. In exchange for the sale of these rights, the Company received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through March 31, 2026 under the Monetization Agreement.
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

Agreement to Terminate CLA with Zevra Therapeutics, Inc. (formerly KemPharm)
In March 2012, the Company entered into an agreement with Zevra to terminate a Collaboration and License Agreement entered into by the Company and Zevra in April 2011. Under this termination arrangement, the Company has the right to participate in any and all value that Zevra may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving Zevra and collaborations, royalty arrangements, or other transactions from which Zevra may realize value from these compounds, including the product Azstarys®. In March 2026, Zevra sold Azstarys to Commave Therapeutics SA. In accordance with the Company's agreement with Zevra, the Company received a payment out of the proceeds of the Zevra Commave agreement and recognized royalty revenues of $4,500 during the three months ended March 31, 2026 and will recognize additional $500 royalty revenues as a result of a payment to the Company in April 2026 in accordance with the Company's agreement with Zevra.
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
On April 20, 2026, the Company entered into a second amendment to the Pharmanovia Agreement relating to the license and supply of Libervant (diazepam) buccal film in territories outside the United States. The Pharmanovia Amendment No. 2 modifies certain commercial and operational terms of the agreement, including subcontracting rights, delivery terms, and minimum volume commitments in certain territories. All other terms and conditions of the Pharmanovia Agreement remain in full force and effect.
Licensing Agreement with Assertio Holdings, Inc.
Effective as of October 26, 2022, the Company entered into the Assertio Agreement to license Sympazan® (clobazam) oral film for the adjunctive treatment of seizures associated with Lennox‐Gastaut syndrome in patients aged two years of age and older. Under the terms of the Assertio Agreement, the Company granted to Assertio an exclusive, worldwide license of its intellectual property for Sympazan to Assertio during the term of the Assertio Agreement for an upfront payment of $9,000. In addition, Aquestive received a $6,000 milestone payment subsequent to Aquestive’s receipt of a notice of allowance from the PTO of the Company’s patent application U.S. Serial No. 16/561,573, and payment by the Company of the related allowance fee. The Company received the notice of allowance from the PTO and paid the related allowance fee on October 27, 2022. Further, under the Assertio Agreement, the Company will receive royalties from Assertio for the sale of the product through the expiration of the Assertio Agreement. The Company also entered into a long-term supply agreement with Assertio for Sympazan pursuant to which the Company is the exclusive sole worldwide manufacturer and supplier of the product and will receive manufacturing fees from Assertio for the product through the expiration of such supply agreement.
On April 8, 2026, Assertio entered into an Asset Purchase Agreement with Cosette, a United States-based, branded specialty pharmaceutical company, to divest a portfolio of products, including Sympazan, to Cosette. Under that Asset Purchase Agreement, Assertio assigned and transferred its rights and certain obligations arising post closing to Cosette. Cosette assumed the intellectual property license and rights to commercialize Sympazan and will continue to purchase product and pay royalties and milestones to Aquestive under the Assertio Agreement and the Company's long-term supply agreement with Assertio.

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
a.a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm™ (dibutepinephrine) sublingual film for a period of eight years from the first sale of Anaphylm on a global basis, and
b.a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant® (diazepam) buccal film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant.
Those Royalty Agreements were valued based on Level 3 inputs and their fair value was based primarily on internal management estimates developed based on third-party data and reflect management’s judgment, current market conditions, and forecasts. The initial fair value measurement of the Royalty Right Agreements was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and the estimated amount of future sales of Anaphylm and Libervant. See Note 13, Long-Term Debt for further discussion.

On March 3, 2026, in connection with Amendment No.1 to the Purchase and Sale Agreement and the Equity Commitment Agreement with RTW, the Company also entered into the Warrant Issuance Agreement with the RTW investors. Pursuant to this agreement, the Company issued to the RTW Investors the RTW Warrant to purchase up to an aggregate of 375,000 shares of the Company's Common Stock. The RTW Warrant entitles the holders to purchase shares of Common Stock at an exercise price of $4.00 per share. Management estimated the fair value of the RTW Warrants to be $916, and it is presented within Additional Paid-in Capital on the Condensed Balance Sheets as of March 31, 2026, and within Interest income and other income, net on the Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026. The RTW Warrants were valued based on Level 3 inputs and their fair value was based primarily on an independent third-party appraisal prepared as of the grant date consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide. See Note 14, Warrants for further information on these warrants.
Note 8.    Inventories, Net
The components of Inventory are as follows:

	March 31, 2026	December 31, 2025
Raw material	$4,320	$3,143
Packaging material	2,521	2,362
Finished goods	1,225	664
Total inventory	$8,066	$6,169
Note 9.     Property and Equipment, Net

	Useful Lives	March 31, 2026	December 31, 2025
Machinery	3-15 years	$20,383	$20,383
Furniture and fixtures	3-15 years	769	769
Leasehold improvements	(a)	21,419	21,419
Computer, network equipment and software	3-7 years	3,140	3,140
Construction in progress		2,255	2,203
		47,966	47,914
Less: accumulated depreciation and amortization		(44,127)	(44,021)
Total property and equipment, net		$3,839	$3,893
(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.
For the three months ended March 31, 2026 and 2025, total depreciation and amortization related to property and equipment was $113 and $139, respectively.
Note 10.    Right-of-Use Assets and Lease Obligations
The Company leases all realty used at its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of these three leases include the characteristics specified in ASC 842, Leases, which require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases, as amended, provide remaining terms between 2.0 years and 7.5 years, including renewal options expected to be exercised to extend the lease periods. Commitments under finance leases are not significant, and are included in Property and equipment, net, and Notes Payable, net on the Condensed Balance Sheets.
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
The Company’s lease costs are recorded in manufacture and supply, R&D and selling, general and administrative expenses in its Condensed Statements of Operations and Comprehensive Loss. For the three months ended March 31, 2026, total operating lease expenses totaled $447, including variable lease expenses such as common area maintenance and operating costs of $114. For the three months ended March 31, 2025, total operating lease expenses totaled $427, including variable lease expenses such as common area maintenance and operating costs of $93.
The Company’s payments due under its operating leases are as follows:

Remainder of 2026	$991
2027	1,346
2028	1,180
2029	1,000
2030 and thereafter	2,915
Total future lease payments	7,432
Less: imputed interest	(2,611)
Total operating lease liabilities	$4,821
Note 11.    Other Non-current Assets
The following table provides the components of other non-current assets:

	March 31, 2026	December 31, 2025
Royalty receivable	$2,000	$2,000
Other	635	642
Total other non-current assets	$2,635	$2,642
During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the eight $1,000 annual minimum guaranteed royalty payments that are due to the Company. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded it was not transferred. As of March 31, 2026 and December 31, 2025, Royalty receivable consists of three annual minimum payments due from Sunovion, the last of which is due in March 2028. The current portion of the royalty receivable is included in Trade and other receivables, net. See Note 15, Sale of Future Revenue for further details on how this receivable relates to the Monetization Agreement transaction.
Non-current portion of costs to obtain contracts capitalized under ASC 340, Other Assets and Deferred Costs, is recorded within Other non-current assets on the Condensed Balance Sheets as of March 31, 2026 and December 31, 2025.
Note 12.    Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Accrued compensation	$2,069	$3,707
Real estate and personal property taxes	408	349
Accrued distribution expenses and sales returns provision	902	906
Interest payable	17	17
Other	53	50
Total accrued expenses	$3,449	$5,029
The reduction in Accrued compensation is mostly related to payments of accrued bonuses during the three months ended March 31, 2026, partially offset by the current year accrual of bonuses. Accrued distribution expenses and sales returns provision mostly represent estimated liabilities for returns, wholesaler service fees, co-pay support redemptions and other rebates related to the proprietary product Libervant and returns and other expenses related to the proprietary product Sympazan (prior to outlicensing to Assertio in October 2022).
Note 13.    Long-Term Debt
13.5% Senior Secured Notes
On November 1, 2023, the Company entered into an Indenture Agreement with certain institutional investors (the “Note Holders”) and issued $45,000 aggregate principal amount of its 13.5% Notes due 2028. The Company received net proceeds of approximately $4,326 from this transaction after the repayment of the Company's 12.5% Notes and deduction of debt discount, and debt issuance costs.
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
On May 12, 2026, the Company entered into a five-year term loan facility of up to $150,000 with funds managed by Oaktree Capital Management, L.P, consisting of a term loan in an aggregate principal amount of $55,000 which was funded on May 12, 2026 and was used by the Company to repay the Company’s existing 13.5% Notes in the aggregate principal amount of $45,000 plus fees associated with the repayment. See Note 21, Subsequent Events.
In connection with the issuance of 13.5% Notes, the Company and the Note Holders entered into the Royalty Right Agreements dated as of November 1, 2023, which provides Note Holders:
a.a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm™ (dibutepinephrine) sublingual film for a period of eight years from the first sale of Anaphylm on a global basis, and
b.a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant® (diazepam) buccal film until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant.
Both the 13.5% Notes and Royalty Right Agreements, represent freestanding instruments which were issued in conjunction with each other. They are classified as debt within the scope of ASC 470, Debt and are subsequently measured on an amortized cost basis.
The initial fair value measurement of the Royalty Right Agreements was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and the estimated amount of future sales of Anaphylm and Libervant. These inputs are derived using internal management estimates developed based on third-party data and reflect management’s judgment, current market conditions, and forecasts.
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
During the three months ended March 31, 2026, there were no changes to the significant unobservable inputs used to recognize the Royalty Right Agreements liability. During the year ended December 31, 2025, the Company updated the probability-weighted cash flows for future sales, which decreased the royalty obligation to $51,886 and decreased the unamortized discount to $25,945. The effective interest rate changed by 2.64%, and the Company updated the projected years of payments to 2035.
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
Amortization expense arising from the discounts related to the 13.5% Notes and the Royalty Right Agreements for the three months ended March 31, 2026 was $1,254 and $973, respectively.
Amortization expense arising from the discounts related to the 13.5% Notes and the Royalty Right Agreements for the three months ended March 31, 2025 was $1,254 and $1,437, respectively.
Unamortized discounts totaled $6,376 for the 13.5% Notes and $24,972 for the Royalty obligations as of March 31, 2026. Unamortized discounts totaled $7,630 for the 13.5% Notes and $25,945 for the Royalty obligations as of December 31, 2025, respectively.
Long-term notes and unamortized debt discount balances are as follows:

	March 31,	December 31,
	2026	2025
Total Outstanding notes	$45,000	$45,000
Unamortized discount, including Exit Fee	(6,376)	(7,630)
Notes payable, current	(13,630)	(9,964)
Notes payable, long-term	24,994	27,406
Finance lease	105	113
Notes payable, net	$25,099	$27,519

	March 31,	December 31,
	2026	2025
Total Royalty obligations	$51,886	$51,886
Unamortized discount	(24,972)	(25,945)
Royalty obligations, long term	$26,914	$25,941

Scheduled principal payments on the 13.5% Notes as of March 31, 2026 are as follows:

2026	$9,540
2027	14,535
2028	20,925
Total	$45,000
As noted above, the 13.5% Notes were redeemed on May 12, 2026. See Note 21, Subsequent Events.
Note 14.    Warrants
Warrants Issued to RTW Investments
On March 3, 2026, in connection with the Amendment No.1 to the Purchase and Sale Agreement and the Equity Commitment Agreement with RTW, the Company also entered into the Warrant Issuance Agreement with the RTW investors. Pursuant to this agreement, the Company issued to the RTW Investors the RTW Warrant to purchase up to an aggregate of 375,000 shares of the Company's Common Stock. The RTW Warrant entitles the holders to purchase shares of Common Stock at an exercise price of $4.00 per share. The Warrant is exercisable at any time from the issuance date through March 3, 2029. Management estimated the fair value of the RTW Warrants to be $916, based on an assessment by an independent third-party appraiser. The fair value was estimated using the Black-Scholes pricing model, which utilized the Company's historical stock price to measure volatility and a holding period of three years based on the time period between the valuation date and the termination date as defined in the Warrant Issuance Agreement. The fair value of the RTW Warrants is presented within Additional Paid-in Capital on the Condensed Balance Sheets as of March 31, 2026 and within Interest income and other income, net on the Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026.
There were no warrants exercised as it relates to the RTW Warrants during the three months ended March 31, 2026.
Warrants Issued to 12.5% Senior Secured Noteholders
Warrants that were issued in conjunction with the Initial Notes (the “Initial Warrants”) and Additional Notes (the “Additional Warrants”) entitled the noteholders of the Company's 12.5% Notes to purchase up to 2,143,000 shares of Common Stock and included specified registration rights. Management estimated the fair value of the Initial Warrants to be $6,800 and the Additional Warrants to be $735, each based on an assessment by an independent third-party appraiser. The fair value of the respective warrants was treated as a debt discount, amortizable over the term of the respective warrants, with the unamortized 12.5% Notes portion applied to reduce the aggregate principal amount of the 12.5% Notes. The 12.5% Notes were refinanced with the 13.5% Notes on November 1, 2023. Additionally, since the Initial Warrants and Additional Warrants issued do not provide warrant redemption or put rights within the control of the noteholders that could require the Company to make a payment of cash or other assets to satisfy the obligations under the warrants, except in the case of a “cash change in control”, the fair value attributed to the warrants is presented in Additional Paid-in Capital in the Company’s Condensed Balance Sheets. The Initial Warrants and Additional Warrants expired on June 30, 2025.
There were no warrants exercised as it relates to the Initial Warrants and the Additional Warrants during the three months ended March 31, 2025.
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
On August 1, 2023, the Company entered into the Letter Agreement with the Exercising Holder of 5,000,000 of the remaining Common Stock Warrants. Pursuant to the Letter Agreement, the Exercising Holder and the Company agreed that the Exercising Holder would exercise all of its Existing Warrants for shares of Common Stock underlying the Existing Warrants at $0.96 per share of Common Stock, the then current exercise price of the Existing Warrants. Under the Letter Agreement, in consideration of the Exercising Holder exercising the Existing Warrants, the Company issued to the Exercising Holder New Warrants to purchase up to an aggregate of 2,750,000 shares of Common Stock. The New Warrants became exercisable after February 2, 2024, expire on February 2, 2029 and are issuable only for cash, subject to exception if the shares of Common

Stock underlying the New Warrants are not registered in accordance with the terms of the Letter Agreement, in which case, the New Warrants may also be exercised, in whole or in part, at such time by means of a "cashless exercise". The New Warrants have an exercise price of $2.60 per share. Management estimated the fair value of the warrants to be $4,671 based on an assessment by an independent third-party appraiser. The fair value of the New Warrants is treated as equity and is presented in Additional Paid-in Capital in the Company’s Condensed Balance Sheets.
There were no warrants issued or exercised as it relates to the Warrants issued under Securities Purchase Agreements during the three months ended March 31, 2026 and 2025.
As of March 31, 2026, in addition to the remaining New Warrants to purchase 2,200,000 shares of Common Stock with an exercise price of $2.60 per share and the RTW Warrants to purchase 375,000 shares with an exercise price of $4.00 per share described above, there remain outstanding warrants to purchase 160,548 shares of Common Stock at an exercise price of $0.96.
Note 15.    Sale of Future Revenue
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through March 31, 2026 under the Monetization Agreement.
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
The following table shows the activity of the liability related to the sale of future revenue:

	March 31,	December 31,
	2026	2025
Liability related to the sale of future revenue, net at beginning of the period	$63,023	$63,718
Royalties related to the sale of future revenue	—	(938)
Amortization of issuance costs	60	243
Liability related to the sale of future revenue, net at end of the period (includes current portion of $1,000 and $1,000, respectively)	$63,083	$63,023
Note 16.     Other Non-Current Liabilities
The Company’s other non-current liabilities at March 31, 2026 and December 31, 2025 consisted of a confidential legal settlement net liability and AROs of $2,072 and $2,065, respectively.
AROs consists of estimated future spending related to removing certain leasehold improvements at the Company’s facilities in Portage, Indiana and Warren, New Jersey, and returning all facilities to their original condition. Depreciation expense related to the ARO assets included in overall depreciation expense for the three months ended March 31, 2026 and 2025 was $6 and $7, respectively.

Balance at December 31, 2024	$2,039
Additions	—
Accretion	6
Balance at March 31, 2025	$2,045

Balance at December 31, 2025	$2,065
Additions	—
Accretion	7
Balance at March 31, 2026	$2,072

Note 17.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of Common Stock.
Diluted EPS is adjusted by the effect of dilutive securities, including options and awards under the Company’s equity compensation plans, warrants and ESPP. As a result of the Company’s net loss incurred for the three months ended March 31, 2026 and 2025, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations. Therefore, basic and diluted net loss per share are the same for the three months ended March 31, 2026 and 2025 as reflected below.

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(8,057)	$(22,930)
Denominator:
Weighted-average number of common shares – basic and diluted	122,609,995	95,497,056
Loss per common share – basic and diluted	$(0.07)	$(0.24)
(a)For the three months ended March 31, 2026 and 2025, outstanding stock options of 7,501,729 and 6,977,367 to purchase shares of Common Stock, respectively, were anti-dilutive.

(b)For the three months ended March 31, 2026 and 2025, outstanding restricted stock units of 4,566,190 and 5,167,351 to purchase shares of Common Stock, respectively, were anti-dilutive.
(c)For the three months ended March 31, 2026 and 2025, outstanding warrants of 2,735,548 and 4,594,332 to purchase shares of Common Stock, respectively, were anti-dilutive.
Note 18.    Share-Based Compensation
The Company recognized share-based compensation in its Condensed Statements of Operations and Comprehensive Loss during the three months ended March 31, 2026 and 2025 as follows:

	Three Months Ended March 31,
	2026	2025
Manufacture and supply	$69	$100
Research and development	236	330
Selling, general and administrative	2,013	1,157
Total share-based compensation expenses	$2,318	$1,587

Share-based compensation from:
Restricted stock units	$1,655	$1,102
Stock options	663	485
Total share-based compensation expenses	$2,318	$1,587
Share-Based Compensation Equity Awards
The following tables provide information about the Company’s restricted stock unit and stock option activity during the three month period ended March 31, 2026:
Restricted Stock Units
The following tables summarize the Company’s awards of service-based and market conditions vesting-based restricted stock units for the three month period ended March 31, 2026:

Restricted Stock Unit Awards (RSUs) - Service-based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2025	2,684	$3.24
Granted	1,282	$4.29
Vested	(1,125)	$2.32
Forfeited	(2)	$4.14
Unvested as of March 31, 2026	2,839	$4.08
Expected to vest as of March 31, 2026	2,597	$4.08
As of March 31, 2026, $8,931 of total unrecognized compensation expenses related to unvested service-based restricted stock units are expected to be recognized over a remaining weighted average period of 2.24 years. The service-based restricted stock units granted to employees are subject to a three-year graduated vesting schedule and are not subject to performance-based criteria other than continued employment.

Restricted Stock Unit Awards (RSUs) - Market conditions vesting-based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2025	1,728	$2.55
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested as of March 31, 2026	1,728	$2.55
Expected to vest as of March 31, 2026	1,661	$2.54
As of March 31, 2026, $1,090 of unrecognized compensation expense related to unvested market condition vesting- based restricted stock units are expected to be recognized over a remaining weighted average period of 0.78 years.
The 2023 market conditions vesting-based restricted stock units vest based on a Performance Price measured as the 30-day average of the closing prices of the Common Stock as reported on the Nasdaq Global Market immediately prior to and including the last calendar day of the three-year performance period (which ends on the third anniversary of the grant date). To the extent the Performance Price is less than $1.75, the Vesting Percentage will be zero. To the extent the Performance Price is $1.75, the Vesting Percentage will be 50%. To the extent the Performance Price is $1.76 or greater, but less than $2.50, the Vesting Percentage will be a prorated amount between 50.01% and 99.99%, based on straight-line interpolation. To the extent the Performance Price is $2.50, the Vesting Percentage will be 100%. To the extent the Performance Price is $2.51 or greater, but less than $3.25, the Vesting Percentage will be a prorated amount between 100.01% and 149.99%, based on straight-line interpolation. To the extent the Performance Price is $3.25 or greater, the Vesting Percentage will be 150%. In no event will the Vesting Percentage exceed 150%.
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

The Company’s estimates of the fair value of the 2025 market conditions vesting-based awards at their grant or valuation dates were based on a Monte Carlo simulation and considered various variables and the following assumptions:

Three Months Ended March 31, 2025
Expected dividend yield	0%
Expected volatility	91.5%
Risk-free interest rate	3.9%
Stock price at grant date	$2.65

Stock Option Awards:	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding as of December 31, 2025	6,558	$5.59
Granted	946	4.29
Exercised	(1)	0.88
Forfeited/Expired	(1)	3.84
Outstanding as of March 31, 2026	7,502	$5.42
Expected to vest as of March 31, 2026	7,342	$5.45
Exercisable as of March 31, 2026	5,441	$5.96
The fair values of stock options granted were estimated using the Black-Scholes pricing model based on the following assumptions:

Three Months Ended March 31, 2026
Expected dividend yield	—%
Expected volatility	98%
Expected term (years)	6.1
Risk-free interest rate	3.8%
The weighted average grant date fair value of stock options granted during the three months ended March 31, 2026 was $3.43. During the three months ended March 31, 2026, stock options were granted with a weighted average exercise price of $4.29.
As of March 31, 2026, $5,272 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a remaining weighted average period of 2.04 years.
2022 Inducement Equity Incentive Plan (number of units in thousands)
In accordance with Nasdaq Listing Rule 5635(c)(4), the Company adopted the 2022 Equity Inducement Plan approved by the Compensation Committee of the Board of Directors of the Company effective as of July 29, 2022. There were 75 service-based awards and 50 options granted under this Plan during the three months ended March 31, 2026. The options and service-based awards granted under this Plan are included in the tables above. As of March 31, 2026, 775 shares remained available for grant under this Plan.
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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three months ended March 31, 2026 and 2025, the effective income tax rate was 0%, and the Company recorded no income tax expense from its pretax losses of $8,057 and $22,930, respectively.
The primary factors impacting the effective tax rate for the three months ended March 31, 2026 is the anticipated full year pre-tax book loss and a full valuation allowance against any associated net deferred tax assets.

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
These changes were reflected in the income tax provision for the three months ended March 31, 2026. As the result of the Company maintaining a full valuation allowance against its U.S. federal and state deferred tax assets, the changes introduced by this legislation did not result in a material impact to the Company’s income tax provision or deferred tax balances for the current reporting period. The Company will continue to monitor the potential future impacts of the legislation, including any changes to its valuation allowance assessment, as further guidance becomes available and as facts and circumstances evolve.
Note 20.    Contingencies
From time to time, the Company has been and may again become involved in legal proceedings arising in the course of its business, including product liability, intellectual property, securities, civil tort, and commercial litigation, and environmental or other regulatory matters.
California Litigation
Neurelis, Inc. v. Aquestive Therapeutics, Inc.
On December 5, 2019, Neurelis, Inc. ("Neurelis") filed a civil tort lawsuit against the Company in the Superior Court of California, County of San Diego. In December 2025, the parties reached a mutual out-of-court settlement agreement resolving all claims related to the matter, the terms of which settlement agreement are confidential. In the settlement agreement, the Company did not concede liability and settled the matter for business reasons. The Company does not consider this settlement material to its financial condition. The settlement of the matter was recorded within Selling, general, and administrative expenses on the Company's Statements of Operations and Comprehensive Loss for the year ended December 31, 2025. The current liability was recorded within Accounts payable and the non-current liability was recorded within Other non-current liabilities on the Company's Balance Sheets as of March 31, 2026 and December 31, 2025. On April 3, 2026 the court signed the Order dismissing the case with prejudice.
Neurelis FDA Lawsuit
Neurelis, Inc. v. Califf, et al., U.S. District Court for the District of Columbia
In May 2024, Neurelis filed a complaint in the U.S. District Court for the District of Columbia against the U.S. Food and Drug Administration, the U.S. Department of Health and Human Services, and certain government officials. The complaint in this matter alleges that the defendants violated the Administrative Procedure Act by approving the Company's NDA for Libervant for ARS patients aged between two and five years, and asked the Court to vacate that approval and enjoin the defendants from approving Libervant for this pediatric patient population until January 10, 2027, the scheduled date for the expiration of the U.S. orphan drug market exclusivity (ODE) granted by the FDA to the Valtoco® nasal spray product of Neurelis (the "ODE Expiration"). The Company intervened in this litigation to defend the approval of Libervant for this ARS pediatric patient population. Following submission of briefs and filings of respective motions by the parties for summary judgment, on February 14, 2025, the Court entered a final appealable judgment in favor of Neurelis, and against the FDA's and the Company's cross-motions for summary judgment, and directed the FDA to vacate the approval of Libervant. On February 18, 2025, the Company filed an appeal of the District Court's decision with the U.S. Court of Appeals for the District of Columbia Circuit (the "DC Appellate Court") and, on the same day, filed an emergency motion with the District Court to stay its order pending a decision on the appeal with the DC Appellate Court. The District Court denied the motion for a stay. On March 27, 2025, the DC Appellate Court denied the Company's emergency motion for stay. The FDA filed an appeal of the District Court's decision to the DC Appellate Court and the Company withdrew its appeal. As a result of the District Court's ruling, the FDA converted the approval of Libervant to a "tentative approval" and the Company has ceased marketing activities in the United States for Libervant for these ARS pediatric patients. After a delay of the proceedings at the DC Appellate Court caused by the government shutdown beginning in October 2025, on November 21, 2025, the DC Appellate Court entered a schedule for briefing and oral arguments on the appeal. Subsequently, on February 3, 2026, Congress adopted and the President signed into law legislation that amended the Orphan Drug Act to provide that ODE applies only to the extent a subsequent applicant seeks approval for the same approved use or indication within the designated rare disease or condition to which the ODE applies. As applied, this legislation would confirm the FDA's long-standing interpretation of the Orphan Drug Act and its authority to approve another sponsor’s orphan drug for a different use or indication than that of an approved drug with ODE, such as the FDA's prior approval of Libervant for ARS patients aged between two and five years. On February 16, 2026, the Company filed a motion with the DC Appellate Court requesting that the DC Appellate Court order all parties to submit simultaneous briefs regarding appropriate next steps regarding this legislation and its intended application to this case, including the possibility of a summary disposition of the matter by the DC Appellate Court. On February 18, 2026, Neurelis

filed a brief opposing the Company's motion. On the DC Appellate Court's own motion filed on February 17, 2026, the DC Appellate Court suspended briefing by the parties in this case pending further order from the court. On March 2, 2026, the DC Appellate Court entered an order directing the parties to file motions by March 20, 2026 addressing, among other things, their positions on the effect on the appeal resulting from the recent amendment to the Orphan Drug Act. The court denied pending motioned and entered a briefing scheduling order. The Company is not able to determine or predict the ultimate outcome of these proceedings or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter or whether the FDA will grant U.S. market access to Libervant for ARS patients aged between two and five years in advance of the ODE Expiration.

Suboxone Product Liability Litigation
The Company was named as a defendant in a multitude of product liability lawsuits, along with Indivior and several other named defendants, in which the individual plaintiffs in those cases allege that their use of Suboxone® sublingual film, a prescription drug product for opioid use disorder, caused them dental injuries. On February 2, 2024, this litigation became a MDL consolidated in the U.S District Court for the Northern District of Ohio. One case alleging the same allegations as contained in the MDL has been filed in a state court in the State of New Jersey. The parties to the MDL have agreed to a tolling of unfiled claimants in several states. Indivior has agreed to defend the Company in these litigation matters. Discovery is underway and no trial date has been set in the MDL matter. The Company's motion to dismiss the MDL matter was granted as to all claims against Aquestive by plaintiffs except design defect claims and claims for punitive damages. The Company is not able to determine or predict the ultimate outcome of this litigation or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
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
Federal Securities Class Action

On March 5, 2026, a putative securities class action lawsuit was filed against the Company and Daniel Barber in the United States District Court for the District of New Jersey, captioned Modica v. Aquestive Therapeutics, Inc. and Daniel Barber. The complaint purports to seek relief on behalf of a class of investors who purchased or otherwise acquired the Company’s publicly traded securities between June 16, 2025 and January 8, 2026, and asserts violations of Section 10(b) of the Exchange Act against all defendants and Section 20(a) of the Exchange Act against the individual defendant. The complaint alleges, among other things, that during the proposed class period, defendants made misstatements and/or failed to disclose certain facts regarding the NDA for Anaphylm. The complaint seeks various forms of relief, including monetary damages in an unspecified amount. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
Shareholder Derivative Litigation

On April 15, 2026, a shareholder derivative lawsuit was filed by a purported shareholder on behalf of the Company against certain individual directors and officers of the Company, naming the Company as a nominal defendant, in the United States District Court for the District of New Jersey, captioned Wilson v. Brown, et al. The complaint asserts claims for violation of Section 14(a) of the Exchange Act against the director defendants, and breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and waste of corporate assets against all individual defendants. The complaint alleges, among other things, that the individual defendants failed to exercise adequate oversight of, and misrepresented and/or failed to disclose certain facts regarding the NDA for Anaphylm. The derivative action has been designated as related to the securities class action described above. The complaint seeks various forms of relief, including monetary damages in an unspecified amount and corporate governance reforms. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Note 21.    Subsequent Events
On April 20, 2026, the Company entered into a second amendment to the Pharmanovia Agreement relating to the license and supply of Libervant (diazepam) buccal film in territories outside the United States. The Pharmanovia Amendment No. 2 modifies certain commercial and operational terms of the agreement, including subcontracting rights, delivery terms, and minimum volume commitments in certain territories. All other terms and conditions of the Pharmanovia Agreement remain in full force and effect.
On May 8, 2026, the Company entered into a lease agreement which will serve as the Company’s corporate headquarters. The lease has an initial term of eleven years, inclusive of an initial rent abatement period of approximately twelve months, commencing on the earlier of the date the Company obtains a certificate of occupancy or September 1, 2026. The lease provides the Company with two successive five-year renewal options at fair market rental value and an option to expand into additional space. The Company expects to account for the lease as an operating lease in accordance with ASC 842, Leases.
On May 12, 2026, the Company entered into a five-year term loan facility of up to $150,000 with funds managed by Oaktree Capital Management, L.P. The five year term loan facility consisted of an aggregate principal amount of $55,000, which was funded on May 12, 2026 and was primarily used to repay the Company’s existing 13.5% Notes in the aggregate principal amount of $45,000 plus fees associated with the repayment. Upon FDA approval of Anaphylm and satisfaction of other customary conditions, an additional $20,000 will be available. A third tranche of $25,000 will be available upon the achievement of specified sales milestones, with the final tranche of up to $50,000 available with the mutual consent of the Lenders and the Company. The Company will pay only interest on the new five-year facility with all principal amounts outstanding due at maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this section in conjunction with our condensed interim financial statements and related notes included in Part I Item 1 of this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2025 and 2024 included in our 2025 Annual Report on Form 10-K. All dollar amounts are stated in thousands except for share data.
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
These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of our product candidate Anaphylm™ (dibutepinephrine) sublingual film through clinical development and approval by the FDA, including our ability to address the concerns raised by the FDA in the Complete Response Letter (CRL) dated January 30, 2026 and Type A meeting with the FDA on March 26, 2026, and for the FDA to approve Anaphylm or whether the FDA may request further information from us, disagree with our protocols, study designs, or findings or otherwise undertake a lengthy review of our resubmission, and challenges regarding the following commercial launch of Anaphylm, if approved by the FDA; the advancement and related timing of potential international regulatory filings and marketing authorization of Anaphylm outside of the U.S.; Anaphylm’s potential to be the first and only oral administration of epinephrine and to be accepted as an alternative to existing standards of care, if approved by the FDA; the expected growth of the U.S. epinephrine market including in value and the opportunity such growth presents to the Company should Anaphylm be approved by the FDA; the advancement, growth and related timing of our AdrenaVerse™ pipeline epinephrine prodrug product candidates, including AQST-108 (epinephrine) topical gel, through clinical development and FDA regulatory approval process, including design and timing of clinical studies including those necessary to support the targeted indication of alopecia areata for AQST-108 or other possible indications; the potential sale or outlicensing of Anaphylm, Libervant or other product candidates; the approval for U.S. market access of Libervant and overcoming the orphan drug market exclusivity of an FDA approved nasal spray product of another company extending to January 2027; the commercial opportunity of Libervant, Anaphylm, AQST-108 and our other product candidates, should these product candidates be approved by the FDA; the focus on continuing to manufacture Suboxone®, Emylif®, Sympazan®, Ondif® and other licensed products; the potential benefits our products and product candidates could bring to patients; the achievement of clinical and commercial milestones, product orders and fulfillment; our cash requirements, cash funding and cash burn; short-term and longer term liquidity and the ability to fund our business operations; our growth and future financial and operating results and financial position, including with respect to our 2026 financial outlook; and business strategies, market opportunities, and other statements that are not historical facts.
These forward-looking statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with our development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials and plans, including those relating to Anaphylm, AQST-108, and our other product candidates; risk of delays in advancement of the regulatory approval process through the FDA of our product candidates, including the filing of the respective NDAs, for Anaphylm, AQST-108, Libervant and other product candidates, or failure to receive FDA approval at all of any of these product candidates; risk of FDA inspections of manufacturing and clinical study sites for any of our product candidates, including Anaphylm; risk of government shutdowns or actions to reduce government workforces on the ability of the FDA to act on the approval of our product candidates, including Anaphylm and Libervant; risk of the Company’s ability to generate sufficient clinical and other human factor data, including with respect to our submission of pharmacokinetics and pharmacodynamics (PK/PD) comparability data for FDA approval of Anaphylm; risks associated with our ability to address the FDA’s comments on and identified deficiencies in our NDA for Anaphylm, including the concerns raised by the FDA in the CRL and Type A Meeting; risks associated with the success of any competing products, including generics; risks and uncertainties inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); risk of development of a sales and marketing capability for commercialization of our product candidates, including Anaphylm, if approved by the FDA; risks associated with the potential impact on the value of the Company of the sale or outlicensing of our product and product candidates, including Libervant and Anaphylm and other product candidates; risk of insufficient capital and cash resources, including insufficient access to available debt and equity financing, including under our ATM facility and the RTW Funding Agreement, and revenues from operations, to satisfy all of our short-term and longer-term liquidity and cash requirements to support our growth strategy, and other cash needs, at the times and in the amounts needed, and to fund future clinical development and commercial activities for our product candidates, including Anaphylm, AQST-108 and Libervant should these product candidates be approved by the FDA; risk of the impact of our obligations under the Company's Purchase Agreement and the Royalty Rights Agreement with third parties, each of which agreements requires the Company to make payments to each counterparty thereof, respectively, of a portion of our revenues, on our ability to contribute to the funding of our operations and the payment of interest on our debt; risk that our manufacturing capabilities will be insufficient to support demand of our product candidates in the U.S. and abroad, including Anaphylm, if such product candidates should be approved by the FDA and other regulatory authorities, and our licensed products in the U.S. and abroad; risk of eroding market share for Suboxone® as a sunsetting product, which accounts for a substantial part of our current operating revenue; risk of default of our debt instruments; risks related to the outsourcing of certain sales, marketing and other operational and staff functions to third parties; risk of the rate and degree of market acceptance in the U.S. and abroad of Anaphylm, AQST-108, Libervant and our other product candidates, should these product candidates be approved by the FDA and other regulatory authorities, and for our licensed products in the U.S. and abroad; risk associated with the size and growth of our product markets; risk associated with our compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to our products; risk that our patent applications for our product candidates, including for Anaphylm, will not be timely issued, or issued at all, by the United States Patent and Trademark Office (PTO) or, if issued, will be sufficient to provide long-term commercial success of these product candidates; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business, including relating to our products and product candidates and product pricing, reimbursement or access therefor; risk of loss of significant customers; risks related to claims and legal proceedings against us including patent infringement, securities, business torts, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; risks related to any disruptions in our information technology networks and systems, including the impact of cybersecurity attacks; risk of increased cybersecurity attacks and data accessibility disruptions due to remote working arrangements; risk of adverse developments affecting the financial services industry; risks related to inflation and changing interest rates; risks related to the impact of pandemic diseases on our business; risks and uncertainties related to general economic, political (including the Ukraine, Israel and Iran wars and other acts of war and terrorism), business, industry, regulatory, financial and market conditions and other unusual items; risks related to uncertainty about presidential administration initiatives and their impact on our business, including imposition of government tariffs and other trade restrictions; and other uncertainties affecting the Company including those described in the "Risk Factors" section and in other sections included in this Quarterly Report on Form 10-Q. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in the risk factors of the Company’s 2025 Annual Report on Form 10‑K and our other Quarterly Reports on Form 10‑Q and in our Current Reports on Form 8-K and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update forward-looking statements, or outlook or guidance after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, except as may be required by applicable law. Readers should not rely on the forward-looking statements included in this Quarterly Report on Form 10-Q as representing our views as of any date after the date of the filing of this Quarterly Report on Form 10‑Q.
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Aquestive,” the "Company,” “we,” “us,” and “our” refer to Aquestive Therapeutics, Inc.
Overview
Aquestive is a pharmaceutical company advancing medicines to bring meaningful improvement to patients' lives through innovative science and delivery technologies. The worldwide leader in delivering trusted, quality medications on oral film, Aquestive operates as both a developer of its own proprietary products and a Contract Development and Manufacturing Organization (CDMO) for licensees, with its headquarters in New Jersey and U.S.-based manufacturing facilities in Indiana. The Company is the exclusive manufacturer of four commercialized products marketed by its licensees across six continents using proprietary, best-in-class technologies like PharmFilm®. Aquestive's AdrenaVerse™ platform contains a library of more than 20 epinephrine prodrugs enabling the pursuit of various potential allergy and dermatological indications. The Company is advancing Anaphylm™ (dibutepinephrine) sublingual film for the treatment of severe allergic reactions, including anaphylaxis, and AQST-108 (epinephrine) topical gel for various potential dermatological conditions, including alopecia areata, atopic dermatitis, rosacea, and psoriasis.
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
Recent Regulatory Updates
We completed the Anaphylm NDA submission to the FDA in the first quarter of 2025. On June 13, 2025, the NDA submission was accepted by the FDA and a PDUFA target action date of January 31, 2026 was assigned. The Company was informed in September 2025 that the FDA would not hold an Advisory Committee meeting regarding the approval of Anaphylm.
On January 30, 2026, the Company received a CRL that focused on administration and labeling guidance. The FDA cited deficiencies in the Anaphylm HF validation study. These included instances of difficulty opening the pouch and incorrect film placement which, if unaddressed, the FDA believes could cause significant safety issues in the setting of anaphylaxis. To resolve the FDA’s concerns, the Company has modified the pouch opening, instructions for use, pouch and carton labeling, and plans to conduct a new HF validation study with these modifications. The Company also plans to further address potential tolerability issues in its resubmission of the NDA. Clinical trial results submitted as part of the NDA regarding comparability to approved auto-injectors (such as EpiPen and Auvi-Q), such as bracketing, repeat dose, and sustainability, were not questioned in the CRL. In addition, there were also no CMC issues noted in the CRL. Due to the requirements related to the Anaphylm HF study, the FDA's clinical pharmacology division requested a single PK study to understand the impact of any modifications to packaging and labeling. No additional studies were requested in the CRL. The Company plans to closely work with the Agency to achieve approval for Anaphylm as expeditiously as possible. As an initial step, the Company requested a Type A meeting with the FDA to discuss the most efficient path forward for resubmission.
On March 30, 2026, the Company announced the receipt of preliminary comments and completion of an in-person Type A meeting with the FDA regarding the resubmission of the Company's NDA for Anaphylm. The Company continues to plan for resubmission of the NDA in the third quarter of 2026, subject to completion of the HF and PK studies and expected typical response times from the FDA. The Company plans to request accelerated review of the resubmission by the FDA, but no expedited review by the FDA can be guaranteed.
The Company is concurrently pursuing regulatory strategies outside the United States. Based on feedback from regulatory agencies, the Company remains expects to submit regulatory applications in Canada, the European Union and United Kingdom by utilizing its existing clinical data. In addition, the Company submitted its initial Pediatric Investigational Plan (PIP) to the European Medicines Agency (EMA), an important step in preparing for full submission of the Company's Market Authorization Application for the European Union. The Company expects to file its New Drug Submission in Canada in 2026. The Company believes that these markets represent important opportunities to expand access to the Company's non-invasive epinephrine therapy globally.

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
•AQST-108 (epinephrine) topical gel – Our product candidate, AQST‑108, is generated from our AdrenaVerse™ platform which contains a library of over twenty epinephrine prodrugs intended to control absorption and conversion rates across a variety of possible dosage forms and delivery sites. Epinephrine plays a critical role in immune suppression but, until now, its role has been limited due to issues in the absorption and conversion of epinephrine in the human body. We believe that our AdrenaVerse epinephrine prodrug platform has demonstrated the ability to harness the therapeutic potential of epinephrine through highly differentiated prodrug formulations, which are designed to achieve absorption, provide sustained local exposure and avoid systemic exposure.
AQST‑108 is a topically delivered adrenergic agonist prodrug, which we believe has the potential to support the re-establishment of immune privilege in the hair follicle and we are pursuing its development for the possible treatment of alopecia areata, which is an autoimmune disease leading to hair loss on the scalp, face and, in more severe cases, other body areas. We completed the first human clinical trial for AQST-108 in 2024. The two-part trial was designed to assess the safety and local tolerability of AQST-108. Part 1 was designed as a single ascending dose escalation study to assess the safety and PK of five different dose levels. The 1.0% dose of AQST-108 was chosen based on the down selection from the highest dose to move into the Part 2 study of the development program. In Part 2, three formulations based on excipient variations were evaluated in twelve healthy subjects. In Parts 1 and 2, no serious adverse events or topical adverse events were observed. In Part 2, the calculated percentage of AQST-108 observed in the skin remained consistent across all studied formulations and zero post-dose AQST-108 concentrations in plasma were observed. We opened an IND for this product candidate in the fourth quarter of 2025.
The Company recently completed its second phase 1 clinical trial, which was designed to further characterize the safety, tolerability, and pharmacologic profile of the topical epinephrine prodrug gel. There were no drug related adverse events observed in the study and the data did not indicate signs of systemic absorption. In addition, Aquestive identified a biomarker signal through the suppression of the cytokine Thymic Stromal Lymphopoietin (TSLP) when compared to placebo. The TSLP signaling pathway involves the activation of Janus Kinase (JAK) 1 and JAK2. This signal will be explored further in upcoming studies. We continue to believe AQST-108 has potential application across a variety of dermatological conditions, including alopecia areata, atopic dermatitis, rosacea, and psoriasis. We plan to further study AQST-108 by utilizing an atopic dermatitis study design in the upcoming months.

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
On February 14, 2025, in a lawsuit brought by Neurelis, the owner of the FDA approved nasal spray Valtoco, against the FDA (Neurelis, Inc. v. Califf, for which the Company joined as a Defendant Intervenor) challenging the FDA's approval of Libervant for ARS patients aged between two and five years, the U.S. District for the District of Columbia issued a final appealable order entering a judgment in favor of Neurelis's motion for summary judgment and vacating the FDA’s approval of Libervant. The District Court's ruling was not based on grounds of safety or efficacy of Libervant, but rather on the grounds that the law granting ODE to the FDA approved nasal spray Valtoco for patients aged six years and older should be interpreted to extend to children aged two to five years, despite that Valtoco was not approved by the FDA to treat these younger patients at the time the FDA approved Libervant for this pediatric age group. The FDA is appealing this ruling. As a result of the District Court ruling, the FDA converted the approval of Libervant for patients aged between two and five years to a "tentative approval" and Aquestive has ceased marketing activities for Libervant in the United States.
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
Prior to the FDA approval of Libervant for ARS patients between two to five years, the FDA granted tentative approval in August 2022 for Libervant for the same indication in patients with epilepsy 12 years of age and older, finding that Libervant had met all required quality, safety, and efficacy standards for approval. However, due to the existing FDA regulatory grant of ODE for Valtoco for use in ARS patients 6 years of age and older, the FDA determined that Libervant was not yet eligible for marketing in the United States for this patient population of 12 years of age and older. We expect to file for FDA approval for use of Libervant for these ARS patients aged between 6 and 11 years in Q2 2026. However, as a result of the ODE granted by the FDA to Valtoco and the District Court's ruling, the FDA cannot give final approval for U.S. market access for Libervant for any age group until the expiration of the ODE or a determination by the FDA of inapplicability of the ODE for Libervant, unless the District Court's ruling vacating the FDA approval of Libervant for ARS patients aged between two and five years is overturned on appeal. In the event that the District Court's ruling is reversed without further right of appeal, and the tentative approval of Libervant for ARS patients aged between two and five is converted to a final approval by the FDA, the Company would only be able to market Libervant for ARS patients aged between two and five years and would continue to be restricted from market access of Libervant for older ARS patients until the expiration of the ODE for Valtoco. However, overcoming the orphan drug marketing exclusivity determination is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such market exclusivity and approve Libervant for U.S. market access for any age group earlier than January 2027, the scheduled date for expiration of ODE for Valtoco. See “Licensed Commercial Products, Product Candidates and Other Products – Libervant” for a discussion of the licensing arrangement for Libervant.

Licensed Commercial Products, Product Candidates and Other Products
Our portfolio also includes other products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the three months ended March 31, 2026 and 2025, our licensed product portfolio generated $14,446 and $8,720 in revenue to Aquestive, respectively. Those products include:
•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone was launched by our licensee, Indivior, in 2010. Suboxone is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone and have produced over 3.0 billion doses of Suboxone since its launch in 2010. As of March 31, 2026, Suboxone branded products retain approximately 25% film market share as generic film-based products have penetrated this market.
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
•Libervant® - We entered into the Pharmanovia Agreement with Pharmanovia, effective as of September 26, 2022, pursuant to which we granted Pharmanovia an exclusive license to certain of our intellectual property to develop and commercialize Libervant for the treatment of prolonged or acute, convulsive seizures in all ages in certain countries of the Territory, as defined in the Pharmanovia Agreement, during the term of the Pharmanovia Agreement. Under the Pharmanovia Agreement, Pharmanovia will lead the regulatory and commercialization activities for Libervant in the Territory and Aquestive will serve as the exclusive sole manufacturer and supplier of Libervant in the Territory. We received $3,500 upon agreement execution. Effective March 27, 2023, we amended the Pharmanovia Agreement to expand the scope of the licensed territory for Libervant to cover the rest of the world, excluding the U.S., Canada and China. Pharmanovia will be responsible for seeking appropriate regulatory approval in the expanded territories. Pursuant to the terms of the Pharmanovia Amendment No. 1, we received a non-refundable payment of $2,000 from Pharmanovia on execution of the Pharmanovia Amendment No. 1.
•Sympazan® – an oral soluble film formulation of clobazam used for the treatment of seizures associated with a rare, intractable form of epilepsy known as Lennox-Gastaut syndrome, or LGS, in patients aged two years of age or older, was approved by the FDA on November 1, 2018. We commercially launched Sympazan in December 2018. On October 26, 2022, we entered into a License Agreement with Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc., pursuant to which we granted an exclusive, worldwide license of its intellectual property for Sympazan to Assertio during the term of that agreement for an upfront payment of $9,000. Additionally, we subsequently received from Assertio a $6,000 milestone payment upon its receipt of a notice of allowance from the United States Patent and Trademark Office of its patent application U.S. Serial No. 16/561,573, and payment of the related allowance fee. Aquestive is the exclusive sole manufacturer and supplier of Sympazan for Assertio and will receive manufacturing fees from Assertio for the product through the expiration of such License Agreement. On April 8, 2026 Assertio entered into an Asset Purchase Agreement with Cosette to divest a portfolio of products, including Sympazan, to Cosette. Under the Asset Purchase Agreement, Assertio assigned and transferred its rights and certain obligations arising post closing relating to Sympazan to Cosette. Cosette assumed the intellectual property license and rights to commercialize Sympazan and will continue to purchase product and pay royalties and make milestone-related payments to Aquestive under the Assertio Agreement.
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
•Azstarys® – an FDA-approved, once-daily product for the treatment of ADHD in patients age 6 years or older. AZSTARYS consists of serdexmethylphenidate, a prodrug of d-methylphenidate (d-MPH), co-formulated with immediate release d-MPH. In March 2012, we entered into an agreement with Zevra (formerly KemPharm, Inc.) to terminate a Collaboration and License Agreement entered into by the Company and Zevra in April 2011. Under this termination arrangement, we have the right to participate in any and all value that Zevra may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving Zevra and collaborations, royalty arrangements, or other transactions from which Zevra may realize value from these compounds, including the product Azstarys. On March 2, 2021, Zevra announced FDA approval of Azstarys for the treatment of ADHD. Pursuant to the terms of the March 2012 agreement with Zevra, we began to receive milestone and royalty revenues for Azstarys. In March 2026, Zevra sold Azstarys to Commave Therapeutics SA. See Note 6, Material Agreements to our Condensed Financial Statements for additional information.
Critical Accounting Policies and Use of Estimates
There have been no material changes to our critical accounting policies and use of estimates as previously disclosed in our 2025 Annual Report on Form 10-K.
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

In addition to our proprietary products coming online, we may add licensee products which may need additional resources to manufacture. If such growth should occur for higher volume product opportunities such as Suboxone® and Ondif®, we would incur increased costs associated with hiring additional personnel to support the increased manufacturing and supply costs arising from higher manufactured volumes from proprietary and licensed products.
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
We will continue to manage business costs to prepare for a potential future decline in Suboxone® revenue and other external factors affecting our business. We continue to focus on our core business as well as regulatory and pre-commercial launch activities for Anaphylm.
Interest Expense
Interest expense consists of interest costs on the outstanding balances of our 13.5% Notes at a fixed rate of 13.5%, payable quarterly, amortization of the discount associated with the long-term portion of the legal settlement as well as amortization of issuance costs and debt discounts. The issuance of 13.5% Notes is discussed in Note 13, Long-Term Debt, to our Condensed Financial Statements. See Liquidity and Capital Resources below for further detail on our 13.5% Notes.
Interest Expense related to Royalty Obligations
In connection with the issuance of the 13.5% Notes, we entered into the Royalty Rights Agreements with each of the Note Holders granting the Note Holders a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm (dibutepinephrine) sublingual film for a period of eight years from the first sale of Anaphylm on a global basis. The Note Holders are also entitled to a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant. These royalty agreements are classified as debt, and the value of the $45,000 13.5% Notes has been allocated between debt and the Royalty Obligations based on their relative fair market values. The excess of future estimated royalty payments over the allocated fair value is recognized as a discount related to the Royalty Right Agreements and is amortized as interest expense using the effective interest method. The 13.5% Notes are discussed in Note 13, Long-Term Debt to our Condensed Financial Statements.
Interest Expense related to the Sale of Future Revenue
On November 3, 2020, we entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, we sold to Marathon all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through March 31, 2026 under the Monetization Agreement.
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
Interest Income and other income, net
Interest income and other income, net consists of earnings derived from interest-bearing accounts, money market Treasury mutual funds, and other miscellaneous income and expense items. These interest-bearing accounts have no minimum amounts to be maintained in the accounts for which interest and dividends are earned.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenues:
The following table sets forth our revenue data for the periods indicated.

	Three Months Ended March 31,		Change
(In thousands, except %)	2026	2025	$	%
Manufacture and supply revenue	$8,793	$7,193	$1,600	22%
License and royalty revenue	5,395	790	4,605	583%
Co-development and research fees	258	418	(160)	(38)%
Proprietary product revenue, net	—	319	(319)	N/M
Total revenues	$14,446	$8,720	$5,726	66%
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
For the three months ended March 31, 2026, total revenues increased 66%, or $5,726, compared to the same period in the prior year primarily due to increases in license and royalty revenue and increases in manufacture and supply revenue.
Manufacture and supply revenue increased approximately 22%, or $1,600, for the three months ended March 31, 2026 compared to the same period in the prior year. This increase was primarily due to higher Suboxone revenues of approximately $2,600, partially offset by lower Ondif revenues of approximately $1,500.
License and royalty revenue increased 583%, or $4,605, for the three months ended March 31, 2026 compared to the same period in the prior year. This increase was primarily due to the recognition of royalty revenue from Zevra.
Co-development and research fees decreased 38%, or $160, for the three months ended March 31, 2026 compared to the same period in the prior year. This decrease was driven by the timing of the achievement of research and co-development performance obligations which are expected to fluctuate among reporting periods.
Proprietary product revenue, net decreased by $319 for the three months ended March 31, 2026 compared to the same period in the prior year. This decrease was primarily due to the withdrawal of Libervant from the market as U.S. market access ended in April 2025.

Expenses, Interest Income and Other Income:

The following table sets forth our expenses and income for the periods indicated.

	Three Months Ended March 31,		Change
(In thousands, except %)	2026	2025	$	%
Manufacture and supply	$3,469	$3,652	$(183)	(5%)
Research and development	4,204	5,361	(1,157)	(22)%
Selling, general and administrative	10,977	19,072	(8,095)	(42)%
Interest expense	2,903	2,782	121	4%
Interest expense related to royalty obligations	973	1,437	(464)	(32)%
Interest expense related to the sale of future revenue	60	59	1	2%
Interest income and other income, net	(83)	(713)	630	(88)%
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Manufacture and supply costs and expenses decreased 5%, or $183, for the three months ended March 31, 2026 compared to the same period in the prior year. The decrease in manufacture and supply costs was due to changes in product mix.
Research and development expenses decreased 22% or $1,157 for the three months ended March 31, 2026 compared to the same period in the prior year. The decrease in Research and development expenses is primarily due to lower clinical trial costs associated with the Anaphylm program, partially offset by increases in R&D personnel costs.
The tables below provide a breakdown of the major costs included in total R&D expenses and project costs by type of expense for each of the main clinical development projects in which we are engaged for each period presented:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
Clinical Trials	$1,225	$2,101	$(876)	(42)%
Development and Manufacturing	143	16	127	N/M
Product Research Expenses	275	566	(291)	(51%)
Total Project Expenses	1,643	2,683	(1,040)	(39)%
Preclinical	115	256	(141)	(55%)
R&D personnel costs	2,006	1,802	204	11%
Consulting and outside services	23	76	(53)	(70%)
Share-based compensation	236	330	(94)	(28%)
Depreciation/amortization	14	15	(1)	(7%)
All other R&D	167	199	(32)	(16%)
Total	$4,204	$5,361	$(1,157)	(22%)

The details of the project expenses are as follows:

	Three Months Ended March 31,
	2026	2025		2026	2025		2026	2025
	Total		% inc / dec	Anaphylm		% inc / dec	AQST-108		% inc / dec
Clinical Trials	$1,225	$2,101	(42%)	$671	$1,922	(65)%	$554	$179	209%
Development and Manufacturing	143	16	N/M	139	—	N/M	4	16	(75)%
Product Research Expenses	275	566	(51%)	275	566	(51%)	—	—	N/M
Total Project Expenses	$1,643	$2,683	(39%)	$1,085	$2,488	(56%)	$558	$195	186%
Total project expenses for Anaphylm decreased 56%, or $1,403 over the comparable period in 2025. Anaphylm clinical trial expenses and product research expenses decreased by $1,251 and $291, respectively. Total project expenses for AQST-108 increased $363, over the comparable period in 2025. AQST-108 clinical trial expenses increased $375 over the comparable period in 2025 due to the second Phase 1 clinical trial in the current period.
Selling, general and administrative expenses decreased 42%, or $8,095 for the three months ended March 31, 2026 as compared to the same period in the prior year. The decrease primarily represents the one-time Anaphylm PDUFA fee of $4,310 in the prior year period, lower legal fees of approximately $3,400, lower commercial spending of approximately $2,000, and lower regulatory and licensing fees of approximately $500 related to the regulatory fee for Libervant, partially offset by higher severance costs of approximately $600 which includes the acceleration of share-based compensation, higher personnel costs of approximately $500 and higher share-based compensation expenses of approximately $500.
Interest expense was $2,903 and $2,782 for the three months ended March 31, 2026 and 2025, respectively. These amounts represent interest incurred on the outstanding 13.5% Notes, amortization of the debt and legal settlement discounts and capitalized debt issuance costs.
Interest expense related to amortization of the discount on the royalty obligations was $973 and $1,437 for the three months ended March 31, 2026 and 2025, respectively. These amounts are due to the accounting associated with the royalty obligations as part of the 13.5% Notes issuance. The decrease from the comparable period is due to a lower effective interest rate as a result from the update to the probability-weighted cash flows for future sales as of December 31 2025.
Interest expense related to the sale of future revenue was $60 and $59 for the three months ended March 31, 2026 and 2025, respectively, and represents amortization of the issuance costs. These amounts are due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and do not represent or imply a monetary obligation or cash outflow at any time during the life of the transaction. In June 2023, Sunovion announced that it had voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets. Therefore, the Company likely will not receive any of the additional contingent payments under the Monetization agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022. See Note 15, Sale of Future Revenue to our Condensed Financial Statements for details.
Interest income and other income, net decreased 88%, or $630 for the three months ended March 31, 2026 as compared to the same period in the prior year. The decrease from the comparable period is primarily due to the expenses associated with the issuance of the RTW Warrants recognized within other expenses during the current period.
Liquidity and Capital Resources
Sources of Liquidity
We had $110,734 in cash and cash equivalents as of March 31, 2026. While our ability to execute our business objectives and achieve profitability over the longer term cannot be assured, our on-going business, existing cash and cash equivalents, expense management activities, potential asset sales or product outlicensing as well as access to the equity capital markets, including through the ATM facility, provide near term liquidity for us to fund our operating needs for at least the next twelve months as we continue to execute our business strategy.
We established our first ATM facility in September 2019, and since inception to March 31, 2026, we have sold 28,506,216 shares of Common Stock which has generated net cash proceeds of approximately $86,563, net of commissions and estimated other transactions costs of $4,142. On April 3, 2024, we filed a new shelf registration statement on Form S-3 to register the offer and sale of up to $250,000 worth of shares of Common Stock, preferred stock, debt securities, warrants, rights and units ("Registration Statement No. 333-278498" or the "2024 Registration Statement"), that was effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement was a $100,000 ATM facility prospectus covering the offering, issuance and sale of Common Stock pursuant to the Amended Equity Distribution Agreement with Piper Sandler & Co.
For the three months ended March 31, 2026, the Company sold 1,191,071 shares of Common Stock under the ATM facility, which provided net proceeds of approximately $4,810 after deducting commissions and estimated other transaction costs of $252. For the three months ended March 31, 2025, the Company sold 7,457,627 shares under the ATM facility which provided net proceeds of approximately $21,306 after deducting commissions and other transaction costs of $694. The remaining authorized balance of the ATM facility was approximately $73,000 as of March 31, 2026..
In August 2023, we entered into the Letter Agreement with the Exercising Holder of 5,000,000 of the remaining Common Stock Warrants pursuant to the Securities Purchase Agreement dated June 6, 2022. Pursuant to the Letter Agreement, the Exercising Holder and Aquestive agreed that the Exercising Holder would exercise all of its Existing Warrants at the then current exercise price of the Existing Warrants. The Exercising Holder subsequently exercised the Existing Warrants, with Aquestive receiving gross proceeds of $4,800. We also issued to the Exercising Holder New Warrants to purchase up to an aggregate of 2,750,000 shares of Common Stock. The New Warrants are exercisable after February 2, 2024, expire on February 2, 2029 and are exercisable only for cash, unless the shares of Common Stock underlying the New Warrants are not registered in accordance with the terms of the Letter Agreement, in which case the New Warrants may also be exercised by means of a "cashless exercise". The New Warrants have an exercise price of $2.60 per share. During 2025, 550,000 shares were issued upon the exercise of the New Warrants with the Company receiving proceeds of $1,430.
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
On August 13, 2025, we entered into a purchase and sale agreement with funds managed by RTW Investments LP. Under the terms of the Purchase Agreement, in exchange for the Purchaser's payment to the Company of a purchase price of $75,000, upon approval of Anaphylm by the FDA by a specified date, the refinancing of the Company’s existing 13.5% Notes and certain other customary conditions, the Company agreed to a sale of assigned interests to the Purchaser, including a right for the Purchaser to tiered revenue share payments ranging from 1.0% to 7.5% of net sales (as defined in the Purchase Agreement) of Anaphylm (and 9.5% for the subsequent calendar year period if net sales do not achieve specified level in a calendar year period beginning in 2027) in the United States. Revenue share payments commence in the first fiscal quarter in which the first commercial sale of Anaphylm in the United States after the closing of the transaction. Revenue share payments will cease upon the Purchaser's receipt of $187,500 by December 31, 2035 or $225,000 thereafter. The Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness (which restrictions are eliminated after the achievement by the Purchaser of a specified return on its investment), and other provisions customary for transactions of this nature, in each case subject to certain exceptions set forth in the Purchase Agreement.
On August 14, 2025, we completed the 2025 Underwritten Public Offering of 21,250,000 shares of our common stock at the public offering price of $4.00 per share. Net proceeds from the 2025 Underwritten Public Offering were $79,900, after deducting underwriting discounts of $5,100. In addition to the underwriting discounts related to this offering, we incurred professional fees and other costs totaling $440.
On March 3, 2026, in connection with the Amendment No.1 to the Purchase and Sale Agreement and the Equity Commitment Agreement with RTW, the Company also entered into the Warrant Issuance Agreement with the RTW investors. Pursuant to this agreement, the Company issued to the RTW Investors the RTW Warrant to purchase up to an aggregate of 375,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. The Warrant is exercisable at any time from the issuance date through March 3, 2029. For additional information regarding the RTW Warrants. See Note 14, Warrants to the accompanying Condensed Financial Statements.
On May 12, 2026, the Company entered into a five-year term loan facility of up to $150,000 with funds managed by Oaktree Capital Management, L.P, consisting of a term loan in an aggregate principal amount of $55,000 which was funded on May 12, 2026 and was used by the Company to repay the Company’s existing 13.5% Notes in the aggregate principal amount of $45,000 plus fees associated with the repayment. See Note 21, Subsequent Events to the accompanying Condensed Financial Statements.

Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used for operating activities	$(14,806)	$(23,400)
Net cash used for investing activities	(52)	(135)
Net cash provided by financing activities	4,423	20,646
Net decrease in cash and cash equivalents	$(10,435)	$(2,889)
Net cash used for operating activities
Net cash used for operating activities for the three months ended March 31, 2026 decreased by $8,594 compared to the same period in the prior year. The decrease in cash used for operating activities was primarily related to the decrease in net loss by $14,873, decreases in trade and other receivables by $14,025 due to timing of payments by customers and receipts related to the confidential legal settlement partially offset by decreases in payables by $19,878 mostly attributed to payments made under the confidential legal settlement and to vendors.
Net cash used for investing activities
Net cash used for investing activities for the three months ended March 31, 2026 decreased by $83 compared to the same period in the prior year. The use of cash was related to capital expenditures.
Net cash provided by financing activities
Net cash provided by financing activities for the three months ended March 31, 2026 decreased by $16,223 compared to the same period in the prior year. The decrease was primarily related to lower ATM proceeds of $16,601 due to lower volumes of Common Stock sold.
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
We expect to continue to manage business costs to appropriately reflect the anticipated general decline in Suboxone revenue, and other external resources or factors affecting our business including, if available, future equity financing, other future access to the capital markets or other potential available sources of liquidity. In doing so, we plan to continue to focus on the core drivers of value for our stockholders, including, more importantly, continued investments in our ongoing product development activities in support of Anaphylm and AQST-108. Until profitability is achieved, if at all, additional capital and/or other financing or funding will be required, which could be material, to develop and commercialize our product pipeline, including AQST-108, and to fund additional development and commercial activities that are required by the FDA for Anaphylm under the CRL issued to the Company on January 30, 2026, and to meet our other cash requirements, including debt service. Even as such, we expect to incur losses and negative cash flows for the foreseeable future and, therefore, we expect to be dependent upon external financing and funding to achieve our operating plan.
The sufficiency of our short-term and longer-term liquidity is directly impacted by our level of operating revenues and our ability to achieve our operating plan for revenues, regulatory approval in the time period planned for our product candidates and licensed rights within planned timeframes, and there can be no assurance that we will be successful in any transaction. Our operating revenues have fluctuated in the past and can be expected to fluctuate in the future. We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and we have a significant level of debt, substantial ongoing interest payments, and royalty obligation payments projected to be made through 2035, which are further discussed in Note 13, Long-Term Debt to our Condensed Financial Statements. A substantial portion of our current and past revenues has been dependent upon our licensing, manufacturing and sales with one customer, Indivior, which is expected to continue, and it could take significantly longer than planned to achieve anticipated levels of cash flows to help fund our operations and cash needs.
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
As of March 31, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
For more information on Legal Proceedings, see Part I Item I. Financial Statements (Unaudited), Note 20, Contingencies.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully review and consider the information regarding certain risks and uncertainties facing the Company that could have a material adverse effect on our business prospects, financial condition, results of operations, liquidity and available capital resources set forth in Part I, Item 1A of Aquestive’s 2025 Annual Report on Form 10-K.
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
More generally, we and our API manufacturers of pharmaceutical products, may often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Additionally, we and our API manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments, such as recent events in Ukraine and Russia, the Israel and Gaza armed conflict, the war with Iran or other geopolitical uncertainty. If we or our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to manufacture our products, or to make our product candidates available for clinical trials and development purposes or to further commercialize any of our licensed products and product candidates in the United States, would be jeopardized. Any delay or interruption in our ability to meet commercial demand may result in the loss of significant potential revenues and could adversely affect our ability to gain market acceptance for approved products as well as a potential default of our supply commitments or obligations. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Additionally, if supply from one approved API manufacturer is interrupted, there could be a significant disruption in commercial supply. Regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and would likely result in a delay in our desired clinical and commercial timelines and disrupt our supply commitment and obligations.
The occurrence of any of these factors could have a material adverse effect on our business, results of operations, financial condition and prospects.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The exhibits listed below are filed or furnished as part of this report.

Number	Description
4.1	Form of Warrant (filed as Exhibit 4.1 to the Current Report on Form 8-K of the Company, as filed on March 4, 2026, and incorporated by reference herein).
10.1	Amendment No. 1 to the Purchase and Sale Agreement, dated August 13, 2025, by and between the Company and funds managed by RTW Investments, LP, dated March 3, 2026 (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company, as filed on March 4, 2026, and incorporated by reference herein).
10.2	Warrant Issuance Agreement, by and between the Company and funds managed by RTW Investments, LP, dated March 3, 2026 (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company, as filed on March 4, 2026, and incorporated by reference herein).
10.3	Share Purchase Commitment Agreement, by and between the Company and the parties thereto, dated March 3, 2026 (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company, as filed on March 4, 2026, and incorporated by reference herein).
10.4*	Termination of Executive Employment Agreement dated as of March 16, 2026, by and between Aquestive Therapeutics, Inc. and Lori J. Braender.
10.5*	Executive Employment Agreement dated as of March 16, 2026, by and between Aquestive Therapeutics, Inc. and Lori J. Braender.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101)
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Somerset, State of New Jersey.

Aquestive Therapeutics, Inc. (REGISTRANT)

Date:	May 13, 2026	/s/ Daniel Barber
Daniel Barber
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2026	/s/ A. Ernest Toth, Jr.
A. Ernest Toth, Jr.
Chief Financial Officer
(Principal Financial Officer)