Form 10-Q
period 2026-06-30
Aquestive Therapeutics, Inc.
filed 2026-08-11
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of outstanding shares of the registrant’s common stock, par value of $0.001 per share (the "Common Stock"), as of the close of business on August 7, 2026 was 125,511,648.

AQUESTIVE THERAPEUTICS, INC.
FORM 10-Q

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report (dollar amounts in thousands):

TERM	DEFINITION
12.5% Notes	12.5% Senior Secured Notes redeemed on November 1, 2023
13.5% Notes	13.5% Senior Secured Notes redeemed on May 12, 2026
2025 Underwritten Public Offering	Capital raise of gross proceeds of $85,000
ADHD	Attention deficit hyperactivity disorder
AdrenaVerse™	Epinephrine prodrug platform currently comprised of Anaphylm™ and AQST-108
ALS	Amyotrophic lateral sclerosis
Amendment	Amendment No. 1 to the Purchase and Sale Agreement with RTW Investments LP
Anaphylm™	Anaphylm™ (dibutepinephrine) sublingual film
ANVISA	Brazilian Health Regulatory Agency
API	Active Pharmaceutical Ingredients
Aquestive	Aquestive Therapeutics, Inc.
AQST	Nasdaq ticker symbol for Aquestive Therapeutics, Inc.
ASC	Accounting Standards Codification
Assertio	Assertio Holdings, Inc.
Assertio Agreement	License Agreement between Aquestive and Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc.
ARS	Acute Repetitive Seizures
ARO	Asset Retirement Obligation
ASU	Accounting Standards Updates
ATM facility	At-The-Market facility for the purchase of AQST Common Stock, then in effect
CEO	Chief Executive Officer
CMC	Chemistry, Manufacturing and Controls
CNS	Central Nervous System
CODM	Chief Operating Decision Maker
Commave Therapeutics	Commave Therapeutics SA
Common Stock	Common Stock, par value $0.001 per share, of the Company
Common Stock Warrants	Warrants issued with private placement of up to $100,000 aggregate principal of 12.5% Notes originally due 2025
Company	Aquestive Therapeutics, Inc.
Cosette	Cosette Pharmaceuticals, Inc.
Credit Agreement	Credit Agreement with funds managed by Oaktree Capital Management, L.P.
CRL	Complete Response Letter
CROs	Contract Research Organizations
DEA	Drug Enforcement Administration
Effective Date	May 12, 2026, effective date of the Credit Agreement
EMA	European Medicines Agency
EOP2	End-of-phase 2
EPS	Earnings per share
ERTC	Employee Retention Tax Credit
ESPP	Employee Stock Purchase Plan
EU	European Union
Exchange Act	Securities Exchange Act of 1934
Existing Warrants	Common Stock Purchase Warrants with the holder of the remaining 5,000,000 warrants
FASB	Financial Accounting Standards Board

FDA	U.S. Food and Drug Administration
First Amendment	First amendment to the Sunovion License Agreement
GAAP	Generally Accepted Accounting Principles
HCP	Healthcare Provider
HF	Human Factors
Hypera	Hypera Pharma, CosMed Industria De Cosmeticos E Medicamentos S.A
IM	Intramuscular
IND	Investigational New Drug
Indenture Agreement	Agreement governing the 13.5% Senior Secured Notes
Indivior	Indivior Inc. (formerly, Reckitt Benckiser Pharmaceuticals Inc)
Indivior Amendment	Amendment No. 11 to the Indivior License Agreement
Indivior License Agreement	Commercial Exploitation Agreement with Reckitt Benckiser Pharmaceuticals, Inc. (with subsequent amendments collectively)
Lenders	Oaktree Fund Administration, LLC and Oaktree Capital Management, L.P.
Libervant®	Libervant® (diazepam) buccal film
Marathon	Marathon Asset Management
MHRA	Medicines & Healthcare products Regulatory Agency
MDL	Multidistrict Litigation
Monetization Agreement	Purchase and Sale Agreement between Aquestive and Marathon
Minimum Net Sales Covenant	Minimum net sales covenant if the Company draws from Tranche B of the Credit Agreement
Neurelis	Neurelis, Inc.
N/M	Not Meaningful, used in percentage changes
Nasdaq	The Nasdaq Global Market
NDA	New Drug Application
New Warrants	Warrants to purchase 2,750,000 shares of Common Stock
Oaktree	Oaktree Capital Management, L.P.
Oaktree Warrant Issuance Agreement	Warrant Issuance Agreement with Oaktree Capital Management, L.P.
Orphan Drug Act	21 U.S.C. §§ 360aa–360ff (i.e., 21 U.S.C. § 360aa et seq.)
ODE	Orphan Drug Exclusivity
PD	Pharmacodynamics
PDUFA	Prescription Drug User Fee Act
Pharmanovia	Atnahs Pharma UK Limited, a company registered in England and Wales
Pharmanovia Agreement	License and Supply Agreement with Atnahs Pharma UK Limited
Pharmanovia Amendment	First Amendment to the License and Supply Agreement with Atnahs Pharma UK Limited as of March 27, 2023
Pharmanovia Amendment No. 2	Second Amendment to the License and Supply Agreement with Atnahs Pharma UK Limited as of April 20, 2026
PIP	Pediatric Investigation Plan
PK	Pharmacokinetic
PTO	United States Patent and Trademark Office
Purchase Agreement	Purchase and Sale Agreement with funds managed by RTW Investments LP
Purchaser	RTW Investments LP
R&D	Research and development
Royalty Obligations	Liability related to the Royalty Rights Agreements
Royalty Rights Agreements	Royalty Rights Agreements, component of 13.5% Senior Secured Notes
RSU	Restricted Stock Unit
RTW	RTW Investments, LP

SEC	Securities and Exchange Commission
Securities Purchase Agreements	Securities Purchase Agreements with certain purchasers entered into on June 6, 2022
SOFR	Secured Overnight Financing Rate
Sunovion	Sunovion Pharmaceuticals Inc.
Sunovion License Agreement	KYNMOBI Commercialization Agreement
Term Loan Facility	Senior secured term loan facility of up to $150,000
Territory	Certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa under the Pharmanovia Agreement
TGA	Australian Government Department of Health’s Therapeutics Goods Administration
Tranche A Tranche B Tranche C	Initial funded tranche of $55,000 of the Term Loan Facility $25,000 principal amount, component of the Credit Agreement $50,000 principal amount, component of the Credit Agreement
Tranche A Warrants	Warrants to purchase up to an aggregate of 230,271 shares of the Company's Common Stock at an exercise price of $4.18 per share.
Tranche B	$20,000 principal amount, component of the Credit Agreement
Warrant Issuance Agreement	Agreement with RTW Investments LP to issue a warrant to purchase up to 375,000 shares of the Company's Common Stock at an exercise price of $4.00 per share
Zambon	Zambon S.p.A.
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm, Inc.)

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (Unaudited)

AQUESTIVE THERAPEUTICS, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$98,490	$121,169
Trade and other receivables, net	9,326	17,763
Inventories	7,366	6,169
Prepaid expenses and other current assets	3,312	4,168
Total current assets	118,494	149,269
Property and equipment, net	3,960	3,893
Right-of-use assets, net	7,949	4,621
Other non-current assets	1,701	2,642
Total assets	$132,104	$160,425

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$8,965	$29,862
Accrued expenses	4,518	5,029
Lease liabilities, current	820	631
Deferred revenue, current	1,092	1,092
Liability related to the sale of future revenue, current	1,000	1,000
Royalty obligations, current	51	—
Debt, current	32	9,994
Total current liabilities	16,478	47,608
Debt, long-term, net	50,654	27,519
Royalty obligations, net	27,835	25,941
Liability related to the sale of future revenue, net	61,168	62,023
Lease liabilities	7,525	4,337
Deferred revenue, net of current portion	18,845	19,390
Other non-current liabilities	6,185	7,269
Total liabilities	188,690	194,087
Contingencies (Note 20)

Stockholders’ deficit:
Common Stock, $0.001 par value. Authorized 250,000,000 shares; 125,511,648 and 122,044,299 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	126	122
Additional paid-in capital	421,207	413,214
Accumulated deficit	(477,919)	(446,998)
Total stockholders’ deficit	(56,586)	(33,662)
Total liabilities and stockholders’ deficit	$132,104	$160,425
See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$13,819	$10,003	$28,265	$18,723
Costs and expenses:
Manufacture and supply	4,017	4,561	7,486	8,213
Research and development	3,962	4,105	8,166	9,466
Selling, general and administrative	14,063	12,705	25,040	31,777
Total costs and expenses	22,042	21,371	40,692	49,456
Loss from operations	(8,223)	(11,368)	(12,427)	(30,733)
Other income/(expenses):
Loss on extinguishment of debt	(11,683)	—	(11,683)	—
Interest expense	(2,807)	(2,781)	(5,710)	(5,563)
Interest expense related to royalty obligations	(972)	(1,434)	(1,945)	(2,871)
Interest expense related to the sale of future revenue	(61)	(61)	(121)	(120)
Interest income and other income, net	882	2,096	965	2,809
Net loss before income taxes	(22,864)	(13,548)	(30,921)	(36,478)
Net loss	$(22,864)	$(13,548)	$(30,921)	$(36,478)
Comprehensive loss	$(22,864)	$(13,548)	$(30,921)	$(36,478)

Loss per share attributable to common stockholders:
Basic and diluted (in dollars per share)	$(0.18)	$(0.14)	$(0.25)	$(0.37)
Weighted average common shares outstanding:
Basic and diluted (in shares)	124,994,165	99,326,701	123,808,666	97,422,458

See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Changes in Stockholders’ Deficit
Three and Six Months Ended June 30, 2026
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2025	122,044,299	$122	$413,214	$(446,998)	$(33,662)
Common Stock issued under public equity offering-ATM	1,191,071	1	5,061	—	5,062
Costs of Common Stock issued under public equity offering-ATM	—	—	(303)	—	(303)
Warrants issued under the Purchase Agreement	—	—	916	—	916
Share-based compensation expense	—	—	2,318	—	2,318
Vested restricted stock units, net	1,048,422	1	(330)	—	(329)
Options exercised, net	750	—	1	—	1
Net loss	—	—	—	(8,057)	(8,057)
Balance at March 31, 2026	124,284,542	124	420,877	(455,055)	(34,054)
Costs of Common Stock issued under public equity offering-ATM	—	—	(79)	—	(79)
Warrants issued under the Credit Agreement	—	—	663	—	663
Shares issued under employee stock purchase plan	19,660	—	82	—	82
Share-based compensation expense	—	—	2,880	—	2,880
Vested restricted stock units, net	1,172,446	2	(3,243)	—	(3,241)
Options exercised, net	35,000	—	27	—	27
Net loss	—	—	—	(22,864)	(22,864)
Balance at June 30, 2026	125,511,648	$126	$421,207	$(477,919)	$(56,586)

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

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(30,921)	$(36,478)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	249	279
Share-based compensation	5,213	3,471
Loss on extinguishment of debt	11,683	—
Issuance of warrants under the Purchase Agreement	916	—
Amortization of debt issuance costs and discounts	4,053	5,498
Other, net	49	(11)
Changes in operating assets and liabilities:
Trade and other receivables, net	8,437	(4,476)
Inventories	(1,190)	(2,081)
Prepaid expenses and other assets	1,796	3,104
Accounts payable	(21,400)	1,582
Accrued expenses and other liabilities	(2,587)	(2,176)
Deferred revenue	(545)	(26)
Net cash used for operating activities	(24,247)	(31,314)
Investing activities:
Capital expenditures	(264)	(242)
Net cash used for investing activities	(264)	(242)
Financing activities:
Proceeds from Common Stock issued under public equity offering-ATM, net	4,680	21,236
Proceeds from issuance of long-term debt under the Credit Agreement	54,337	—
Proceeds from issuance of warrants under the Credit Agreement	663	—
Proceeds from shares issued under employee stock purchase plan	70	50
Proceeds from exercise of stock options, net	27	7
Repayment of debt principal - 13.5% Notes	(45,000)	—
Debt exit fee paid - 13.5% Notes	(2,000)	—
Premium paid to retire debt - 13.5% Notes	(3,887)	—
Payments for financing costs	(3,470)	—
Payments for lease liabilities	(18)	(14)
Payments for royalty obligations	—	(11)
Payments for taxes on share-based compensation, net	(3,570)	(722)
Net cash provided by financing activities	1,832	20,546
Net decrease in cash and cash equivalents	(22,679)	(11,010)
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	121,169	71,546
Cash and cash equivalents at end of period	$98,490	$60,536
Supplemental disclosures of cash flow information:
Cash payments for interest	$2,269	$3,050
Non-cash investing activities: capital expenditures in Accounts Payable	$43	$83
Non-cash financing activities: Term Loan Facility costs in Accounts Payable	$461	$—
See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Notes to Condensed Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Note 1.    Company Overview and Basis of Presentation
(A) Company Overview
Aquestive is a pharmaceutical company advancing medicines to bring meaningful improvement to patients' lives through innovative science and delivery technologies. The worldwide leader in delivering trusted, quality medications on oral film, Aquestive operates as both a developer of its own proprietary products and a Contract Development and Manufacturing Organization (CDMO) for licensees, with its headquarters in New Jersey and U.S.-based manufacturing facilities in Indiana. The Company is the exclusive manufacturer of four commercialized products marketed by its licensees across six continents using proprietary, best-in-class technologies like PharmFilm®. Aquestive's AdrenaVerse™ platform contains a library of more than 20 epinephrine prodrugs enabling the pursuit of various potential allergy and dermatological indications. The Company is advancing Anaphylm™ (dibutepinephrine) sublingual film for the treatment of severe allergic reactions, including anaphylaxis, and AQST-108 (epinephrine) topical gel for various potential dermatological conditions.
(B) Equity Transactions
ATM Facility
The Company established its first ATM facility in September 2019, and since inception to June 30, 2026, the Company has sold 28,506,216 shares of Common Stock under its ATM facility which has generated net cash proceeds of approximately $86,518, net of commissions and estimated other transactions costs of $4,188. On April 3, 2024, the Company filed a new shelf registration statement on Form S-3, the 2024 Registration Statement, which was declared effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement are (i) a base prospectus registering the offer, issuance and sale of up to $250,000 worth of Common Stock, preferred stock, debt securities, warrants, rights and units and (ii) a $100,000 ATM facility prospectus. During the three months ended June 30, 2026, there were no shares of Common Stock sold under the ATM facility. During the six months ended June 30, 2026, the Company sold 1,191,071 shares of Common Stock pursuant to the ATM prospectus and the Amended Equity Distribution Agreement with Piper Sandler & Co. (successor to Piper Jaffray & Co.), which provided net proceeds of approximately $4,765 after deducting commissions and estimated other transaction costs of $297. During the three months ended June 30, 2025, there were no shares of Common Stock sold under the ATM facility. For the six months ended June 30, 2025, the Company sold 7,457,627 shares under the ATM facility, which provided net proceeds of approximately $21,271 after deducting commissions and other transaction costs of $729. The remaining authorized balance of the ATM facility was approximately $73,000 as of June 30, 2026.
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
Recent Accounting Pronouncements Adopted as of June 30, 2026:
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. The ASU modifies the effective tax rate reconciliation table and requires disaggregation of income taxes. The Company adopted ASU 2023-09 for the year ending December 31, 2025 and added the required disclosures on a prospective basis.
Recent Accounting Pronouncements Not Adopted as of June 30, 2026:
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
Note 3.    Risks and Uncertainties
The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for the remainder of 2026 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of June 30, 2026, the Company had $98,490 of cash and cash equivalents.
The Company has experienced a history of net losses. The Company’s accumulated deficits totaled $477,919 as of June 30, 2026. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company’s funding requirements have been met by its cash and cash equivalents, as well as its equity and debt offerings, including the issuance of the Term Loan Facility in May 2026 as further discussed in Note 13, Long-Term Debt, the ATM facility and other equity offerings, including the 2025 Underwritten Public Offering as discussed in Note 1, Company Overview and Basis of Presentation, Part B, Equity Transactions.
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

Note 4. Segment Reporting

Operating segments are defined as components of an entity for which separate discrete financial information is available for evaluation by the CODM in deciding how to allocate resources and in assessing performance. For the six months ended June 30, 2026 and 2025, the Company has identified one operating and reportable segment. The Company defines its operating segment based on internally reported financial information that is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company's CEO is the CODM. The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. This segment encompasses the development and advancement of a product pipeline for the treatment of severe allergic reactions, including anaphylaxis, and the AdrenaVerse epinephrine prodrug pipeline platform. Additionally, the Company served as the exclusive manufacturer for its proprietary product, Libervant, while it had U.S. market access, and four licensed commercialized products.
The CODM reviews the segment's profit or loss based on net loss reported on the Condensed Statements of Operations and Comprehensive Loss. The CODM also considers forecast-to-actual variances on a monthly basis for expenses deemed significant. Furthermore, the CODM reviews the segment's assets based on total assets reported on the Condensed Balance Sheets. All long-lived assets are held in the United States. While the Company generated $13,819 and $10,003 in revenues for the three months ended June 30, 2026 and 2025, respectively, and $28,265 and $18,723 for the six months ended June 30, 2026 and 2025, respectively, management expects the Company to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials, ultimately seeking regulatory approval and commencing commercialization activities for Anaphylm, if approved by the FDA. The CODM uses cash forecast models to guide investment decisions and assess entity-wide operating results and performance. Net loss is used to monitor budget and rolling forecasts versus actual results. The CODM views specific categories within R&D expenses, selling expenses, and general and administrative expenses as significant due to their direct correlation with cash burn and profitability.

The following table reconciles reported revenues to net loss under the significant expense principle for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$13,819	$10,003	$28,265	$18,723
Costs and expenses:
Total Manufacture and Supply Expenses	4,017	4,561	7,486	8,213

R&D Project expenses:
Anaphylm project expenses	1,055	1,204	2,140	3,692
AQST-108 project expenses	152	190	710	385
R&D other expenses:
Personnel costs1	2,181	2,218	4,423	4,350
Other2	574	493	893	1,039
Total Research and Development Expenses	3,962	4,105	8,166	9,466

Selling expenses:
Personnel costs3	1,730	608	3,374	1,302
Other4	444	2,912	721	5,174
Total Selling expenses	2,174	3,520	4,095	6,476

General & Administrative expenses:
Personnel costs5	6,602	5,176	12,111	10,016
Other6	5,287	4,009	8,834	15,285
Total General and Administrative Expenses	11,889	9,185	20,945	25,301

Total Selling, General and Administrative Expenses	14,063	12,705	25,040	31,777

Total costs and expenses	22,042	21,371	40,692	49,456
Loss from operations	(8,223)	(11,368)	(12,427)	(30,733)
Other income/(expenses), net	(14,641)	(2,180)	(18,494)	(5,745)
Net loss before income taxes	(22,864)	(13,548)	(30,921)	(36,478)
Net loss	$(22,864)	$(13,548)	$(30,921)	$(36,478)
Comprehensive loss	$(22,864)	$(13,548)	$(30,921)	$(36,478)

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

Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some, or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements. In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Condensed Balance Sheets. As of June 30, 2026, and December 31, 2025, such contract assets were $494 and $627, respectively, consisting primarily of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with third parties.
Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Condensed Balance Sheets. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of June 30, 2026 and December 31, 2025, such contract liabilities were $19,937 and $20,482, respectively.
Costs to Obtain Contracts - in certain situations, the Company may incur incremental costs of obtaining a contract with a customer. These costs, if expected to be recovered, are recognized as an asset and reflected as other assets within the Condensed Balance Sheets. The asset is amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. As of June 30, 2026 and December 31, 2025, such costs to obtain contracts were $434 and $449, respectively.
The Company's revenues were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Manufacture and supply revenue	$11,911	$9,583	$20,704	$16,776
License and royalty revenue (a)	1,326	839	6,721	1,629
Co-development and research fees	582	378	840	796
Proprietary product revenue, net	—	(797)	—	(478)
Total revenues	$13,819	$10,003	$28,265	$18,723
(a) Zevra-related royalty revenues of $500 and $5,000 were recognized during the three and six months ended June 30, 2026, respectively. For additional information, see Note 6, Material Agreements.
The following table provides disaggregated net revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$10,991	$4,891	$24,236	$10,092
Ex-United States	2,828	5,112	4,029	8,631
Total revenues	$13,819	$10,003	$28,265	$18,723
For the three months ended June 30, 2026, United States revenues were derived primarily from Indivior (manufacture and supply revenue, and co-development and research fees). Ex-United States revenues were derived primarily from Indivior (manufacture and supply revenue, license and royalty revenue and co-development and research fees) and Hypera (manufacture and supply revenue, and license and royalty revenue) for revenue markets outside of the United States.
For the six months ended June 30, 2026, United States revenues were derived primarily from Indivior (manufacture and supply revenue, and co-development and research fees), Zevra (license and royalty revenue), and Assertio (manufacture and supply revenue, license and royalty revenue and co-development and research fees). Ex-United States revenues were derived primarily from Indivior (manufacture and supply revenue, license and royalty revenue and co-development and research fees), Zambon (manufacture and supply revenue, license and royalty revenue, and co-development and research fees) and Hypera (manufacture and supply revenue, and license and royalty revenue) for revenue markets outside of the United States.
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
Trade and other receivables, net consist of the following:

	June 30, 2026	December 31, 2025
Trade receivables	$7,718	$8,013
Contract and other receivables	1,608	9,750
Less: sales-related allowances	—	(582)
Reclassification into Accrued distribution expenses and sales-related allowances	—	582
Trade and other receivables, net	$9,326	$17,763
Contract and other receivables totaled $1,608 and $9,750 as of June 30, 2026 and December 31, 2025, respectively, consisting primarily of contract assets and other receivables. Contract assets consist of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with third parties. Other receivables include the current portion related to the Monetization royalty receivable and other receivables. As of December 31, 2025, other receivables also include an insurance reimbursement. Sales-related allowances as of December 31, 2025 were estimated in relation to revenues recognized for sales of Libervant for patients between two to five years of age while Libervant had U.S. market access.
Allowance for Credit Losses
The Company maintains an allowance for credit losses on accounts receivable, which is recorded as a reduction to accounts receivable. Changes in the allowance are classified as Selling, general and administrative expenses in the Statements of Operations and Comprehensive Loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when it identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. It also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves. The allowance for credit losses was $0 as of June 30, 2026 and December 31, 2025.
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
The following tables provide a summary of activity with respect to sales-related allowances:

	June 30, 2026	December 31, 2025
Balance at beginning of period	$—	$48
Provision	—	568
Payments / credits	—	(34)
Reclassification into Accrued distribution expenses and sales-related allowances	—	(582)
Balance at end of period	$—	$—
Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction of trade receivables as of December 31, 2025 and accruals for wholesaler service fees, co-pay support redemptions and other rebates are reflected as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and accrued expenses were $0 and $899, respectively, as of June 30, 2026, and $0 and $906, respectively, as of December 31, 2025. See Note 12, Accrued Expenses.
Concentration of Major Customers
Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the six months ended June 30, 2026, Indivior and Zevra, represented approximately 70% and 18%, of total revenue, respectively. As of June 30, 2026, Indivior exceeded the 10% threshold for outstanding receivable balances and represented approximately 84% of total trade and other receivables, respectively. For the six months ended June 30, 2025, Indivior and Hypera exceeded the 10% threshold for revenue and represented approximately 67% and 23% of total revenue, including the one-time recognition of deferred revenue, respectively. As of December 31, 2025, Indivior and Hypera exceeded the 10% threshold for outstanding receivable balances and represented 69% and 25% of total trade and other receivables, respectively.
Note 6.    Material Agreements
Credit Agreement with Oaktree Capital Management, L.P.
On May 12, 2026, the Company entered into the Credit Agreement with funds managed by Oaktree Capital Management, L.P., which provided a Term Loan Facility of up to $150,000. The Term Loan Facility includes an initial funded Tranche A of $55,000 and additional delayed draw term loan commitments of up to $95,000, which are available subject to the satisfaction of specified conditions. Amounts repaid under the Term Loan Facility may not be reborrowed. The Term Loan Facility matures on May 12, 2031 and does not require principal installment payments. Accordingly, the total outstanding principal balance is payable at maturity. The obligations under the Credit Agreement are secured by a first-priority lien on substantially all of the Company’s assets, including intellectual property, subject to customary exceptions. See Note 13, Long-Term Debt for additional information.
On May 12, 2026, in connection with the Credit Agreement with Oaktree, the Company also entered into the Oaktree Warrant Issuance Agreement. Pursuant to this agreement, the Company issued to Oaktree the Tranche A Warrant to purchase up to an aggregate of 230,271 shares of the Company's Common Stock at an exercise price of $4.18 per share. The Tranche A Warrant is exercisable at any time from the issuance date through May 12, 2031. Pursuant to the Oaktree Warrant Issuance Agreement, the Company will be obligated to issue additional warrants if additional tranches are drawn down under the Term Loan Facility. See Note 14, Warrants for additional information.
Purchase and Sale Agreement with RTW Investments, L.P.
On August 13, 2025, the Company entered into the Purchase Agreement with funds managed by RTW Investments LP. Under the terms of the Purchase Agreement, in exchange for the Purchaser's payment to the Company of a purchase price of $75,000, upon approval of Anaphylm by the FDA by a specified date, the refinancing of the Company’s existing 13.5% Notes and certain other customary conditions (the "Closing Conditions"), the Company agreed to a sale of assigned interests to the Purchaser, including a right for the Purchaser to tiered revenue share payments ranging from 1.0% to 7.5% of net sales (as defined in the Purchase Agreement) of Anaphylm (and 9.5% for the subsequent calendar year period if net sales do not achieve specified level in a calendar year period beginning in 2027) in the United States. Revenue share payments commence in the first fiscal quarter in which the first commercial sale of Anaphylm in the United States after the satisfaction of the Closing Conditions. Revenue share payments will cease upon the Purchaser's receipt of $187,500 by December 31, 2035 or $225,000 thereafter. The Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness (which restrictions are eliminated after the achievement by the Purchaser of a specified return on its investment), and other provisions customary for transactions of this nature, in each case subject to certain exceptions set forth in the Purchase Agreement. As this financing is contingent on events that have not occurred yet and are outside of the Company's control, the accounting consequences for this transaction as of June 30, 2026 and December 31, 2025 have been limited to capitalized legal fees of approximately $752 and $700, respectively, recorded within Other current assets on the Condensed Balance Sheets.

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
Purchase and Sale Agreement with an affiliate of Marathon
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold to Marathon all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI. In exchange for the sale of these rights, the Company received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through June 30, 2026 under the Monetization Agreement.
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
Agreement to Terminate CLA with Zevra Therapeutics, Inc. (formerly KemPharm)
In March 2012, the Company entered into an agreement with Zevra to terminate a Collaboration and License Agreement entered into by the Company and Zevra in April 2011. Under this termination arrangement, the Company has the right to participate in any and all value that Zevra may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving Zevra and collaborations, royalty arrangements, or other transactions from which Zevra may realize value from these compounds, including the product Azstarys®. In March 2026, Zevra sold Azstarys to Commave Therapeutics SA. In accordance with the Company's agreement with Zevra, the Company received a payment out of the proceeds of the Zevra Commave agreement and recognized royalty revenues of $5,000 during the six months ended June 30, 2026.
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
Licensing Agreement with Assertio Holdings, Inc.(as assumed by Cosette Pharmaceuticals, Inc.)
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

On November 1, 2023, in connection with the issuance of the 13.5% Notes, the Company and the Note Holders (as defined below) entered into the Royalty Right Agreements dated as of November 1, 2023, which provides the Note Holders:
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
On March 3, 2026, in connection with Amendment No.1 to the Purchase and Sale Agreement and the Equity Commitment Agreement with RTW, the Company also entered into the Warrant Issuance Agreement with the RTW investors. Pursuant to this agreement, the Company issued to the RTW Investors the RTW Warrant to purchase up to an aggregate of 375,000 shares of the Company's Common Stock. The RTW Warrant entitles the holders to purchase shares of Common Stock at an exercise price of $4.00 per share. Management estimated the fair value of the RTW Warrants to be $916, and it is presented within Additional Paid-in Capital on the Condensed Balance Sheets as of June 30, 2026, and within Interest income and other income, net on the Condensed Statements of Operations and Comprehensive Loss for the six months ended June 30, 2026. The RTW Warrants were valued based on Level 3 inputs and their fair value was based primarily on an independent third-party appraisal prepared as of the grant date consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide. See Note 14, Warrants for further information on these warrants.
On May 12, 2026, in connection with the Credit Agreement with Oaktree, the Company also entered into the Oaktree Warrant Issuance Agreement. Pursuant to this agreement, the Company issued to Oaktree the Tranche A Warrant to purchase up to an aggregate of 230,271 shares of the Company's Common Stock at an exercise price of $4.18 per share. The Tranche A Warrant is exercisable at any time from the issuance date through May 12, 2031. Management estimated the fair value of the Tranche A Warrants to be $663, and it is presented within Additional Paid-in Capital and the debt discount related to the Term Loan Facility on the Condensed Balance Sheets as of June 30, 2026. The Tranche A Warrants were valued based on Level 3 inputs and their fair value was based primarily on an independent third-party appraisal prepared as of the grant date consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide. See Note 14, Warrants for further information on these warrants.
Note 8.    Inventories, Net
The components of Inventory are as follows:

	June 30, 2026	December 31, 2025
Raw material	$4,205	$3,143
Packaging material	2,530	2,362
Finished goods	631	664
Total inventory	$7,366	$6,169
Note 9.     Property and Equipment, Net

	Useful Lives	June 30, 2026	December 31, 2025
Machinery	3-15 years	$22,517	$20,383
Furniture and fixtures	3-15 years	769	769
Leasehold improvements (a)	(a)	21,419	21,419
Computer, network equipment and software	3-7 years	3,140	3,140
Construction in progress (b)		376	2,203
		48,221	47,914
Less: accumulated depreciation and amortization		(44,261)	(44,021)
Total property and equipment, net		$3,960	$3,893

(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.
(b)During the three months ended June 30, 2026, construction in progress decreased due to a new packaging assembly line been placed into service within the Machinery caption above.
For the three months ended June 30, 2026 and 2025, total depreciation and amortization related to property and equipment was $136 and $140, respectively. For the six months ended June 30, 2026 and 2025, these expenses totaled $249 and $279, respectively.
Note 10.    Right-of-Use Assets and Lease Obligations
On May 8, 2026, the Company entered into a lease agreement which will serve as the Company’s corporate headquarters. The lease has an initial term of eleven years, inclusive of an initial rent abatement period of approximately twelve months, commencing on the earlier of the date the Company obtains a certificate of occupancy or September 1, 2026. The lease provides the Company with two successive five-year renewal options at fair market rental value and an option to expand into additional space. The Company accounted for the lease as an operating lease in accordance with ASC 842, Leases. The Company established at commencement a $3,658 right-of-use asset and a corresponding lease liability for this lease on the Condensed Balance Sheets.
The Company leases all realty used at its production and warehouse facilities, corporate headquarters, commercialization operations center and research and laboratory facilities. None of these four leases include the characteristics specified in ASC 842, Leases, which require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases, as amended, provide remaining terms between 1.8 years and 15.9 years, including renewal options expected to be exercised to extend the lease periods. Commitments under finance leases are not significant, and are included in Property and equipment, net, and Debt on the Condensed Balance Sheets.
The Company does not recognize a right-of-use asset and lease liability for short-term leases, which have terms of 12 months or less on its Condensed Balance Sheets. For longer-term lease arrangements that are recognized on the Company’s Condensed Balance Sheets, the right-of-use asset and lease liability is initially measured at the commencement date based upon the present value of the lease payments due under the lease. These payments represent the combination of the fixed lease and fixed non-lease components that are due under the arrangement. The costs associated with the Company’s short-term leases, as well as variable costs relating to the Company’s lease arrangements, are not material to the Company’s financial results.
The implicit interest rates of the Company’s lease arrangements are generally not readily determinable and as such, the Company applies an incremental borrowing rate, which is established based upon the information available at the lease commencement date, to determine the present value of lease payments due under an arrangement. Measurement of the operating lease liability reflects a range of an estimated discount rate of 12.3% to 15.6% applied to minimum lease payments, including expected renewals, based on the incremental borrowing rate experienced in the Company’s collateralized debt refinancing.
The Company’s lease costs are recorded in manufacture and supply, R&D and selling, general and administrative expenses in its Condensed Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2026, total operating lease expenses totaled $558 and $1,006, respectively, including variable lease expenses such as common area maintenance and operating costs of $140 and $254, respectively. For the three and six months ended June 30, 2025, total operating lease expenses totaled $457 and $884, respectively including variable lease expenses such as common area maintenance and operating costs of $124 and $217, respectively.
The Company’s payments due under its operating leases are as follows:

Remainder of 2026	$662
2027	1,668
2028	1,738
2029	1,568
2030 and thereafter	10,603
Total future lease payments	16,239
Less: imputed interest	(7,894)
Total operating lease liabilities	$8,345

Note 11.    Other Non-current Assets
The following table provides the components of other non-current assets:

	June 30, 2026	December 31, 2025
Royalty receivable	$1,000	$2,000
Other	701	642
Total other non-current assets	$1,701	$2,642
During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the eight $1,000 annual minimum guaranteed royalty payments that are due to the Company. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded it was not transferred. As of June 30, 2026 and December 31, 2025, Royalty receivable consists of two and three, respectively, annual minimum payments due from Sunovion, the last of which is due in March 2028. The current portion of the royalty receivable is included in Trade and other receivables, net. See Note 15, Sale of Future Revenue for further details on how this receivable relates to the Monetization Agreement transaction.
Non-current portion of costs to obtain contracts capitalized under ASC 340, Other Assets and Deferred Costs, is recorded within Other non-current assets on the Condensed Balance Sheets as of June 30, 2026 and December 31, 2025.
Note 12.    Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Accrued compensation	$3,222	$3,707
Real estate and personal property taxes	328	349
Accrued distribution expenses and sales returns provision	899	906
Interest payable	16	17
Other	53	50
Total accrued expenses	$4,518	$5,029
The reduction in Accrued compensation is mostly related to payments of accrued bonuses during the six months ended June 30, 2026, partially offset by the current year accrual of bonuses and an increase in accrued severance expenses. Accrued distribution expenses and sales returns provision mostly represent estimated liabilities for returns, wholesaler service fees, co-pay support redemptions and other rebates related to the proprietary product Libervant and returns and other expenses related to the proprietary product Sympazan (prior to outlicensing to Assertio in October 2022). See Note 6, Material Agreements for additional information regarding the Asset Purchase Agreement between Assertio and Cosette.
Note 13.    Long-Term Debt
13.5% Senior Secured Notes
On November 1, 2023, the Company entered into an Indenture Agreement with certain institutional investors (the “Note Holders”) and issued $45,000 aggregate principal amount of its 13.5% Notes. The Company received net proceeds of approximately $4,326 from this transaction after the repayment of the Company's 12.5% Notes and deduction of debt discount, and debt issuance costs.
The 13.5% Notes were senior secured obligations of the Company and were set to mature on November 1, 2028. The 13.5% Notes bore interest at a fixed rate of 13.5% per year, payable quarterly commencing on December 30, 2023. On each payment date commencing on June 30, 2026, the Company was to pay an installment of principal of the 13.5% Notes pursuant to a fixed amortization schedule, along with the applicable exit fee. The exit fee totaled $2,000.
On May 12, 2026, the Company issued the Term Loan Facility and used the proceeds from the issuance to repay the outstanding principal balance under the 13.5% Notes of $45,000, and $2,000 exit fee. The Company also incurred a prepayment penalty of $3,825 equal to 108.5% of the principal amount due to the timing of the redemption, and other transaction expenses. The Company recognized a loss on extinguishment of debt of $11,683 on the Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026.

Royalty Right Agreements
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
The following table summarizes the significant unobservable inputs used in the fair value measurement of the Royalty Right Agreements:

	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
		Discount Rate	15%
Royalty Right Agreements	Probability weighted income approach	Probability of Success	95%
		Projected Years of Payments	2027	-	2035
During the six months ended June 30, 2026, there were no changes to the significant unobservable inputs used to recognize the Royalty Right Agreements liability. During the year ended December 31, 2025, the Company updated the probability-weighted cash flows for future sales, which decreased the royalty obligation to $51,886 and decreased the unamortized discount to $25,945. The effective interest rate changed by 2.64%, and the Company updated the projected years of payments to 2035.
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
The allocated amounts of $13,856 when combined with the exit fee of $2,000, original issue discount of $1,125 and debt issuance costs of $3,517, resulted in the 13.5% Notes discount of $20,498. This debt discount was amortized over the term of 13.5% Notes using the effective interest method.
The Royalty Right Agreements remained outstanding as of June 30, 2026 after the redemption of the 13.5% Notes.
Amortization expense arising from the discounts related to the 13.5% Notes prior to redemption for the three and six months ended June 30, 2026 was $580 and $1,834, respectively. Amortization expense arising from the discounts related to the Royalty Right Agreements for the three and six months ended June 30, 2026 was $972 and $1,945, respectively.
Amortization expense arising from the discounts related to the 13.5% Notes for the three and six months ended June 30, 2025 was $1,254 and $2,508, respectively. Amortization expense arising from the discounts related to the Royalty Right Agreements for the three and six months ended June 30, 2025 was $1,434 and $2,871, respectively.
Unamortized discounts totaled $24,000 for the Royalty obligations as of June 30, 2026. Unamortized discounts totaled $7,630 for the 13.5% Notes and $25,945 for the Royalty obligations as of December 31, 2025, respectively.

Term Loan Facility
On May 12, 2026, the Company entered into the Credit Agreement with funds managed by Oaktree Capital Management, L.P., which provided a Term Loan Facility of up to $150,000. The Term Loan Facility includes an initial funded Tranche A of $55,000 and additional delayed draw term loan commitments of up to $95,000, which are available subject to the satisfaction of specified conditions. Amounts repaid under the Term Loan Facility may not be reborrowed. The Term Loan Facility matures on May 12, 2031 and does not require principal installment payments. Accordingly, the total outstanding principal balance is payable at maturity. The obligations under the Credit Agreement are secured by a first-priority lien on substantially all of the Company’s assets, including intellectual property, subject to customary exceptions.
On May 12, 2026, in connection with the Credit Agreement with Oaktree, the Company also entered into the Oaktree Warrant Issuance Agreement. Pursuant to this agreement, the Company issued to Oaktree, the Tranche A Warrant to purchase up to an aggregate of 230,271 shares of the Company's Common Stock at an exercise price of $4.18 per share. The Warrant is exercisable at any time from the issuance date through May 12, 2031. Management estimated the fair value of the Tranche A Warrants to be $663. Pursuant to the Oaktree Warrant Issuance Agreement, the Company will be obligated to issue additional warrants if additional tranches are drawn down under the Term Loan Facility. See Note 14, Warrants for additional information.
As the Term Loan Facility and the Tranche A Warrants were issued in conjunction with the Credit Agreement, the total proceeds of $55,000 have been allocated on the Statements of Cashflows for the six months ended June 30, 2026 among the two financial instruments.
Borrowings under the Credit Agreement accrue interest at a floating rate equal to three-month SOFR, subject to a floor of 2.75%, plus an applicable margin of 6.25%, which decreases to 6.00% upon the potential funding of Tranche B. Interest is payable quarterly in arrears. Subject to certain conditions, a portion of the interest, not to exceed 2.00% per annum, may be paid in kind for an initial period. In the event of default, the interest rate is increased by 2.00% per annum.
Upon any repayment including at maturity, upon acceleration or by prepayment, the Company shall pay an exit fee to Oaktree ranging from 1.00% to 2.00% depending on the date of the repayment. The exit fee is subject to a reduction specified in the Credit Agreement (i) if the Company achieves a specified net sales milestone by June 30, 2029 or if a payment is mandatory as a result of the Company failing to receive FDA Approval by December 31, 2027, or (ii) if the applicable repayment is made in connection with a change of control on or prior to the second anniversary of the Credit Agreement. The maximum exit fee totals $1,100.
The Company may voluntarily prepay the Term Loan Facility in full or in part subject to certain conditions. Provided that the Company pays on the date of such prepayment (a) all outstanding principal to be prepaid plus accrued and unpaid interest, (b) a yield protection premium, which, (i) prior to and including the first anniversary of the Effective Date, includes a make-whole fee (as calculated in the Credit Agreement) with respect to the interest that would have accrued on the aggregate principal amount of the Term Loans so prepaid up to (but not including) the first anniversary of the Effective Date and (ii) after the first anniversary of the Effective Date, a premium ranging from 5.00% to 1.00% depending on the date of such repayment. The Prepayment Premium is subject to a reduction specified in the Credit Agreement (x) if the Company achieves a specified net sales milestone by June 30, 2029 or if a payment is mandatory as a result of the Company failing to receive FDA Approval by December 31, 2027 or (y) if the applicable prepayment is made in connection with a change of control on or prior to the second anniversary of the Effective Date. The Prepayment Premium shall be 0% if paid after the fourth anniversary of the Effective Date.
The Company is required to maintain a minimum amount of unrestricted cash and/or permitted cash equivalent investments in controlled accounts, as set forth in the Credit Agreement., which amount lowers after the funding of the Tranche B Term Loans and if FDA approval is not received by December 31, 2027. In addition, the Company is required to achieve a minimum amount of net sales, which is applicable only if the Company draws from the Tranche B Term Loan. The Minimum Net Sales Covenant is not tested if the Company maintains specified cash levels or if it achieves a specified market capitalization.
At inception the estimated debt discount of the Term Loan Facility totaled $4,594, which includes the exit fee related to the Term Loan Facility, fair value of the Tranche A Warrants, and other estimated transaction expenses. The debt discount is presented as a direct deduction from the carrying amount of the Term Loan Facility and is amortized to interest expense over the term of the agreement using the effective interest method.
Amortization expense arising from the discounts related to the Term Loan Facility was $153 for the three and six months ended June 30, 2026. There was no amortization expense arising from the discounts related to the Term Loan Facility for the three and six months ended June 30, 2025. Unamortized discounts totaled $4,441 for the Term Loan Facility as of June 30, 2026.
Long-term debt and unamortized debt discount balances are as follows:

	June 30,	December 31,
	2026	2025
Total Outstanding Debt	$55,000	$45,000
Unamortized discount, including exit fee	(4,441)	(7,630)
Debt, current	—	(9,964)
Debt, long-term	50,559	27,406
Finance lease	95	113
Debt, long-term, net	$50,654	$27,519
Royalty obligations and unamortized discount balances are as follows:

	June 30,	December 31,
	2026	2025
Total Royalty obligations	$51,886	$51,886
Unamortized discount	(24,000)	(25,945)
Current portion of royalty obligation	(51)	—
Royalty obligations, long term	$27,835	$25,941
Scheduled principal payments on the Term Loan Facility as of June 30, 2026 are as follows:

2031	$55,000
Total	$55,000
Note 14.    Warrants
Warrants Issued to Oaktree Capital Management, L.P.
On May 12, 2026, in connection with the Credit Agreement with Oaktree, the Company also entered into the Oaktree Warrant Issuance Agreement. Pursuant to this agreement, the Company issued to Oaktree, the Tranche A Warrant to purchase up to an aggregate of 230,271 shares of the Company's Common Stock at an exercise price of $4.18 per share. The Tranche A Warrant is exercisable at any time from the issuance date through May 12, 2031. Management estimated the fair value of the Tranche A Warrants to be $663, based on an assessment by an independent third-party appraiser. The fair value was estimated using the Black-Scholes pricing model, which utilized the Company's historical stock price to measure volatility and a holding period of five years based on the time period between the valuation date and the termination date as defined in the Credit Agreement. The fair value of the Tranche A Warrants is presented within Additional Paid-in Capital and the debt discount related to the Term Loan Facility on the Condensed Balance Sheets as of June 30, 2026. There were no warrants exercised as it relates to the Tranche A Warrants during the six months ended June 30, 2026. Pursuant to the Oaktree Warrant Issuance Agreement, the Company will be obligated to issue additional warrants if additional tranches are drawn down under the Term Loan Facility. See Note 13, Long-Term Debt for additional information regarding the Term Loan Facility.

Warrants Issued to RTW Investments
On March 3, 2026, in connection with the Amendment No. 1 to the Purchase and Sale Agreement and the Equity Commitment Agreement with RTW, the Company also entered into the Warrant Issuance Agreement with the RTW investors. Pursuant to this agreement, the Company issued to the RTW Investors the RTW Warrant to purchase up to an aggregate of 375,000 shares of the Company's Common Stock. The RTW Warrant entitles the holders to purchase shares of Common Stock at an exercise price of $4.00 per share. The Warrant is exercisable at any time from the issuance date through March 3, 2029. Management estimated the fair value of the RTW Warrants to be $916, based on an assessment by an independent third-party appraiser. The fair value was estimated using the Black-Scholes pricing model, which utilized the Company's historical stock price to measure volatility and a holding period of three years based on the time period between the valuation date and the termination date as defined in the Warrant Issuance Agreement. The fair value of the RTW Warrants is presented within Additional Paid-in Capital on the Condensed Balance Sheets as of June 30, 2026 and within Interest income and other income, net on the Condensed Statements of Operations and Comprehensive Loss for the six months ended June 30, 2026.
There were no warrants exercised as it relates to the RTW Warrants during the six months ended June 30, 2026.
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
There were no warrants exercised as it relates to the Initial Warrants and the Additional Warrants during the six months ended June 30, 2025.
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
There were no warrants issued or exercised as it relates to the Warrants issued under Securities Purchase Agreements during the six months ended June 30, 2026 and 2025.
As of June 30, 2026, in addition to the remaining New Warrants to purchase 2,200,000 shares of Common Stock with an exercise price of $2.60 per share, the Tranche A Warrants to purchase 230,271 shares with an exercise price of $4.18 per share and the RTW Warrants to purchase 375,000 shares with an exercise price of $4.00 per share described above, there remain outstanding warrants to purchase 160,548 shares of Common Stock at an exercise price of $0.96.
Note 15.    Sale of Future Revenue
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through June 30, 2026 under the Monetization Agreement.
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

The following table shows the activity of the liability related to the sale of future revenue:

	June 30,	December 31,
	2026	2025
Liability related to the sale of future revenue, net at beginning of the period	$63,023	$63,718
Royalties related to the sale of future revenue	(976)	(938)
Amortization of issuance costs	121	243
Liability related to the sale of future revenue, net at end of the period (includes current portion of $1,000 and $1,000, respectively)	$62,168	$63,023
Note 16.     Other Non-Current Liabilities
The Company’s other non-current liabilities at June 30, 2026 and December 31, 2025 consisted of a confidential legal settlement net liability and AROs of $2,080 and $2,065, respectively.
AROs consist of estimated future spending related to removing certain leasehold improvements at the Company’s facilities in Portage, Indiana and Warren, New Jersey, and returning all facilities to their original condition. Depreciation expense related to the ARO assets included in overall depreciation expense for the three and six months ended June 30, 2026 was $8 and $15, respectively. For the three and six months ended June 30, 2025, these expenses totaled $7 and $13 respectively.

Balance at December 31, 2024	$2,039
Additions	—
Accretion	6
Balance at March 31, 2025	2,045
Additions	—
Accretion	7
Balance at June 30, 2025	$2,052

Balance at December 31, 2025	$2,065
Additions	—
Accretion	7
Balance at March 31, 2026	2,072
Additions	—
Accretion	8
Balance at June 30, 2026	$2,080

Note 17.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of Common Stock.
Diluted EPS is adjusted by the effect of dilutive securities, including options and awards under the Company’s equity compensation plans, warrants and ESPP. As a result of the Company’s net loss incurred for the three and six months ended June 30, 2026 and 2025, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations. Therefore, basic and diluted net loss per share are the same for the three and six months ended June 30, 2026 and 2025 as reflected below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(22,864)	$(13,548)	$(30,921)	$(36,478)
Denominator:
Weighted-average number of common shares – basic and diluted	124,994,165	99,326,701	123,808,666	97,422,458
Loss per common share – basic and diluted	$(0.18)	$(0.14)	$(0.25)	$(0.37)

(a)For the three and six months ended June 30, 2026 and 2025, outstanding stock options of 7,844,729 and 7,186,867 to purchase shares of Common Stock, respectively, were anti-dilutive.
(b)For the three and six months ended June 30, 2026 and 2025, outstanding restricted stock units of 3,271,940 and 5,156,701 to purchase shares of Common Stock, respectively, were anti-dilutive.
(c)For the three and six months ended June 30, 2026 and 2025, outstanding warrants of 2,965,819 and 2,910,548 to purchase shares of Common Stock, respectively, were anti-dilutive.
Note 18.    Share-Based Compensation
The Company recognized share-based compensation in its Condensed Statements of Operations and Comprehensive Loss during the three and six months ended June 30, 2026 and 2025 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Manufacture and supply	$66	$128	$135	$228
Research and development	313	408	549	738
Selling, general and administrative	2,516	1,348	4,529	2,505
Total share-based compensation expenses	$2,895	$1,884	$5,213	$3,471

Share-based compensation from:
Restricted stock units	$1,821	$1,407	$3,476	$2,509
Stock options	1,062	468	1,725	953
Employee stock purchase plan (ESPP)	12	9	12	9
Total share-based compensation expenses	$2,895	$1,884	$5,213	$3,471
Share-Based Compensation Equity Awards
The following tables provide information about the Company’s restricted stock unit and stock option activity during the six month period ended June 30, 2026:
Restricted Stock Units
The following tables summarize the Company’s awards of service-based and market conditions vesting-based restricted stock units for the six month period ended June 30, 2026:

Restricted Stock Unit Awards (RSUs) - Service-based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2025	2,684	$3.24
Granted	1,418	$4.28
Vested	(1,367)	$2.63
Forfeited	(26)	$4.12
Unvested as of June 30, 2026	2,709	$4.08
Expected to vest as of June 30, 2026	2,504	$4.09
As of June 30, 2026, $7,835 of total unrecognized compensation expenses related to unvested service-based restricted stock units are expected to be recognized over a remaining weighted average period of 2.06 years. The service-based restricted stock units granted to employees are subject to a three-year graduated vesting schedule and are not subject to performance-based criteria other than continued employment.

Restricted Stock Unit Awards (RSUs) - Market conditions vesting-based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2025	1,728	$2.55
Granted (a)	541	2.40
Vested	(1,706)	2.28
Forfeited	—	—
Unvested as of June 30, 2026	563	$2.82
Expected to vest as of June 30, 2026	517	$2.82
(a) The 2023 market conditions vesting-based restricted stock units vested at 150% in May 2026. These additional units were granted during the three months ended June 30, 2026.
As of June 30, 2026, $819 of unrecognized compensation expense related to unvested market condition vesting- based restricted stock units are expected to be recognized over a remaining weighted average period of 1.68 years.
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
The 2025 market conditions vesting-based restricted stock units were measured over a three-year performance period. The performance period is split into two pricing periods. The first pricing period commences on the grant date and ends on the calendar day immediately preceding the second anniversary of the grant date. The second pricing period commences on the second anniversary of the grant date and ends on the third anniversary of the grant date, The performance price for the first pricing period is calculated based on the 30-day average price observed for the last 30 days of the first pricing period. The performance price for the second pricing period is calculated based on the highest 30-day average for any 30-day period throughout the second pricing period. To the extent the Performance Price is less than $6.00, the Vesting Percentage will be zero. To the extent the Performance Price is $6.00, the Vesting Percentage will be 50%. To the extent the Performance Price is $6.01 or greater, but less than $7.00, the Vesting Percentage will be a prorated amount between 50.01% and 99.99%, based on straight-line interpolation. To the extent the Performance Price is $7.00, the Vesting Percentage will be 100%. To the extent the Performance Price is $7.01 or greater, but less than $8.00, the Vesting Percentage will be a prorated amount between 100.01% and 149.99%, based on straight-line interpolation. To the extent the Performance Price is $8.00 or greater, the Vesting Percentage will be 150%. In no event will the Vesting Percentage exceed 150%.

The Company’s estimates of the fair value of the 2025 market conditions vesting-based awards at their grant or valuation dates were based on a Monte Carlo simulation and considered various variables and the following assumptions:

Expected dividend yield	0%
Expected volatility	91.5%
Risk-free interest rate	3.9%
Stock price at grant date	$2.65

Stock Option Awards:	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding as of December 31, 2025	6,558	$5.59
Granted	1,324	4.21
Exercised	(36)	0.76
Forfeited/Expired	(1)	3.84
Outstanding as of June 30, 2026	7,845	$5.38
Expected to vest as of June 30, 2026	7,696	$5.40
Exercisable as of June 30, 2026	5,806	$5.83
The fair values of stock options granted were estimated using the Black-Scholes pricing model based on the following assumptions:

	Six Months Ended June 30, 2026
Expected dividend yield	—%	—	—%
Expected volatility	96%	—	98%
Expected term (years)	5.5	—	6.1
Risk-free interest rate	3.8%	—	4.4%
The weighted average grant date fair value of stock options granted during the six months ended June 30, 2026 was $3.34. During the six months ended June 30, 2026, stock options were granted with a weighted average exercise price of $4.21.
As of June 30, 2026, $5,404 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a remaining weighted average period of 1.94 years.
2022 Inducement Equity Incentive Plan (number of units in thousands)
In accordance with Nasdaq Listing Rule 5635(c)(4), the Company adopted the 2022 Equity Inducement Plan approved by the Compensation Committee of the Board of Directors of the Company effective as of July 29, 2022. There were 175 service-based awards and 125 options granted under this Plan during the six months ended June 30, 2026. The options and service-based awards granted under this Plan are included in the tables above. As of June 30, 2026, 600 shares remained available for grant under this Plan.
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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three and six months ended June 30, 2026, the effective income tax rate was 0%, and the Company recorded no income tax expense from its pretax losses of $22,864 and $30,921, respectively. For the three and six months ended June 30, 2025, the effective income tax rate was 0%, and the Company recorded no income tax expense from its pretax losses of $13,548 and $36,478, respectively.
The primary factors impacting the effective tax rate for the three and six months ended June 30, 2026 is the anticipated full year pre-tax book loss and a full valuation allowance against any associated net deferred tax assets.

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
These changes were reflected in the income tax provision for the three and six months ended June 30, 2026. As the result of the Company maintaining a full valuation allowance against its U.S. federal and state deferred tax assets, the changes introduced by this legislation did not result in a material impact to the Company’s income tax provision or deferred tax balances for the current reporting period. The Company will continue to monitor the potential future impacts of the legislation, including any changes to its valuation allowance assessment, as further guidance becomes available and as facts and circumstances evolve.
Note 20.    Contingencies
From time to time, the Company has been and may again become involved in legal proceedings arising in the course of its business, including product liability, intellectual property, securities, civil tort, and commercial litigation, and environmental or other regulatory matters.
California Litigation
Neurelis, Inc. v. Aquestive Therapeutics, Inc.
On December 5, 2019, Neurelis, Inc. ("Neurelis") filed a civil tort lawsuit against the Company in the Superior Court of California, County of San Diego. In December 2025, the parties reached a mutual out-of-court settlement agreement resolving all claims related to the matter, the terms of which settlement agreement are confidential. In the settlement agreement, the Company did not concede liability and settled the matter for business reasons. The Company does not consider this settlement material to its financial condition. The settlement of the matter was recorded within Selling, general, and administrative expenses on the Company's Statements of Operations and Comprehensive Loss for the year ended December 31, 2025. The current liability was recorded within Accounts payable and the non-current liability was recorded within Other non-current liabilities on the Company's Balance Sheets as of June 30, 2026 and December 31, 2025. On April 3, 2026 the court signed the Order dismissing the case with prejudice.
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
Subsequently, on February 3, 2026, Congress adopted and the President signed into law legislation that amended the Orphan Drug Act to provide that ODE applies only to the extent a subsequent applicant seeks approval for the same approved use or indication within the designated rare disease or condition to which the ODE applies. As applied, this legislation would confirm the FDA's long-standing interpretation of the Orphan Drug Act and its authority to approve another sponsor’s orphan drug for a different use or indication than that of an approved drug with ODE, such as the FDA's prior approval of Libervant for ARS patients aged between two and five years. On February 16, 2026, the Company filed a motion with the DC Appellate Court requesting that the DC Appellate Court order all parties to submit simultaneous briefs regarding appropriate next steps regarding this legislation and its intended application to this case, including the possibility of a summary disposition of the matter by the DC Appellate Court. The parties are submitting briefs to the DC Appellate Court and a decision is expected later this year. The Company is not able to determine or predict the ultimate outcome of these proceedings or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter or whether the FDA will grant U.S. market access to Libervant for ARS patients aged between two and five years in advance of the ODE Expiration.
Suboxone Product Liability Litigation
The Company was named as a defendant in a multitude of product liability lawsuits, along with Indivior and several other named defendants, in which the individual plaintiffs in those cases allege that their use of Suboxone® sublingual film, a prescription drug product for opioid use disorder, caused them dental injuries. On February 2, 2024, this litigation became a MDL consolidated in the U.S District Court for the Northern District of Ohio. One case alleging the same allegations as contained in the MDL has been filed in a state court in the State of New Jersey. The parties to the MDL have agreed to a tolling of unfiled claimants in several states. Contractual indemnification obligation of Indivior remains in effect, and Indivior continues to assume defense costs associated with these matters. The Company's motion to dismiss the MDL matter was granted as to all claims against Aquestive by plaintiffs except design defect claims and claims for punitive damages. Discovery is ongoing and no trial date has been set in the MDL matter. The Company is not able to determine or predict the ultimate outcome of this litigation or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
The Company was named as a defendant in three proposed class action lawsuits filed in Canada, along with Indivior and several other named defendants, in which the individual plaintiffs in those cases allege that their use of Suboxone® products caused them dental injuries. Two of these cases have been filed in British Columbia and the third case has been filed in Quebec and is proceeding towards an authorization hearing, the date of which has not yet been set. Pre-discovery and case management proceedings are underway and no trial date has yet been set. The Company is not able to determine or predict the ultimate outcome of this litigation or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this litigation.
Federal Securities Class Action

On March 5, 2026, a putative securities class action lawsuit was filed against the Company and Daniel Barber in the United States District Court for the District of New Jersey, captioned Modica v. Aquestive Therapeutics, Inc. and Daniel Barber. The complaint purports to seek relief on behalf of a class of investors who purchased or otherwise acquired the Company’s publicly traded securities between June 16, 2025 and January 8, 2026, and asserts violations of Section 10(b) of the Exchange Act against all defendants and Section 20(a) of the Exchange Act against the individual defendant. The complaint alleges, among other things, that during the proposed class period, defendants made misstatements and/or failed to disclose certain facts regarding the NDA for Anaphylm. The complaint seeks various forms of relief, including monetary damages in an unspecified amount. The lead plaintiff selection process is pending with the court. Following selection of the lead plaintiff the Company anticipates filing a motion to dismiss. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
Shareholder Derivative Litigation

On April 15, 2026, a shareholder derivative lawsuit was filed by a purported shareholder on behalf of the Company against certain individual directors and officers of the Company, naming the Company as a nominal defendant, in the United States District Court for the District of New Jersey, captioned Wilson v. Brown, et al. The complaint asserts claims for violation of Section 14(a) of the Exchange Act against the director defendants, and breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and waste of corporate assets against all individual defendants. The complaint alleges, among other things, that the individual defendants failed to exercise adequate oversight of, and misrepresented and/or failed to disclose certain facts regarding the NDA for Anaphylm. The derivative action has been designated as related to the securities class action described above. The complaint seeks various forms of relief, including monetary damages in an unspecified amount and corporate governance reforms. This case has been stayed, pending a ruling on that anticipated motion to dismiss the securities class action. The Company is not able to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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
These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of our product candidate Anaphylm™ (dibutepinephrine) sublingual film through clinical development and approval by the FDA, including our ability to address the concerns raised by the FDA in the Complete Response Letter (CRL) dated January 30, 2026 and Type A meeting with the FDA on March 26, 2026, and for the FDA to approve Anaphylm or whether the FDA may request further information from us, disagree with our protocols, study designs, or findings or otherwise undertake a lengthy review of our resubmission, and challenges regarding the following commercial launch of Anaphylm, if approved by the FDA; the advancement and related timing of potential international regulatory filings and marketing authorization of Anaphylm outside of the U.S.; Anaphylm’s potential to be the first and only non-invasive orally delivered epinephrine product and to be accepted as an alternative to existing standards of care, if approved by the FDA; the expected growth of the U.S. epinephrine market including in value and the opportunity such growth presents to the Company should Anaphylm be approved by the FDA; the advancement, growth and related timing of our AdrenaVerse™ pipeline epinephrine prodrug product candidates, including AQST-108 (epinephrine) topical gel, through clinical development and FDA regulatory approval process, including design and timing of clinical studies including those necessary to support the indication of alopecia areata and atopic dermatitis for AQST-108 or other possible indications; the potential sale or outlicensing of Anaphylm, Libervant or other product candidates; anticipated timelines, milestones, and guidance relating to regulatory submissions, clinical studies, regulatory interactions, and potential approvals, which are subject to change based on regulatory feedback, protocol alignment, data sufficiency, and other factors outside the Company’s control; the approval for U.S. market access of Libervant and overcoming the orphan drug market exclusivity of an FDA approved nasal spray product of another company extending to January 2027; the commercial opportunity of Libervant, Anaphylm, AQST-108 and our other product candidates, should these product candidates be approved by the FDA; the focus on continuing to manufacture Suboxone®, Emylif®, Sympazan®, Ondif® and other licensed products; the potential benefits our products and product candidates could bring to patients; the achievement of clinical and commercial milestones, product orders and fulfillment; our cash requirements, cash funding and cash burn; short-term and longer term liquidity and the ability to fund our business operations; our growth and future financial and operating results and financial position, including with respect to our 2026 financial outlook; and business strategies, market opportunities, and other statements that are not historical facts.
These forward-looking statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with our development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials and plans, including those relating to Anaphylm, AQST-108, and our other product candidates; risks related to our existing indebtedness and potential future obligations under our Credit Agreement, including the risk that, should Anaphylm receive FDA approval, our indebtedness will increase substantially, and there is no assurance that revenues from the commercialization of Anaphylm will be sufficient to service or repay such obligations; and that, if Anaphylm does not receive FDA approval, we will be required to maintain larger cash reserves to fund ongoing operations and will not be able to deploy those funds for other purposes; risks that restrictive covenants contained in our Credit Agreement could limit our operational flexibility, including restrict our ability to incur additional indebtedness or make investments, and impair our ability to raise additional capital when needed; risk of delays in advancement of the regulatory approval process through the FDA of our product candidates, including the filing of the respective NDAs, for Anaphylm, AQST-108, Libervant and other product candidates, or failure to receive FDA approval at all of any for these product candidates; risk of FDA inspections of manufacturing and clinical study sites for any of our product candidates, including Anaphylm; risk of government shutdowns or actions to reduce government workforces on the ability of the FDA to act on the approval of our product candidates, including Anaphylm and Libervant; risk of the Company’s ability to generate sufficient clinical and other human factor data, including with respect to our submission of pharmacokinetics and pharmacodynamics (PK/PD) comparability data for FDA approval of Anaphylm; risks associated with our ability to address the FDA’s comments on and identified deficiencies in our NDA for Anaphylm, including the concerns raised by the FDA in the CRL and Type A Meeting; risks associated with the success of any competing products, including generics; risks and uncertainties inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); risk of development of a sales and marketing capability for commercialization of our product candidates, including Anaphylm, if approved by the FDA; risks associated with the potential impact on the value of the Company of the sale or outlicensing of our product and product candidates, including Libervant and Anaphylm and other product candidates; risk of insufficient capital and cash resources, including insufficient access to available debt and equity financing, including under our ATM facility and the RTW Funding Agreement, and revenues from operations, to satisfy all of our short-term and longer-term liquidity and cash requirements to support our growth strategy, and other cash needs, at the times and in the amounts needed, and to fund future clinical development and commercial activities for our product candidates, including Anaphylm, AQST-108 and Libervant should these product candidates be approved by the FDA; risk of the impact of our obligations under the Company's Purchase Agreement and the Royalty Rights Agreement with third parties, each of which agreements requires the Company to make payments to each counterparty thereof, respectively, of a portion of our revenues, on our ability to contribute to the funding of our operations and the payment of interest on our debt; risk that our manufacturing capabilities will be insufficient to support demand of our product candidates in the U.S. and abroad, including Anaphylm, if such product candidates should be approved by the FDA and other regulatory authorities, and our licensed products in the U.S. and abroad; risk of eroding market share for Suboxone® as a sunsetting product, which accounts for a substantial part of our current operating revenue; risk of default of our debt instruments; risks related to the outsourcing of certain sales, marketing and other operational and staff functions to third parties; risk of the rate and degree of market acceptance in the U.S. and abroad of Anaphylm, AQST-108, Libervant and our other product candidates, should these product candidates be approved by the FDA and other regulatory authorities, and for our licensed products in the U.S. and abroad; risk associated with the size and growth of our product markets; risk associated with our compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to our products; risk that our patent applications for our product candidates, including for Anaphylm, will not be timely issued, or issued at all, by the United States Patent and Trademark Office (PTO) or, if issued, will be sufficient to provide long-term commercial success of these product candidates; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business, including relating to our products and product candidates and product pricing, reimbursement or access therefor; risk of loss of significant customers; risks related to claims and legal proceedings against us including patent infringement, securities, business torts, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; risks related to any disruptions in our information technology networks and systems, including the impact of cybersecurity attacks; risk of increased cybersecurity attacks and data accessibility disruptions due to remote working arrangements; risk of adverse developments affecting the financial services industry; risks related to inflation and changing interest rates; risks related to the impact of pandemic diseases on our business; risks and uncertainties related to general economic, political (including the Ukraine, Israel and Iran wars and other acts of war and terrorism), business, industry, regulatory, financial and market conditions and other unusual items; risks related to uncertainty about presidential administration initiatives and their impact on our business, including imposition of government tariffs and other trade restrictions; and other uncertainties affecting the Company including those described in the "Risk Factors" section and in other sections included in this Quarterly Report on Form 10-Q. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in the risk factors of the Company’s 2025 Annual Report on Form 10‑K and our other Quarterly Reports on Form 10‑Q and in our Current Reports on Form 8-K and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update forward-looking statements, or outlook or guidance after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, except as may be required by applicable law. Readers should not rely on the forward-looking statements included in this Quarterly Report on Form 10-Q as representing our views as of any date after the date of the filing of this Quarterly Report on Form 10‑Q.
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Aquestive,” the "Company,” “we,” “us,” and “our” refer to Aquestive Therapeutics, Inc.
Overview
Aquestive is a pharmaceutical company advancing medicines to bring meaningful improvement to patients' lives through innovative science and delivery technologies. The worldwide leader in delivering trusted, quality medications on oral film, Aquestive operates as both a developer of its own proprietary products and a Contract Development and Manufacturing Organization (CDMO) for licensees, with its headquarters in New Jersey and U.S.-based manufacturing facilities in Indiana. The Company is the exclusive manufacturer of four commercialized products marketed by its licensees across six continents using proprietary, best-in-class technologies like PharmFilm®. Aquestive's AdrenaVerse™ platform contains a library of more than 20 epinephrine prodrugs enabling the pursuit of various potential allergy and dermatological indications. The Company is advancing Anaphylm™ (dibutepinephrine) sublingual film for the treatment of severe allergic reactions, including anaphylaxis, and AQST-108 (epinephrine) topical gel for various potential dermatological conditions.
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
Complex Molecule Portfolio
We have developed a proprietary pipeline of complex molecule-based product candidates as alternatives to invasively administered standard of care therapeutics addressing large market opportunities. The active programs in our complex molecule pipeline portfolio are:
•Anaphylm™ (dibutepinephrine) sublingual film – the first and only non-invasive, orally delivered epinephrine prodrug product candidate in development that has shown clinical results comparable to auto-injectors (such as EpiPen® and Auvi-Q®) for the emergency treatment of allergic reactions, including anaphylaxis. Epinephrine is the standard of care in the treatment of anaphylaxis and is typically administered via intramuscular injection, including manual auto-injectors such as EpiPen and Auvi-Q, which require patients or their caregivers to inject epinephrine into the patient’s thigh during an emergency allergic reaction. As a result of this route of administration, many patients and their caregivers are reluctant to use injectable products. In August 2024, a nasal spray device was approved by the FDA for the treatment of severe allergic reactions, including anaphylaxis. However, Anaphylm would, if approved by the FDA, allow a patient to simply place a dissolvable strip, approximately the size and weight of a postage stamp, under the tongue, providing an appropriate medication where it is needed and when it is needed.
Recent Regulatory Updates
We completed the Anaphylm NDA submission to the FDA in the first quarter of 2025. On June 13, 2025, the NDA submission was accepted by the FDA and a PDUFA target action date of January 31, 2026 was assigned. The Company was informed in September 2025 that the FDA would not hold an Advisory Committee meeting regarding the approval of Anaphylm.
On January 30, 2026, the Company received a CRL that focused on administration and labeling guidance. Clinical trial results submitted as part of the NDA regarding comparability to approved auto-injectors (such as EpiPen and Auvi-Q), such as bracketing, repeat dose, and sustainability, were not questioned in the CRL. In addition, there were also no CMC issues noted in the CRL. The FDA cited deficiencies in the Anaphylm human factors (HF) validation study. These included instances of difficulty opening the pouch, torn film during pouch opening, incorrect placement the film during administration, chewing the film, and/or removal of the film after administration. If unaddressed, the FDA believes these issues could cause significant safety issues in the setting of anaphylaxis. To resolve the FDA’s concerns, the Company modified the pouch opening, instructions for use, pouch and carton labeling, and conducted a new HF validation study with these modifications and a pharmacodynamic (PK) study requested by the FDA to test the affect of these modifications.
On August 10, 2026, the Company announced results from its recent HF validation study and PK study for Anaphylm. The new HF study evaluated a revised packaging design, incorporating modifications to the pouch opening, instructions for use, and pouch and carton labeling intended to address previously identified issues. The new HF study shows significant improvement across each deficiency identified by the FDA. The median time to open a pouch decreased from 17 seconds in the previous study to 3 seconds. The number of participants who had difficulty opening the pouch decreased from 26 (out of 166) to 1 (out of 105). The number of participants who incorrectly administered the film in the mouth decreased from 20 (out of 166) to 2 (out of 105). In the latest HF study, no participants were observed chewing the film or removing the film. In addition, using the revised packaging and revised instructions for use, the Company conducted a single PK study in healthy volunteers comparing self-administration to clinician-administered as well as manual IM administration. No administration errors were observed in the self-administration arm of the PK study. In a separate PK arm evaluating purposely misplaced (top‑of‑tongue) administration requested by the FDA, geometric mean Cmax was lower and Tmax longer than with correct sublingual placement, as expected, though the observed pharmacodynamic response was comparable to or of greater magnitude than that observed with injectable epinephrine. No serious adverse events, serious events, or events leading to study drug discontinuation were reported in the PK study.The Company will include the HF and clinical PK data in its planned resubmission of the Anaphylm New Drug Application to the FDA, which the Company is expecting to complete in the third quarter of 2026. The Company plans to request accelerated review of the resubmission, though no expedited review can be guaranteed.

The Company is concurrently pursuing regulatory strategies outside the United States. Based on feedback from regulatory agencies, the Company expects to submit regulatory applications in Canada, the EU and United Kingdom by utilizing its existing clinical data. The Company expects to file its New Drug Submission in Canada in 2026 and the EU in 2027. The Company believes that these markets represent important opportunities to potentially expand access to the Company's non-invasive epinephrine therapy globally.

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
In the fourth quarter of 2023, we received comments from the FDA on the protocol for our pivotal clinical study for Anaphylm, which comments indicated that our proposed endpoints, sample size, and statistical analysis for the proposed pivotal clinical study were reasonable and provided clarity on PK sustainability with repeat-dose requirements. We incorporated the FDA’s feedback into the pivotal clinical study design, which study commenced in the fourth quarter of 2023.
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
The Company recently completed its second phase 1 clinical trial, which was designed to further characterize the safety, tolerability, and pharmacologic profile of the topical epinephrine prodrug gel. There were no drug related adverse events observed in the study and the data did not indicate signs of systemic absorption. In addition, Aquestive identified a biomarker signal through the suppression of the cytokine Thymic Stromal Lymphopoietin (TSLP) when compared to placebo. The TSLP signaling pathway involves the activation of Janus Kinase (JAK) 1 and JAK2. This signal will be explored further in upcoming studies. AQST-108 is believed to have potential immunomodulatory effects, including downregulation of certain chemoattractants and inflammatory mediators, while stabilizing mast cells. We continue to believe AQST-108 has potential application across a variety of dermatologic inflammatory indications, including atopic dermatitis. We plan to conduct additional pre-clinical and clinical studies for AQST-108 in the second half of 2026 through the first half of 2027.

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
Prior to the FDA approval of Libervant for ARS patients between two to five years, the FDA granted tentative approval in August 2022 for Libervant for the same indication in patients with epilepsy 12 years of age and older, finding that Libervant had met all required quality, safety, and efficacy standards for approval. However, due to the existing FDA regulatory grant of ODE for Valtoco for use in ARS patients 6 years of age and older, the FDA determined that Libervant was not yet eligible for marketing in the United States for this patient population of 12 years of age and older. We filed for FDA approval for use of Libervant for these ARS patients aged between 6 and 11 years in Q2 2026. However, as a result of the ODE granted by the FDA to Valtoco and the District Court's ruling, the FDA cannot give final approval for U.S. market access for Libervant for any age group until the expiration of the ODE or a determination by the FDA of inapplicability of the ODE for Libervant, unless the District Court's ruling vacating the FDA approval of Libervant for ARS patients aged between two and five years is overturned on appeal. In the event that the District Court's ruling is reversed without further right of appeal, and the tentative approval of Libervant for ARS patients aged between two and five is converted to a final approval by the FDA, the Company would only be able to market Libervant for ARS patients aged between two and five years and would continue to be restricted from market access of Libervant for older ARS patients until the expiration of the ODE for Valtoco. However, overcoming the orphan drug marketing exclusivity determination is difficult to establish, with limited precedent, and there can be no assurance that the FDA will agree with our position seeking to overcome such market exclusivity and approve Libervant for U.S. market access for any age group earlier than January 2027, the scheduled date for expiration of ODE for Valtoco. See “Licensed Commercial Products, Product Candidates and Other Products – Libervant” for a discussion of the licensing arrangement for Libervant.
Licensed Commercial Products, Product Candidates and Other Products
Our portfolio also includes other products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the six months ended June 30, 2026 and 2025, our licensed product portfolio generated $28,265 and $18,723 in revenue to Aquestive, respectively. Those products include:
•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone was launched by our licensee, Indivior, in 2010. Suboxone is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone and have produced over 3.0 billion doses of Suboxone since its launch in 2010. As of June 30, 2026, Suboxone branded products retain approximately 24% film market share as generic film-based products have penetrated this market.
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
Loss on Extinguishment
On May 12, 2026, we issued the Term Loan Facility and used the proceeds from the issuance to repay the outstanding principal balance under the 13.5% Notes of $45,000, and $2,000 exit fee. We also incurred a prepayment penalty of $3,825 and other transaction expenses. We recognized a loss on extinguishment of debt of $11,683 on the Condensed Statements of

Operations and Comprehensive Loss for the three and six months ended June 30, 2026. The loss represents the difference between the carrying value of the 13.5% Notes as of May 12, 2026 and the total payoff amount of the 13.5% Notes.
Interest Expense
Interest expense consists of interest costs on the outstanding balances of the Term Loan Facility at a floating rate equal to three-month SOFR, subject to a floor of 2.75%, plus an applicable margin of 6.25%, payable quarterly and interest costs on the outstanding balances of our 13.5% Notes prior to redemption at a fixed rate of 13.5%, payable quarterly, amortization of the discount associated with the long-term portion of the legal settlement, annual agency fee related to the Term Loan Facility, as well as amortization of issuance costs and debt discounts for the Term Loan Facility and the 13.5% Notes. The issuance of the Term Loan Facility and the repayment of the 13.5% Notes are discussed in Note 13, Long-Term Debt, to our Condensed Financial Statements. See Liquidity and Capital Resources below for further detail on the Term Loan Facility.
Interest Expense related to Royalty Obligations
In connection with the issuance of the 13.5% Notes, we entered into the Royalty Rights Agreements with each of the Note Holders granting the Note Holders a tiered royalty between 1.0% and 2.0% of annual worldwide net sales of Anaphylm (dibutepinephrine) sublingual film for a period of eight years from the first sale of Anaphylm on a global basis. The Note Holders are also entitled to a tiered royalty between 1.0% to 2.0% of annual worldwide net sales of Libervant until the earlier of (1) the first sale of Anaphylm and (2) eight years from the first sale of Libervant. These royalty agreements are classified as debt, and the value of the $45,000 13.5% Notes has been allocated between debt and the Royalty Obligations based on their relative fair market values. The excess of future estimated royalty payments over the allocated fair value is recognized as a discount related to the Royalty Right Agreements and is amortized as interest expense using the effective interest method. The Royalty Rights Agreements are discussed in Note 13, Long-Term Debt to our Condensed Financial Statements.
Interest Expense related to the Sale of Future Revenue
On November 3, 2020, we entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, we sold to Marathon all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through June 30, 2026 under the Monetization Agreement.
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
Interest Income and other income, net
Interest income and other income, net consists of earnings derived from interest-bearing accounts, money market Treasury mutual funds, and other miscellaneous income and expense items including expenses associated with the issuance of the RTW Warrants. These interest-bearing accounts have no minimum amounts to be maintained in the accounts for which interest and dividends are earned.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenues:
The following table sets forth our revenue data for the periods indicated.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except %)	2026	2025	$	%	2026	2025	$	%
Manufacture and supply revenue	$11,911	$9,583	$2,328	24%	$20,704	$16,776	$3,928	23%
License and royalty revenue	1,326	839	487	58%	6,721	1,629	5,092	313%
Co-development and research fees	582	378	204	54%	840	796	44	6%
Proprietary product revenue, net	—	(797)	797	N/M	—	(478)	478	N/M
Total revenues	$13,819	$10,003	$3,816	38%	$28,265	$18,723	$9,542	51%
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
For the three months ended June 30, 2026, total revenues increased 38%, or $3,816, compared to the same period in the prior year primarily due to increases in manufacture and supply revenue, license and royalty revenue, and proprietary product revenue, net.
Manufacture and supply revenue increased approximately 24%, or $2,328, for the three months ended June 30, 2026 compared to the same period in the prior year. This increase was primarily due to higher Suboxone revenues of approximately $4,600, partially offset by lower Ondif revenues of approximately $2,200.
License and royalty revenue increased 58%, or $487, for the three months ended June 30, 2026 compared to the same period in the prior year. This increase was primarily due to the recognition of royalty revenue from Zevra.
Co-development and research fees increased 54%, or $204, for the three months ended June 30, 2026 compared to the same period in the prior year. This increase was driven by the timing of the achievement of research and co-development performance obligations which are expected to fluctuate among reporting periods.
Proprietary product revenue, net increased by $797 for the three months ended June 30, 2026 compared to the same period in the prior year. This increase was primarily due to the change in the estimated returns allowance provision in the prior year period due to the withdrawal of the product as U.S. market access ended in April 2025.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
For the six months ended June 30, 2026, total revenues increased 51%, or $9,542, compared to the same period in the prior year primarily due to increases in manufacture and supply revenue, license and royalty revenue, and proprietary product revenue, net.
Manufacture and supply revenue increased approximately 23%, or $3,928, for the six months ended June 30, 2026 compared to the same period in the prior year. This increase was primarily due to higher Suboxone revenues of approximately $7,200, partially offset by lower Ondif revenues of approximately $3,700.
License and royalty revenue increased 313%, or $5,092, for the six months ended June 30, 2026 compared to the same period in the prior year. This increase was primarily due to the recognition of royalty revenue from Zevra.
Co-development and research fees for the six months ended June 30, 2026 increased 6%, or $44 compared to the same period in the prior year. This increase was driven by the timing of the achievement of research and co-development performance obligations which are expected to fluctuate among reporting periods.
Proprietary product revenue, net increased by $478 for the six months ended June 30, 2026 compared to the same period in the prior year. This increase was primarily due to the change in the estimated returns allowance provision in the prior year period due to the withdrawal of the product as U.S. market access ended in April 2025.

Expenses, Interest Income and Other Income:

The following table sets forth our expenses and income for the periods indicated.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except %)	2026	2025	$	%	2026	2025	$	%
Manufacture and supply	$4,017	$4,561	$(544)	(12%)	$7,486	$8,213	$(727)	(9%)
Research and development	3,962	4,105	(143)	(3)%	8,166	9,466	(1,300)	(14)%
Selling, general and administrative	14,063	12,705	1,358	11%	25,040	31,777	(6,737)	(21)%
Loss on extinguishment of debt	11,683	—	11,683	N/M	11,683	—	11,683	N/M
Interest expense	2,807	2,781	26	1%	5,710	5,563	147	3%
Interest expense related to royalty obligations	972	1,434	(462)	(32)%	1,945	2,871	(926)	(32)%
Interest expense related to the sale of future revenue	61	61	—	—%	121	120	1	1%
Interest income and other income, net	(882)	(2,096)	1,214	(58)%	(965)	(2,809)	1,844	(66)%
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Manufacture and supply costs and expenses decreased 12%, or $544, for the three months ended June 30, 2026 compared to the same period in the prior year. The decrease in manufacture and supply costs was due to changes in product mix.
Research and development expenses decreased 3% or $143 for the three months ended June 30, 2026 compared to the same period in the prior year. The decrease in R&D expenses is primarily due to lower development and manufacturing costs associated with the Anaphylm program, partially offset by increases in preclinical costs associated with AQST-108.
The tables below provide a breakdown of the major costs included in total R&D expenses and project costs by type of expense for each of the main clinical development projects in which we are engaged for each period presented:

	Three Months Ended June 30,		Change
(In thousands)	2026	2025	$	%
Clinical Trials	$1,069	$1,002	$67	7%
Development and Manufacturing	(124)	85	(209)	N/M
Product Research Expenses	262	307	(45)	(15%)
Total Project Expenses	1,207	1,394	(187)	(13)%
Preclinical	272	95	177	186%
R&D personnel costs	1,868	1,810	58	3%
Consulting and outside services	77	61	16	26%
Share-based compensation	313	408	(95)	(23%)
Depreciation/amortization	14	16	(2)	(13%)
All other R&D	211	321	(110)	(34%)
Total	$3,962	$4,105	$(143)	(3%)

The details of the project expenses are as follows:

	Three Months Ended June 30,
	2026	2025		2026	2025		2026	2025
	Total		% inc / dec	Anaphylm		% inc / dec	AQST-108		% inc / dec
Clinical Trials	$1,069	$1,002	7%	$917	$822	12%	$152	$180	(16)%
Development and Manufacturing	(124)	85	N/M	(124)	75	N/M	—	10	(100)%
Product Research Expenses	262	307	(15%)	262	307	(15%)	—	—	N/M
Total Project Expenses	$1,207	$1,394	(13%)	$1,055	$1,204	(12%)	$152	$190	(20)%
Total project expenses for Anaphylm decreased 12%, or $149 over the comparable period in 2025. Anaphylm development and manufacturing expenses decreased by $199, partially offset by increases in clinical trial costs of $95. Total project expenses for AQST-108 decreased $38, over the comparable period in 2025. AQST-108 clinical trial expenses decreased $28 over the comparable period in 2025.
Selling, general and administrative expenses increased 11%, or $1,358 for the three months ended June 30, 2026 as compared to the same period in the prior year. The increase primarily represents higher legal fees of approximately $2,100, higher severance costs of approximately $1,400 which includes acceleration of share-based compensation, higher personnel costs of approximately $900, and higher share-based compensation expenses of approximately $300 as well as other expenses, partially offset by lower commercial spending of approximately $2,600, lower regulatory and licensing fees of approximately $1,000 related to the regulatory fee for Libervant, and lower regulatory expenses related to Anaphylm of approximately $240.
During the three months ended June 30, 2026, we recognized a loss on extinguishment of debt of $11,683 resulting from the repayment of $45,000 for the outstanding 13.5% Notes, which also included a prepayment penalty of $3,825, exit fee of $2,000, and other transaction fees. There was no loss on extinguishment of debt in the comparable period in 2025.
Interest expense was $2,807 and $2,781 for the three months ended June 30, 2026 and 2025, respectively. These amounts represent interest incurred on the Term Loan Facility, the 13.5% Notes prior to redemption, amortization of the debt and legal settlement discounts and capitalized debt issuance costs.
Interest expense related to amortization of the discount on the royalty obligations was $972 and $1,434 for the three months ended June 30, 2026 and 2025, respectively. These amounts are due to the accounting associated with the royalty obligations as part of the 13.5% Notes issuance. The decrease from the comparable period is due to a lower effective interest rate as a result from the update to the probability-weighted cash flows for future sales as of December 31, 2025.
Interest expense related to the sale of future revenue was $61 for the three months ended June 30, 2026 and 2025, and represents amortization of the issuance costs. These amounts are due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and do not represent or imply a monetary obligation or cash outflow at any time during the life of the transaction. In June 2023, Sunovion announced that it had voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets. Therefore, the Company likely will not receive any of the additional contingent payments under the Monetization Agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022. See Note 15, Sale of Future Revenue to our Condensed Financial Statements for details.
Interest income and other income, net decreased 58%, or $1,214 for the three months ended June 30, 2026 as compared to the same period in the prior year. The decrease from the comparable period is primarily due to the ERTC credit received in April 2025.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Manufacture and supply costs and expenses decreased 9% or $727 for the six months ended June 30, 2026 compared to the same period in the prior year. The decrease was largely due to changes in product mix.
R&D expenses decreased 14% or $1,300 for the six months ended June 30, 2026 compared to the same period in the prior year. The decrease in R&D expenses is primarily due to a decrease in clinical trial costs and product research expenses associated with the Anaphylm program, and decreases in share-based compensation, partially offset by increases in personnel costs and increases in clinical trial costs associated with AQST-108. The tables below provide a breakdown of the major costs included in total R&D expenses and project costs by type of expense for each of the main clinical development projects in which we are engaged for each period presented:

	Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%
Clinical Trials	$2,294	$3,103	$(809)	(26)%
Development and Manufacturing	19	101	(82)	(81%)
Product Research Expenses	537	873	(336)	(38%)
Total Project Expenses	2,850	4,077	(1,227)	(30)%
Preclinical	387	351	36	10%
R&D personnel costs	3,874	3,612	262	7%
Consulting and outside services	100	137	(37)	(27%)
Share-based compensation	549	738	(189)	(26%)
Depreciation/amortization	28	31	(3)	(10%)
All other R&D	378	520	(142)	(27%)
Total	$8,166	$9,466	$(1,300)	(14%)

The details of the project expenses are as follows:

	Six Months Ended June 30,
	2026	2025		2026	2025		2026	2025
	Total		% inc / dec	Anaphylm		% inc / dec	AQST-108		% inc / dec
Clinical Trials	$2,294	$3,103	(26%)	$1,588	$2,744	(42)%	$706	$359	97%
Development and Manufacturing	19	101	(81%)	15	75	(80%)	4	26	(85)%
Product Research Expenses	537	873	(38%)	537	873	(38%)	—	—	N/M
Total Project Expenses	$2,850	$4,077	(30%)	$2,140	$3,692	(42%)	$710	$385	84%
Total project expenses for Anaphylm decreased 42%, or $1,552 over the comparable period in 2025. Anaphylm clinical trial expenses and product research expenses decreased $1,156 and $336 respectively over the comparable period in 2025. AQST-108 clinical trial expenses increased $347 over the comparable period in 2025.
Selling, general and administrative expenses decreased 21% or $6,737 for the six months ended June 30, 2026 as compared to the same period in the prior year. The decrease primarily represents lower commercial spending of approximately $4,500, the one-time Anaphylm PDUFA fee of $4,310 in the prior year period, lower legal fees of approximately $1,300, lower regulatory and licensing fees of approximately $1,500 related to the regulatory fee for Libervant, and lower regulatory expenses related to Anaphylm of approximately $400, partially offset by higher severance costs of approximately $2,000, which includes acceleration of share-based compensation, higher personnel costs of approximately $1,400, and higher share-based compensation expenses of approximately $800 as well as other expenses.
During the six months ended June 30, 2026, we recognized a loss on extinguishment of debt of $11,683 resulting from the repayment of $45,000 for the outstanding 13.5% Notes, which also included a prepayment penalty of $3,825, exit fee of $2,000, and other transaction fees. There was no loss on extinguishment of debt in the comparable period in 2025.
Interest expense was $5,710 and $5,563 for the six months ended June 30, 2026 and 2025, respectively. These amounts represent interest incurred on the Term Loan Facility, the 13.5% Notes prior to redemption, amortization of the debt and legal settlement discounts and capitalized debt issuance costs.
Interest expense related to amortization of the discount on the royalty obligations was $1,945 and $2,871 for the six months ended June 30, 2026 and 2025, respectively. These amounts are due to the accounting associated with the royalty obligations as part of the 13.5% Notes issuance. The decrease from the comparable period is due to a lower effective interest rate as a result from the update to the probability-weighted cash flows for future sales as of December 31, 2025.
Interest expense related to the sale of future revenue was $121 and $120 for the six months ended June 30, 2026 and 2025, respectively, and represents amortization of the issuance costs. These amounts are due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and do not represent or imply a monetary obligation or cash outflow at any time during the life of the transaction. In June 2023, Sunovion announced that it had voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets. Therefore, the Company likely will not receive any of the additional contingent payments under the Monetization Agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022. See Note 15, Sale of Future Revenue to our Condensed Financial Statements for details.
Interest and other income, net was $965 and $2,809 for the six months ended June 30, 2026 and 2025, respectively. The decrease from the comparable period is primarily due to the ERTC credit received in April 2025 and the expenses associated with the issuance of the RTW Warrants recognized within other expenses during the current period.
Liquidity and Capital Resources
Sources of Liquidity
We had $98,490 in cash and cash equivalents as of June 30, 2026. While our ability to execute our business objectives and achieve profitability over the longer term cannot be assured, our on-going business, existing cash and cash equivalents, expense management activities, potential asset sales or product outlicensing as well as access to the equity capital markets, including through the ATM facility, provide near term liquidity for us to fund our operating needs for at least the next twelve months as we continue to execute our business strategy.
We established our first ATM facility in September 2019, and since inception to June 30, 2026, we have sold 28,506,216 shares of Common Stock which has generated net cash proceeds of approximately $86,518, net of commissions and estimated other transactions costs of $4,188. On April 3, 2024, we filed a new shelf registration statement on Form S-3 to register the offer and sale of up to $250,000 worth of shares of Common Stock, preferred stock, debt securities, warrants, rights and units ("Registration Statement No. 333-278498" or the "2024 Registration Statement"), that was effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement was a $100,000 ATM facility prospectus covering the offering, issuance and sale of Common Stock pursuant to the Amended Equity Distribution Agreement with Piper Sandler & Co.
During the three months ended June 30, 2026, there were no shares of Common Stock sold under the ATM facility. For the six months ended June 30, 2026, the Company sold 1,191,071 shares of Common Stock under the ATM facility, which provided net proceeds of approximately $4,765 after deducting commissions and estimated other transaction costs of $297. During the three months ended June 30, 2025, there were no shares of Common Stock sold under the ATM facility. For the six months ended June 30, 2025, the Company sold 7,457,627 shares under the ATM facility which provided net proceeds of approximately $21,271 after deducting commissions and other transaction costs of $729. The remaining authorized balance of the ATM facility was approximately $73,000 as of June 30, 2026.
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
On November 1, 2023, we issued $45,000 aggregate principal amount of its 13.5% Notes due November 1, 2028. A portion of the net proceeds from that offering was used to repay all of the outstanding 12.5% Notes and to pay expenses relating to that offering, with the balance of the proceeds to be used for general corporate purposes. Interest on the 13.5% Notes accrued at a rate of 13.5% per annum and was payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year commencing on December 30, 2023. The 13.5% Notes were interest-only until June 30, 2026, whereupon on such date and each payment date thereafter we would have paid an installment of principal of the 13.5% Notes pursuant to a fixed amortization schedule, along with a portion of an exit fee determined as of the applicable date of prepayment, payment, acceleration, repurchase or redemption, as the case may be. On May 12, 2026, we issued the Term Loan Facility and used the proceeds from the issuance to repay the outstanding principal balance under the 13.5% Notes of $45,000, and $2,000 exit fee. We also incurred a prepayment penalty of $3,825 and other transaction expenses. We recognized a loss on extinguishment of debt of $11,683 on the accompanying Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026.
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
On March 3, 2026, in connection with the Amendment No.1 to the Purchase and Sale Agreement and the Equity Commitment Agreement with RTW, the Company also entered into the Warrant Issuance Agreement with the RTW investors. Pursuant to this agreement, the Company issued to the RTW Investors the RTW Warrant to purchase up to an aggregate of 375,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. The Warrant is exercisable at any time from the issuance date through March 3, 2029. For additional information regarding the RTW Warrants, see Note 14, Warrants to the accompanying Condensed Financial Statements.
On May 12, 2026, we entered into the Credit Agreement with Oaktree Fund Administration, LLC, as administrative agent, and certain funds managed by Oaktree Capital Management, L.P., which provided a Term Loan Facility of up to $150,000. The Term Loan Facility consists of a Tranche A term loan in an aggregate principal amount of $55,000 that was funded on May 12, 2026, a Tranche B term loan in an aggregate principal amount of $20,000 available subject to certain terms and conditions, a Tranche C term loan in an aggregate principal amount of $25,000 available subject to certain terms and conditions, and a Tranche D term loan advance available upon the mutual consent of the lenders and subject to certain terms and conditions in an aggregate principal amount of up to $50,000. A portion of the proceeds of the Tranche A term loan was used by us on May 12, 2026 to repay in full the existing outstanding indebtedness owed by us to the noteholders under an indenture with U.S. Bank Trust Company, National Association. The remaining proceeds of the Tranche A term loan and proceeds of any additional tranches drawn will be used for general corporate and working capital purposes.
The Tranche B term loan may be borrowed, subject to customary terms and conditions, after the date we receive marketing approval from the FDA for Anaphylm™’s NDA, provided that such approval is received prior to June 30, 2027. The Tranche C term loan will be available, subject to customary terms and conditions (including the prior borrowing of the Tranche B term loan), during the period commencing following the date Oaktree Fund Administration, LLC receives certification of our achievement of a specified net sales milestone by December 31, 2027. The Tranche D term loan will be made available upon the mutual consent of the lenders and us. Amounts repaid under the Term Loan Facility may not be reborrowed. The Term Loan Facility matures on May 12, 2031 and does not require principal amortization payments. Accordingly, the total outstanding principal balance is payable at maturity. The obligations under the Credit Agreement are secured by a first-priority lien on substantially all of our assets, including intellectual property, subject to customary exceptions. See Note 13, Long-Term Debt to the accompanying Condensed Financial Statements.
On May 12, 2026, in connection with the Credit Agreement with Oaktree, we also entered into the Oaktree Warrant Issuance Agreement, pursuant to which the Company agreed to issue warrants to purchase shares of its Common Stock in amounts equal to (i) (x) 1.75% of the aggregate principal amount of the Tranche A term loan (y) divided by the volume weighted average price for the 30 trading days prior to May 12, 2026 (the “Tranche A VWAP”) and (ii) for the Tranche B and Tranche C draw-downs, (x) 1.75% of the aggregate principal amount of the drawn-down tranche (y) divided by the lower of the (1) the Tranche A VWAP and (2) the VWAP for the 30 days prior to the funding of such tranche (the “Subsequent Tranche VWAP”). The exercise price of the warrants will be the Tranche A VWAP for the Tranche A Warrants and the lower of (1) the Tranche A VWAP for the Tranche A Warrants and (2) the Subsequent Tranche VWAP for the subsequent tranche draw-downs, and the warrants will have a term of five years from their initial issuance. The Company has agreed to register the warrant shares on the terms set forth in the Oaktree Warrant Issuance Agreement. We issued to Oaktree, the Tranche A Warrant to purchase up to an aggregate of 230,271 shares of our Common Stock at an exercise price of $4.18 per share. The Tranche A Warrant is exercisable at any time from the issuance date through May 12, 2031. Pursuant to the Oaktree Warrant Issuance Agreement, the Company will be obligated to issue additional warrants if additional tranches are drawn down under the Term Loan Facility. See Note 14, Warrants to the accompanying Condensed Financial Statements.

Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used for operating activities	$(24,247)	$(31,314)
Net cash used for investing activities	(264)	(242)
Net cash provided by financing activities	1,832	20,546
Net decrease in cash and cash equivalents	$(22,679)	$(11,010)
Net cash used for operating activities
Net cash used for operating activities for the six months ended June 30, 2026 decreased by $7,067 compared to the same period in the prior year. The decrease in cash used for operating activities was primarily related to the decrease in net loss by $5,557 and non-cash adjustments, including the one-time loss on extinguishment of debt of $11,683. Other main drivers were decreases in trade and other receivables by $12,913 due to timing of payments by customers and receipts related to the confidential legal settlement, partially offset by decreases in payables by $22,982 mostly attributed to payments made under the confidential legal settlement and to vendors and other activities.
Net cash used for investing activities
Net cash used for investing activities for the six months ended June 30, 2026 increased by $22 compared to the same period in the prior year. The use of cash was related to capital expenditures.
Net cash provided by financing activities
Net cash provided by financing activities for the six months ended June 30, 2026 decreased by $18,714 compared to the same period in the prior year. The decrease was primarily related to the $45,000 repayment of the 13.5% Notes, $2,000 repayment of the exit fee, the $3,887 premium paid to retire the 13.5% Notes, and $3,470 paid in financing costs for the Term Loan Facility. There was also a decrease of $16,556 in ATM proceeds due to lower volumes of Common Stock sold. These payments related to the redemption of the 13.5% Notes and the issuance of the Term Loan Facility and the lower ATM proceeds were partially offset by proceeds received of $55,000 from the issuance of the Term Loan Facility and the Tranche A Warrant during the six months ended June 30, 2026.
Funding Requirements
Our on-going business, existing cash and equivalents, expense management activities as well as access to the equity capital markets, including through our ATM facility, and potential asset sales or product outlicensing potentially provide near term funding opportunities for Aquestive, see “Liquidity and Capital Resources”. On May 12, 2026 we issued $55,000 in aggregate principal amount of the Term Loan Facility and used the proceeds from the issuance to repay the outstanding principal balance under the 13.5% Notes of $45,000, and the $2,000 exit fee. We also incurred a prepayment penalty of $3,825 and other transaction expenses. We recognized a loss on extinguishment of debt of $11,683 on the accompanying Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026. The Term Loan Facility matures on May 12, 2031 and does not require amortization payments. Accordingly, the total outstanding principal balance is payable at maturity.
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
We expect to continue to manage business costs to appropriately reflect the anticipated general decline in Suboxone revenue, and other external resources or factors affecting our business including, if available, future equity financing, other future access to the capital markets or other potential available sources of liquidity. In doing so, we plan to continue to focus on the core drivers of value for our stockholders, including, more importantly, continued investments in our ongoing product development activities in support of Anaphylm and AQST-108. Until profitability is achieved, if at all, additional capital and/or other financing or funding will be required, which could be material, to develop and commercialize our product pipeline, including AQST-108, to fund additional development and commercial activities, and that are required by the FDA for Anaphylm under the CRL issued to the Company on January 30, 2026, and to meet our other cash requirements, including debt service. Even as such, we expect to incur losses and negative cash flows for the foreseeable future and, therefore, we expect to be dependent upon external financing and funding to achieve our operating plan.
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
We are currently engaging in plans to commercialize Anaphylm through our own sales force in the United States, should Anaphylm be approved by the FDA. We will need to raise significant funding to support the continued commercialization of Anaphylm over the long-term, in addition to the funds we may receive under the Purchase Agreement and the funds we received in the 2025 Underwritten Public Offering. To the extent such additional financing through debt or debt-like instruments is required, we may have increased repayment obligations and potential limits on our flexibility to raise additional debt. To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience further dilution, and the terms of these securities could include liquidation or other preferences that would adversely affect our stockholders’ rights. Our ability to secure additional equity financing could be significantly impacted by numerous factors including our operating performance and prospects, positive or negative developments in the regulatory approval process for our product candidates, our existing level of debt which is secured by substantially all of our assets under the Credit Agreement, and general financial market conditions, and there can be no assurance that we will continue to be successful in raising capital or that any such needed financing will be available on favorable or acceptable terms, if at all.
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
As of June 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
For more information on Legal Proceedings, see Part I Item 1. Financial Statements (Unaudited), Note 20, Contingencies.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully review and consider the information regarding certain risks and uncertainties facing the Company that could have a material adverse effect on our business prospects, financial condition, results of operations, liquidity and available capital resources set forth in Part I, Item 1A of Aquestive’s 2025 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Chief Development Officer Matthew Davis adopted a written sales plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the "Davis Plan") on May 26, 2026. The Davis Plan will commence on November 10, 2026 and ends on December 31, 2027. The maximum number of shares to be sold under the Davis Plan is 75,000 shares and no shares have been sold as of the date of this Report; the actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the Davis Plan.
Chief Commercial Officer Sherry Korczynski adopted a written sales plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the "Korczynski Plan") on June 10, 2026. The Korczynski Plan will commence on October 9 2026 and ends on May 31, 2027. The maximum number of shares to be sold under the Korczynski Plan is 57,992 shares and no shares have been sold as of the date of this Report; the actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the Korczynski Plan.

Item 6.    Exhibits
The exhibits listed below are filed or furnished as part of this report.

Number	Description
4.1	Form of Warrant (filed as Exhibit 4.2 to the Registration Statement on Form S-3 of the Company as filed on June 26, 2026, and incorporated by reference herein).
10.1	Warrant Issuance Agreement, dated as of May 12, 2026, between Oaktree Capital Management, L.P. and Aquestive Therapeutics, Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-3 of the Company as filed on June 26, 2026, and incorporated by reference herein).
10.2†	Credit Agreement and Guaranty, dated as of May 12, 2026, by and among Aquestive Therapeutics, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC (filed as Exhibit 10.2 to the Registration Statement on Form S-3 of the Company as filed on June 26, 2026, and incorporated by reference herein).
10.3	Security Agreement, dated as of May 12, 2026, by and among Aquestive Therapeutics, Inc., the borrower’s subsidiaries having acceded thereto pursuant to Section 24, and Oaktree Fund Administration, LLC (filed as Exhibit 10.3 to the Registration Statement on Form S-3 of the Company as filed on June 26, 2026, and incorporated by reference herein).
10.4*†	Second Amendment to License Agreement, dated as of April 20, 2026, by and between Aquestive Therapeutics, Inc. and Atnahs Pharma UK Limited.
10.5*	Lease Agreement dated May 8, 2026 by and between 184 Property Owner, LLC and Aquestive Therapeutics, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101)
* Filed herewith.
** Furnished herewith.
†Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K because the omitted information is (i) not material and (ii) the registrant customarily and actually treats that information as private or confidential. The registrant agrees to furnish supplementally an unredacted copy and its materiality and privacy or confidentiality analyses to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Somerset, State of New Jersey.

Aquestive Therapeutics, Inc. (REGISTRANT)

Date:	August 11, 2026	/s/ Daniel Barber
Daniel Barber
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2026	/s/ A. Ernest Toth, Jr.
A. Ernest Toth, Jr.
Chief Financial Officer
(Principal Financial Officer)