Form 10-Q
period 2026-09-30
Aquestive Therapeutics, Inc.
filed 2026-11-03
CIK 1398733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____  to _____

Commission File Number: 001-38599
Aquestive Therapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	184 Liberty Corner Road, Suite 305, Warren, NJ 07059	82-3827296
(State or other jurisdiction of incorporation or organization)	(908) 941-1900	(I.R.S. Employer Identification Number)

(Address, Zip Code and Telephone Number of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AQST	Nasdaq Global Market

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

The number of outstanding shares of the registrant’s common stock, par value of $0.001 per share (the "Common Stock"), as of the close of business on October 30, 2026 was 125,687,705.

AQUESTIVE THERAPEUTICS, INC.
FORM 10-Q

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report (dollar amounts in thousands):

TERM	DEFINITION
12.5% Notes	12.5% Senior Secured Notes redeemed on November 1, 2023
13.5% Notes	13.5% Senior Secured Notes redeemed on May 12, 2026
2025 Underwritten Public Offering	Capital raise of gross proceeds of $85,000
ADHD	Attention deficit hyperactivity disorder
AdrenaVerse™	Epinephrine prodrug platform currently comprised of Anaphylm™ and AQST-108
ALS	Amyotrophic lateral sclerosis
Amendment	Amendment No. 1 to the Purchase and Sale Agreement with RTW Investments LP
Anaphylm™	Anaphylm™ (dibutepinephrine) sublingual film
ANVISA	Brazilian Health Regulatory Agency
API	Active Pharmaceutical Ingredients
Aquestive	Aquestive Therapeutics, Inc.
AQST	Nasdaq ticker symbol for Aquestive Therapeutics, Inc.
ASC	Accounting Standards Codification
Assertio	Assertio Holdings, Inc.
Assertio Agreement	License Agreement between Aquestive and Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc.
ARS	Acute Repetitive Seizures
ARO	Asset Retirement Obligation
ASU	Accounting Standards Updates
ATM facility	At-The-Market facility for the purchase of AQST Common Stock, then in effect
AUC	Area Under the Curve
CEO	Chief Executive Officer
CMAX	Maximum Plasma Exposure
CMC	Chemistry, Manufacturing and Controls
CNS	Central Nervous System
CODM	Chief Operating Decision Maker
Commave Therapeutics	Commave Therapeutics SA
Common Stock	Common Stock, par value $0.001 per share, of the Company
Common Stock Warrants	Warrants issued with private placement of up to $100,000 aggregate principal of 12.5% Notes originally due 2025
Company	Aquestive Therapeutics, Inc.
Cosette	Cosette Pharmaceuticals, Inc.
Credit Agreement	Credit Agreement with funds managed by Oaktree Capital Management, L.P.
CRL	Complete Response Letter
CROs	Contract Research Organizations
DEA	Drug Enforcement Administration
Effective Date	May 12, 2026, effective date of the Credit Agreement
EMA	European Medicines Agency
EOP2	End-of-phase 2
EPS	Earnings per share
ERTC	Employee Retention Tax Credit
ESPP	Employee Stock Purchase Plan
Eton	Eton Pharmaceuticals, Inc.
EU	European Union

Exchange Act	Securities Exchange Act of 1934
Existing Warrants	Common Stock Purchase Warrants with the holder of the remaining 5,000,000 warrants
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
First Amendment	First amendment to the Sunovion License Agreement
GAAP	Generally Accepted Accounting Principles
HCP	Healthcare Provider
HF	Human Factors
Hypera	Hypera Pharma, CosMed Industria De Cosmeticos E Medicamentos S.A
IM	Intramuscular
IND	Investigational New Drug
Indenture Agreement	Agreement governing the 13.5% Senior Secured Notes
Indivior	Indivior Inc. (formerly, Reckitt Benckiser Pharmaceuticals Inc)
Indivior Amendment	Amendment No. 11 to the Indivior License Agreement
Indivior License Agreement	Commercial Exploitation Agreement with Reckitt Benckiser Pharmaceuticals, Inc. (with subsequent amendments collectively)
JAK	Janus Kinase
Lenders	Oaktree Fund Administration, LLC and Oaktree Capital Management, L.P.
LGS	Lennox-Gastaut syndrome
Libervant®	Libervant® (diazepam) buccal film
Marathon	Marathon Asset Management
MDL	Multidistrict Litigation
Monetization Agreement	Purchase and Sale Agreement between Aquestive and Marathon
Minimum Net Sales Covenant	Minimum net sales covenant if the Company draws from Tranche B of the Credit Agreement
Neurelis	Neurelis, Inc.
N/M	Not Meaningful, used in percentage changes
Nasdaq	The Nasdaq Global Market
NDA	New Drug Application
New Warrants	Warrants to purchase 2,750,000 shares of Common Stock
Oaktree	Oaktree Capital Management, L.P.
Oaktree Warrant Issuance Agreement	Warrant Issuance Agreement with Oaktree Capital Management, L.P.
OASIS	Oral Allergy Syndrome Challenge Study
Orphan Drug Act	21 U.S.C. §§ 360aa–360ff (i.e., 21 U.S.C. § 360aa et seq.)
ODE	Orphan Drug Exclusivity
PD	Pharmacodynamics
PDUFA	Prescription Drug User Fee Act
Pharmanovia	Atnahs Pharma UK Limited, a company registered in England and Wales
Pharmanovia Agreement	License and Supply Agreement with Atnahs Pharma UK Limited
Pharmanovia Amendment	First Amendment to the License and Supply Agreement with Atnahs Pharma UK Limited as of March 27, 2023
Pharmanovia Amendment No. 2	Second Amendment to the License and Supply Agreement with Atnahs Pharma UK Limited as of April 20, 2026
PK	Pharmacokinetic
PTO	United States Patent and Trademark Office
Purchase Agreement	Purchase and Sale Agreement with funds managed by RTW Investments LP
Purchaser	RTW Investments LP
R&D	Research and development
Royalty Obligations	Liability related to the Royalty Rights Agreements

Royalty Rights Agreements	Royalty Rights Agreements, component of 13.5% Senior Secured Notes
RSU	Restricted Stock Unit
RTW	RTW Investments, LP
RTW Warrants	Warrants to purchase 375,000 shares of the Company's Common Stock at an exercise price of $4.00 per share
SEC	Securities and Exchange Commission
Securities Purchase Agreements	Securities Purchase Agreements with certain purchasers entered into on June 6, 2022
SOFR	Secured Overnight Financing Rate
Sunovion	Sunovion Pharmaceuticals Inc.
Sunovion License Agreement	KYNMOBI Commercialization Agreement
Term Loan Facility	Senior secured term loan facility of up to $150,000
TSLP	Thymic Stromal Lymphopoietin
Territory	Certain countries of the European Union, the United Kingdom, Switzerland, Norway and the Middle East and North Africa under the Pharmanovia Agreement
Tranche A Tranche B Tranche C Tranche D	Initial funded tranche of $55,000 of the Term Loan Facility
$20,000 principal amount, component of the Credit Agreement
$25,000 principal amount, component of the Credit Agreement
$50,000 principal amount, component of the Credit Agreement
Tranche A Warrant	Warrants to purchase up to an aggregate of 230,271 shares of the Company's Common Stock at an exercise price of $4.18 per share.
VWAP	Volume Weighted Average Price
Warrant Issuance Agreement	Agreement with RTW Investments LP to issue a warrant to purchase up to 375,000 shares of the Company's Common Stock at an exercise price of $4.00 per share
Zambon	Zambon S.p.A.
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm, Inc.)

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (Unaudited)

AQUESTIVE THERAPEUTICS, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$90,349	$121,169
Trade and other receivables, net	5,254	17,763
Inventories	7,309	6,169
Prepaid expenses and other current assets	2,913	4,168
Total current assets	105,825	149,269
Property and equipment, net	4,358	3,893
Right-of-use assets, net	7,451	4,621
Other non-current assets	1,693	2,642
Total assets	$119,327	$160,425

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$8,818	$29,862
Accrued expenses	5,576	5,029
Lease liabilities, current	623	631
Deferred revenue, current	1,092	1,092
Liability related to the sale of future revenue, current	1,000	1,000
Royalty obligations, current	157	—
Debt, current	33	9,994
Total current liabilities	17,299	47,608
Debt, long-term, net	50,757	27,519
Royalty obligations, net	28,702	25,941
Liability related to the sale of future revenue, net	61,192	62,023
Lease liabilities	7,359	4,337
Deferred revenue, net of current portion	18,573	19,390
Other non-current liabilities	6,269	7,269
Total liabilities	190,151	194,087
Contingencies (Note 20)

Stockholders’ deficit:
Common Stock, $0.001 par value. Authorized 250,000,000 shares; 125,687,705 and 122,044,299 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	126	122
Additional paid-in capital	423,465	413,214
Accumulated deficit	(494,415)	(446,998)
Total stockholders’ deficit	(70,824)	(33,662)
Total liabilities and stockholders’ deficit	$119,327	$160,425
See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$7,557	$12,807	$35,822	$31,530
Costs and expenses:
Manufacture and supply	3,606	4,506	11,092	12,719
Research and development	4,251	4,530	12,417	13,996
Selling, general and administrative	14,169	15,250	39,209	47,027
Total costs and expenses	22,026	24,286	62,718	73,742
Loss from operations	(14,469)	(11,479)	(26,896)	(42,212)
Other income/(expenses):
Loss on extinguishment of debt	—	—	(11,683)	—
Interest expense	(1,845)	(2,779)	(7,555)	(8,342)
Interest expense related to royalty obligations	(973)	(1,433)	(2,918)	(4,304)
Interest expense related to the sale of future revenue	(62)	(61)	(183)	(181)
Interest income and other income, net	853	306	1,818	3,115
Net loss before income taxes	(16,496)	(15,446)	(47,417)	(51,924)
Net loss	$(16,496)	$(15,446)	$(47,417)	$(51,924)
Comprehensive loss	$(16,496)	$(15,446)	$(47,417)	$(51,924)

Loss per share attributable to common stockholders:
Basic and diluted (in dollars per share)	$(0.13)	$(0.14)	$(0.38)	$(0.51)
Weighted average common shares outstanding:
Basic and diluted (in shares)	125,548,783	110,584,371	124,395,079	101,857,974

See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Changes in Stockholders’ Deficit
Three and Nine Months Ended September 30, 2026
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2025	122,044,299	$122	$413,214	$(446,998)	$(33,662)
Common Stock issued under public equity offering-ATM	1,191,071	1	5,061	—	5,062
Costs of Common Stock issued under public equity offering-ATM	—	—	(303)	—	(303)
Warrants issued under the Purchase Agreement	—	—	916	—	916
Share-based compensation expense	—	—	2,318	—	2,318
Vested restricted stock units, net	1,048,422	1	(330)	—	(329)
Options exercised, net	750	—	1	—	1
Net loss	—	—	—	(8,057)	(8,057)
Balance at March 31, 2026	124,284,542	124	420,877	(455,055)	(34,054)
Costs of Common Stock issued under public equity offering-ATM	—	—	(79)	—	(79)
Warrants issued under the Credit Agreement	—	—	663	—	663
Shares issued under employee stock purchase plan	19,660	—	82	—	82
Share-based compensation expense	—	—	2,880	—	2,880
Vested restricted stock units, net	1,172,446	2	(3,243)	—	(3,241)
Options exercised, net	35,000	—	27	—	27
Net loss	—	—	—	(22,864)	(22,864)
Balance at June 30, 2026	125,511,648	126	421,207	(477,919)	(56,586)
Common Stock issued upon warrant exercises under the Securities Purchase Agreements	160,548	—	154	—	154
Costs of Common Stock issued under public equity offering-ATM	—	—	(27)	—	(27)
Share-based compensation expense	—	—	2,126	—	2,126
Vested restricted stock units, net	6,759	—	(18)	—	(18)
Options exercised, net	8,750	—	23	—	23
Net loss	—	—	—	(16,496)	(16,496)
Balance at September 30, 2026	125,687,705	$126	$423,465	$(494,415)	$(70,824)

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Changes in Stockholders’ Deficit
Three and Nine Months Ended September 30, 2025
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2024	91,413,742	$91	$302,967	$(363,214)	$(60,156)
Common Stock issued under public equity offering-ATM	7,457,627	8	21,992	—	22,000
Costs of Common Stock issued under public equity offering-ATM	—	—	(729)	—	(729)
Share-based compensation expense	—	—	1,587	—	1,587
Vested restricted stock units, net	445,784	—	(702)	—	(702)
Net loss	—	—	—	(22,930)	(22,930)
Balance at March 31, 2025	99,317,153	99	325,115	(386,144)	(60,930)
Costs of Common Stock issued under public equity offering-ATM	—	—	(34)	—	(34)
Shares issued under employee stock purchase plan	18,056	—	59	—	59
Share-based compensation expense	—	—	1,875	—	1,875
Vested restricted stock units, net	10,561	—	(19)	—	(19)
Options exercised, net	7,500	—	7	—	7
Net loss	—	—	—	(13,548)	(13,548)
Balance at June 30, 2025	99,353,270	$99	$327,003	$(399,692)	$(72,590)
Common Stock issued under public equity offering	21,250,000	21	84,979	—	85,000
Costs of Common Stock issued under public equity offering	—	—	(5,537)	—	(5,537)
Costs of Common Stock issued under public equity offering-ATM	—	—	(10)	—	(10)
Share-based compensation expense	—	—	2,777	—	2,777
Vested restricted stock units, net	304,843	—	(72)	—	(72)
Options exercised, net	200,000	—	339	—	339
Common Stock issued upon warrant exercises under the Securities Purchase Agreements	550,000	1	1,429	—	1,430
Net loss	—	—	—	(15,446)	(15,446)
Balance at September 30, 2025	121,658,113	$121	$410,908	$(415,138)	$(4,109)

See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Condensed Statements of Cash Flows (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(47,417)	$(51,924)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, amortization, and impairment	405	418
Share-based compensation	7,339	6,248
Loss on extinguishment of debt	11,683	—
Issuance of warrants under the Purchase Agreement	916	—
Amortization of debt issuance costs and discounts	5,368	8,246
Other, net	189	—
Changes in operating assets and liabilities:
Trade and other receivables, net	12,509	(4,413)
Inventories	(1,140)	(1,840)
Prepaid expenses and other assets	2,204	1,383
Accounts payable	(21,092)	276
Accrued expenses and other liabilities	(1,440)	(2,058)
Deferred revenue	(817)	(299)
Net cash used for operating activities	(31,293)	(43,963)
Investing activities:
Capital expenditures	(848)	(477)
Net cash used for investing activities	(848)	(477)
Financing activities:
Proceeds from Common Stock issued under public equity offering-ATM, net	4,653	21,227
Proceeds from Common Stock issued under public equity offering, net	—	79,728
Proceeds from issuance of long-term debt under the Credit Agreement	54,337	—
Proceeds from issuance of warrants under the Credit Agreement	663	—
Proceeds from shares issued under employee stock purchase plan	70	50
Proceeds from exercise of stock options, net	50	346
Proceeds from exercise of warrants, net under the Securities Purchase Agreements	154	1,430
Repayment of debt principal - 13.5% Notes	(45,000)	—
Debt exit fee paid - 13.5% Notes	(2,000)	—
Premium paid to retire debt - 13.5% Notes	(3,887)	—
Payments for financing costs	(4,100)	—
Payments for lease liabilities and royalty obligations	(28)	(32)
Payments for taxes on share-based compensation, net	(3,591)	(792)
Net cash provided by financing activities	1,321	101,957
Net (decrease) increase in cash and cash equivalents	(30,820)	57,517
Cash and cash equivalents:
Cash and cash equivalents at beginning of period	121,169	71,546
Cash and cash equivalents at end of period	$90,349	$129,063
Supplemental disclosures of cash flow information:
Cash payments for interest	$3,677	$4,574
Non-cash investing activities: capital expenditures in Accounts Payable	$—	$40
Costs associated with public offering in Accounts Payable	$—	$265
See accompanying notes to the condensed financial statements.

AQUESTIVE THERAPEUTICS, INC.
Notes to Condensed Financial Statements
(In thousands, except share and per share amounts) (Unaudited)

Note 1.    Company Overview and Basis of Presentation
(A) Company Overview
Aquestive is a biopharmaceutical company advancing medicines to bring meaningful improvement to patients' lives through innovative science. The worldwide leader in delivering trusted, quality medications on oral film, Aquestive operates with its headquarters in New Jersey and U.S.-based manufacturing facilities in Indiana. The Company is the exclusive manufacturer of four commercialized products marketed by its licensees across six continents using proprietary, best-in-class technologies like PharmFilm®. Aquestive's AdrenaVerse™ platform contains a library of more than 20 epinephrine prodrugs enabling the pursuit of various potential allergy and dermatological indications. The Company is advancing Anaphylm™ (dibutepinephrine) sublingual film for the treatment of Type 1 allergic reactions, including anaphylaxis, and AQST-108 (epinephrine) topical gel for various potential dermatological conditions.
(B) Equity Transactions
ATM Facility
The Company established its first ATM facility in September 2019, and since inception to September 30, 2026, the Company has sold 28,506,216 shares of Common Stock under its ATM facility which has generated net cash proceeds of approximately $86,491, net of commissions and estimated other transactions costs of $4,215. On April 3, 2024, the Company filed a new shelf registration statement on Form S-3, the 2024 Registration Statement, which was declared effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement are (i) a base prospectus registering the offer, issuance and sale of up to $250,000 worth of Common Stock, preferred stock, debt securities, warrants, rights and units and (ii) a $100,000 ATM facility prospectus. During the three months ended September 30, 2026, there were no shares of Common Stock sold under the ATM facility. During the nine months ended September 30, 2026, the Company sold 1,191,071 shares of Common Stock pursuant to the ATM prospectus and the Amended Equity Distribution Agreement with Piper Sandler & Co. (successor to Piper Jaffray & Co.), which provided net proceeds of approximately $4,738 after deducting commissions and estimated other transaction costs of $324. During the three months ended September 30, 2025, there were no shares of Common Stock sold under the ATM facility. For the nine months ended September 30, 2025, the Company sold 7,457,627 shares under the ATM facility, which provided net proceeds of approximately $21,261 after deducting commissions and other transaction costs of $739. The remaining authorized balance of the ATM facility was approximately $73,000 as of September 30, 2026.
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
Recent Accounting Pronouncements Adopted as of September 30, 2026:
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. The ASU modifies the effective tax rate reconciliation table and requires disaggregation of income taxes. The Company adopted ASU 2023-09 for the year ending December 31, 2025 and added the required disclosures on a prospective basis.
Recent Accounting Pronouncements Not Adopted as of September 30, 2026:
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
Note 3.    Risks and Uncertainties
The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for the remainder of 2026 and beyond include expenses related to continuing development and clinical evaluation of its products, manufacture and supply costs, costs of regulatory filings, patent prosecution expenses and litigation expenses, expenses related to commercialization of its products, as well as costs to comply with the requirements of being a public company operating in a highly regulated industry. As of September 30, 2026, the Company had $90,349 of cash and cash equivalents.
The Company has experienced a history of net losses. The Company’s accumulated deficits totaled $494,415 as of September 30, 2026. The net losses and accumulated deficits were partially offset by gross margins from sales of commercialized licensed and proprietary products, license fees, milestone and royalty payments from commercial licensees and co-development parties. The Company’s funding requirements have been met by its cash and cash equivalents, as well as its equity and debt offerings, including the issuance of the Term Loan Facility in May 2026 as further discussed in Note 13, Long-Term Debt, the ATM facility and other equity offerings, including the 2025 Underwritten Public Offering as discussed in Note 1, Company Overview and Basis of Presentation, Part B, Equity Transactions.
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

Note 4. Segment Reporting

Operating segments are defined as components of an entity for which separate discrete financial information is available for evaluation by the CODM in deciding how to allocate resources and in assessing performance. For the nine months ended September 30, 2026 and 2025, the Company has identified one operating and reportable segment. The Company defines its operating segment based on internally reported financial information that is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company's CEO is the CODM. The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. This segment encompasses the development and advancement of a product pipeline for the treatment of severe allergic reactions, including anaphylaxis, and the AdrenaVerse epinephrine prodrug pipeline platform. Additionally, the Company served as the exclusive manufacturer for its proprietary product, Libervant, while it had U.S. market access, and four commercialized products.
The CODM reviews the segment's profit or loss based on net loss reported on the Condensed Statements of Operations and Comprehensive Loss. The CODM also considers forecast-to-actual variances on a monthly basis for expenses deemed significant. Furthermore, the CODM reviews the segment's assets based on total assets reported on the Condensed Balance Sheets. All long-lived assets are held in the United States. While the Company generated $7,557 and $12,807 in revenues for the three months ended September 30, 2026 and 2025, respectively, and $35,822 and $31,530 for the nine months ended September 30, 2026 and 2025, respectively, management expects the Company to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials, ultimately seeking regulatory approval and commencing commercialization activities for Anaphylm, if approved by the FDA. The CODM uses cash forecast models to guide investment decisions and assess entity-wide operating results and performance. Net loss is used to monitor budget and rolling forecasts versus actual results. The CODM views specific categories within R&D expenses, selling expenses, and general and administrative expenses as significant due to their direct correlation with cash burn and profitability.

The following table reconciles reported revenues to net loss under the significant expense principle for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$7,557	$12,807	$35,822	$31,530
Costs and expenses:
Total Manufacture and Supply Expenses	3,606	4,506	11,092	12,719

R&D Project expenses:
Anaphylm project expenses	1,179	912	3,319	4,604
AQST-108 project expenses	294	(131)	1,004	254
R&D other expenses:
Personnel costs1	2,218	3,001	6,641	7,351
Other2	560	748	1,453	1,787
Total Research and Development Expenses	4,251	4,530	12,417	13,996

Selling expenses:
Personnel costs3	1,740	805	5,114	2,108
Other4	2,006	3,110	2,726	8,283
Total Selling expenses	3,746	3,915	7,840	10,391

General & Administrative expenses:
Personnel costs5	5,405	5,017	17,516	15,025
Other6	5,018	6,318	13,853	21,611
Total General and Administrative Expenses	10,423	11,335	31,369	36,636

Total Selling, General and Administrative Expenses	14,169	15,250	39,209	47,027

Total costs and expenses	22,026	24,286	62,718	73,742
Loss from operations	(14,469)	(11,479)	(26,896)	(42,212)
Other income/(expenses), net	(2,027)	(3,967)	(20,521)	(9,712)
Net loss before income taxes	(16,496)	(15,446)	(47,417)	(51,924)
Net loss	$(16,496)	$(15,446)	$(47,417)	$(51,924)
Comprehensive loss	$(16,496)	$(15,446)	$(47,417)	$(51,924)

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

Contract Assets - in certain situations, customer contractual payment terms provide for invoicing in arrears. Accordingly, some, or all performance obligations may be completely satisfied before the customer may be invoiced under such agreements. In these situations, billing occurs after revenue recognition, which results in a contract asset supported by the estimated value of the completed portion of the performance obligation. These contract assets are reflected as a component of other receivables within Trade and other receivables within the Condensed Balance Sheets. As of September 30, 2026, and December 31, 2025, such contract assets were $505 and $627, respectively, consisting primarily of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with third parties.
Contract Liabilities - in certain situations, customer contractual payment terms are structured to permit invoicing in advance of delivery of a good or service. In such instances, the customer’s cash payment may be received before satisfaction of some, or any, performance obligations that are specified. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. These contract liabilities are reflected as deferred revenue within the Condensed Balance Sheets. As remaining performance obligations are satisfied, an appropriate portion of the deferred revenue balance is credited to earnings. As of September 30, 2026 and December 31, 2025, such contract liabilities were $19,665 and $20,482, respectively.
Costs to Obtain Contracts - in certain situations, the Company may incur incremental costs of obtaining a contract with a customer. These costs, if expected to be recovered, are recognized as an asset and reflected as other assets within the Condensed Balance Sheets. The asset is amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. As of September 30, 2026 and December 31, 2025, such costs to obtain contracts were $426 and $449, respectively.
The Company's revenues were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Manufacture and supply revenue	$6,659	$11,467	$27,363	$28,243
License and royalty revenue (a)	824	1,038	7,545	2,667
Co-development and research fees	74	302	914	1,098
Proprietary product revenue, net	—	—	—	(478)
Total revenues	$7,557	$12,807	$35,822	$31,530
(a) Zevra-related one-time royalty revenues of $5,000 were recognized during the nine months ended September 30, 2026. For additional information, see Note 6, Material Agreements.
The following table provides disaggregated net revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$4,608	$10,123	$28,848	$20,215
Ex-United States	2,949	2,684	6,974	11,315
Total revenues	$7,557	$12,807	$35,822	$31,530
For the three months ended September 30, 2026, United States revenues were derived primarily from Indivior (manufacture and supply revenue), and Cosette (manufacture and supply revenue, and license and royalty revenue). Ex-United States revenues were derived primarily from Hypera (manufacture and supply revenue, and license and royalty revenue).
For the nine months ended September 30, 2026, United States revenues were derived primarily from Indivior (manufacture and supply revenue, and co-development and research fees), Zevra (license and royalty revenue), and Assertio as assumed by Cosette (manufacture and supply revenue, license and royalty revenue and co-development and research fees). Ex-United States revenues were derived primarily from Hypera (manufacture and supply revenue, and license and royalty revenue), Indivior (manufacture and supply revenue, license and royalty revenue and co-development and research fees), and Zambon (manufacture and supply revenue, license and royalty revenue, and co-development and research fees).
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

Trade and other receivables, net consist of the following:

	September 30, 2026	December 31, 2025
Trade receivables	$3,702	$8,013
Contract and other receivables	1,552	9,750
Less: sales-related allowances	—	(582)
Reclassification into Accrued distribution expenses and sales-related allowances	—	582
Trade and other receivables, net	$5,254	$17,763
Contract and other receivables totaled $1,552 and $9,750 as of September 30, 2026 and December 31, 2025, respectively, consisting primarily of contract assets and other receivables. Contract assets consist of products and services provided under specific contracts to customers for which earnings processes have been met prior to shipment of goods or full delivery of completed services, as well as estimated receivables from contracts with third parties. Other receivables include the current portion related to the Monetization royalty receivable and other receivables. As of December 31, 2025, other receivables also include an insurance reimbursement. Sales-related allowances as of December 31, 2025 were estimated in relation to revenues recognized for sales of Libervant for patients between two to five years of age while Libervant had U.S. market access.
Allowance for Credit Losses
The Company maintains an allowance for credit losses on accounts receivable, which is recorded as a reduction to accounts receivable. Changes in the allowance are classified as Selling, general and administrative expenses in the Statements of Operations and Comprehensive Loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when it identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. It also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves. The allowance for credit losses was $0 as of September 30, 2026 and December 31, 2025.
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
The following tables provide a summary of activity with respect to sales-related allowances:

	September 30, 2026	December 31, 2025
Balance at beginning of period	$—	$48
Provision	—	568
Payments / credits	—	(34)
Reclassification into Accrued distribution expenses and sales-related allowances	—	(582)
Balance at end of period	$—	$—
Accruals for returns allowances and prompt pay discounts are reflected as a direct reduction of trade receivables as of December 31, 2025 and accruals for wholesaler service fees, co-pay support redemptions and other rebates are reflected as current liabilities. The accrued balances relative to these provisions included in Trade and other receivables, net and accrued expenses were $0 and $877, respectively, as of September 30, 2026, and $0 and $906, respectively, as of December 31, 2025. See Note 12, Accrued Expenses.
Concentration of Major Customers
Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables. For the nine months ended September 30, 2026, Indivior and

Zevra, represented approximately 67% and 14%, of total revenue, respectively. As of September 30, 2026, Hypera, Indivior, and Cosette exceeded the 10% threshold for outstanding receivable balances and represented approximately 45%, 42%, and 11% of total trade and other receivables, respectively. For the nine months ended September 30, 2025, Indivior and Hypera exceeded the 10% threshold for revenue and represented approximately 72% and 18% of total revenue, respectively. As of December 31, 2025, Indivior and Hypera exceeded the 10% threshold for outstanding receivable balances and represented 69% and 25% of total trade and other receivables, respectively.
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
Purchase and Sale Agreement with RTW Investments, L.P.
On August 13, 2025, the Company entered into the Purchase Agreement with funds managed by RTW Investments LP. Under the terms of the Purchase Agreement, in exchange for the Purchaser's payment to the Company of a purchase price of $75,000, upon approval of Anaphylm by the FDA by a specified date, the refinancing of the Company’s existing 13.5% Notes and certain other customary conditions (the "Closing Conditions"), the Company agreed to a sale of assigned interests to the Purchaser, including a right for the Purchaser to tiered revenue share payments ranging from 1.0% to 7.5% of net sales (as defined in the Purchase Agreement) of Anaphylm (and 9.5% for the subsequent calendar year period if net sales do not achieve specified level in a calendar year period beginning in 2027) in the United States. Revenue share payments commence in the first fiscal quarter in which the first commercial sale of Anaphylm in the United States after the satisfaction of the Closing Conditions. Revenue share payments will cease upon the Purchaser's receipt of $187,500 by December 31, 2035 or $225,000 thereafter. The Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness (which restrictions are eliminated after the achievement by the Purchaser of a specified return on its investment), and other provisions customary for transactions of this nature, in each case subject to certain exceptions set forth in the Purchase Agreement. As this financing is contingent on events that have not occurred yet and are outside of the Company's control, the accounting consequences for this transaction as of September 30, 2026 and December 31, 2025 have been limited to capitalized legal fees of approximately $760 and $700, respectively, recorded within Other current assets on the Condensed Balance Sheets.
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
Effective as of March 2, 2023, the Company and Indivior entered into the Indivior Amendment to the Indivior License Agreement. The Indivior Amendment was entered into for the primary purpose of amending the Agreement as follows: (i) extending the term of the Agreement until August 16, 2026 and thereafter providing for automatic renewal terms of successive one-year periods unless Indivior delivers notice to the Company, at least twelve months prior to the expiration of the then current term, of Indivior’s intent not to renew, subject to the earlier termination rights of the parties under the Agreement, and providing that the Agreement will not automatically renew for any renewal term beginning after the expiration of the last to expire of the product patents covered under the Indivior License Agreement; and (ii) agreeing to transfer pricing and payment terms for supplied product under the Indivior License Agreement. The Indivior License Agreement renewed for an additional one-year term commencing August 17, 2026.

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
Purchase and Sale Agreement with an affiliate of Marathon
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold to Marathon all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI. In exchange for the sale of these rights, the Company received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through September 30, 2026 under the Monetization Agreement.
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
Agreement to Terminate CLA with Zevra Therapeutics, Inc. (formerly KemPharm)
In March 2012, the Company entered into an agreement with Zevra to terminate a Collaboration and License Agreement entered into by the Company and Zevra in April 2011. Under this termination arrangement, the Company has the right to participate in any and all value that Zevra may derive from the commercialization or any other monetization of KP-415 and KP-484 compounds or their derivatives. Among these monetization transactions are those related to any business combinations involving Zevra and collaborations, royalty arrangements, or other transactions from which Zevra may realize value from these compounds, including the product Azstarys®. In March 2026, Zevra sold Azstarys to Commave Therapeutics SA. In accordance with the Company's agreement with Zevra, the Company received a payment out of the proceeds of the Zevra Commave agreement and recognized royalty revenues of $5,000 during the nine months ended September 30, 2026.
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

On March 3, 2026, in connection with Amendment No.1 to the Purchase and Sale Agreement and the Equity Commitment Agreement with RTW, the Company also entered into the Warrant Issuance Agreement with the RTW investors. Pursuant to this agreement, the Company issued to the RTW Investors the RTW Warrant to purchase up to an aggregate of 375,000 shares of the Company's Common Stock. The RTW Warrant entitles the holders to purchase shares of Common Stock at an exercise price of $4.00 per share. Management estimated the fair value of the RTW Warrants to be $916, and it is presented within Additional Paid-in Capital on the Condensed Balance Sheets as of September 30, 2026, and within Interest income and other income, net on the Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2026. The RTW Warrants were valued based on Level 3 inputs and their fair value was based primarily on an independent third-party appraisal prepared as of the grant date consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide. See Note 14, Warrants for further information on these warrants.
On May 12, 2026, in connection with the Credit Agreement with Oaktree, the Company also entered into the Oaktree Warrant Issuance Agreement. Pursuant to this agreement, the Company issued to Oaktree the Tranche A Warrant to purchase up to an aggregate of 230,271 shares of the Company's Common Stock at an exercise price of $4.18 per share. The Tranche A Warrant is exercisable at any time from the issuance date through May 12, 2031. Management estimated the fair value of the Tranche A Warrant to be $663, and it is presented within Additional Paid-in Capital and the debt discount related to the Term Loan Facility on the Condensed Balance Sheets as of September 30, 2026. The Tranche A Warrant was valued based on Level 3 inputs and its fair value was based primarily on an independent third-party appraisal prepared as of the grant date consistent with generally accepted valuation methods of the Uniform Standards of Professional Appraisal Practice, the American Society of Appraisers and the American Institute of Certified Public Accountants’ Accounting and Valuation Guide. See Note 14, Warrants for further information on these warrants.
Note 8.    Inventories, Net
The components of Inventory are as follows:

	September 30, 2026	December 31, 2025
Raw material	$3,624	$3,143
Packaging material	2,766	2,362
Finished goods	919	664
Total inventory	$7,309	$6,169
Note 9.     Property and Equipment, Net

	Useful Lives	September 30, 2026	December 31, 2025
Machinery	3-15 years	$19,326	$20,383
Furniture and fixtures	3-15 years	180	769
Leasehold improvements (a)	(a)	21,294	21,419
Computer, network equipment and software	3-7 years	2,324	3,140
Construction in progress (b)		753	2,203
		43,877	47,914
Less: accumulated depreciation and amortization		(39,519)	(44,021)
Total property and equipment, net (c)		$4,358	$3,893
(a)Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.
(b)During the nine months ended September 30, 2026, construction in progress decreased because a new packaging assembly line was placed into service and reclassified to Machinery.

(c)During the three months ended September 30, 2026, the Company disposed of and wrote-off fully depreciated machinery, furniture and fixtures, and computer equipment totaling approximately $5,000.
For the three months ended September 30, 2026 and 2025, total depreciation and amortization related to property and equipment was $156 and $139, respectively. For the nine months ended September 30, 2026 and 2025, these expenses totaled $405 and $418, respectively.

Note 10.    Right-of-Use Assets and Lease Obligations
The Company leases all realty used at its production and warehouse facilities, corporate headquarters, and research and laboratory facilities.
On May 8, 2026, the Company entered into a lease agreement for the Company’s corporate headquarters. The lease has an initial term of eleven years, inclusive of an initial rent abatement period of approximately twelve months. The lease provides the Company with two successive five-year renewal options at fair market rental value and an option to expand into additional space. The Company accounted for the lease as an operating lease in accordance with ASC 842, Leases. Upon commencement of the lease agreement, the Company established a $3,658 right-of-use asset and a corresponding lease liability for this lease on the Condensed Balance Sheets.
On September 30, 2026, the Company terminated the lease agreement for the Company's previous corporate headquarters. In connection with the termination, the Company derecognized the remaining right-of-use asset balance of $953 and related lease liability during the three months ended September 30, 2026.
On September 18, 2026, the Company entered into a lease agreement for the Company's research and laboratory space. The lease has an term of three years and provides the Company with one three-year extension at fair market value. The Company accounted for the lease as an operating lease in accordance with ASC 842, Leases. Upon commencement of the lease agreement, the Company established a $654 right-of-use asset and a corresponding lease liability for this lease on the Condensed Balance Sheets.
None of the four realty leases include the characteristics specified in ASC 842, Leases, which require classification as financing leases and, accordingly, these leases are accounted for as operating leases. These leases, as amended, provide remaining terms between 1.5 years and 15.7 years, including renewal options expected to be exercised to extend the lease periods. Commitments under finance leases are not significant, and are included in Property and equipment, net, and Debt on the Condensed Balance Sheets.
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
The Company’s lease costs are recorded in manufacture and supply, R&D and selling, general and administrative expenses in its Condensed Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2026, total operating lease expenses totaled $657 and $1,663, respectively, including variable lease expenses such as common area maintenance and operating costs of $127 and $381, respectively. For the three and nine months ended September 30, 2025, total operating lease expenses totaled $451 and $1,335, respectively including variable lease expenses such as common area maintenance and operating costs of $118 and $335, respectively.
The Company’s payments due under its operating leases are as follows:

Remainder of 2026	$302
2027	1,507
2028	1,585
2029	1,492
2030 and thereafter	10,603
Total future lease payments	15,489
Less: imputed interest	(7,507)
Total operating lease liabilities	$7,982

Note 11.    Other Non-current Assets
The following table provides the components of other non-current assets:

	September 30, 2026	December 31, 2025
Royalty receivable	$1,000	$2,000
Other	693	642
Total other non-current assets	$1,693	$2,642
During the second quarter of 2020, under the Sunovion License Agreement, the Company recognized $8,000 of royalty revenue and corresponding royalty receivable, related to the eight $1,000 annual minimum guaranteed royalty payments that are due to the Company. In connection with the Monetization Agreement, the Company performed an assessment under ASC 860, Transfer and Servicing to determine whether the existing receivable was transferred to Marathon and concluded it was not transferred. As of September 30, 2026 and December 31, 2025, Royalty receivable consists of two and three, respectively, annual minimum payments due from Sunovion, the last of which is due in March 2028. The current portion of the royalty receivable is included in Trade and other receivables, net. See Note 15, Sale of Future Revenue for further details on how this receivable relates to the Monetization Agreement transaction.
Non-current portion of costs to obtain contracts capitalized under ASC 340, Other Assets and Deferred Costs, is recorded within Other non-current assets on the Condensed Balance Sheets as of September 30, 2026 and December 31, 2025.
Note 12.    Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
Accrued compensation	$4,184	$3,707
Real estate and personal property taxes	404	349
Accrued distribution expenses and sales returns provision	877	906
Interest payable	47	17
Other	64	50
Total accrued expenses	$5,576	$5,029
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
On May 12, 2026, the Company issued the Term Loan Facility and used the proceeds from the issuance to repay the outstanding principal balance under the 13.5% Notes of $45,000, and $2,000 exit fee. The Company also incurred a prepayment penalty of $3,825 equal to 108.5% of the principal amount due to the timing of the redemption, and other transaction expenses. The Company recognized a loss on extinguishment of debt of $11,683 on the Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2026.
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
During the nine months ended September 30, 2026, there were no changes to the significant unobservable inputs used to recognize the Royalty Right Agreements liability. During the year ended December 31, 2025, the Company updated the probability-weighted cash flows for future sales, which decreased the royalty obligation to $51,886 and decreased the unamortized discount to $25,945. The effective interest rate changed by 2.64%, and the Company updated the projected years of payments to 2035.
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
The Royalty Right Agreements remained outstanding as of September 30, 2026 after the redemption of the 13.5% Notes.
Amortization expense arising from the discounts related to the 13.5% Notes prior to redemption for the nine months ended September 30, 2026 was $1,834. Amortization expense arising from the discounts related to the Royalty Right Agreements for the three and nine months ended September 30, 2026 was $973 and $2,918, respectively.
Amortization expense arising from the discounts related to the 13.5% Notes for the three and nine months ended September 30, 2025 was $1,254 and $3,762, respectively. Amortization expense arising from the discounts related to the Royalty Right Agreements for the three and nine months ended September 30, 2025 was $1,434 and $4,305, respectively.
Unamortized discounts totaled $23,027 for the Royalty obligations as of September 30, 2026. Unamortized discounts totaled $7,630 for the 13.5% Notes and $25,945 for the Royalty obligations as of December 31, 2025, respectively.

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
On May 12, 2026, in connection with the Credit Agreement with Oaktree, the Company also entered into the Oaktree Warrant Issuance Agreement. Pursuant to this agreement, the Company issued to Oaktree, the Tranche A Warrant to purchase up to an aggregate of 230,271 shares of the Company's Common Stock at an exercise price of $4.18 per share. The Warrant is exercisable at any time from the issuance date through May 12, 2031. Management estimated the fair value of the Tranche A Warrant to be $663. Pursuant to the Oaktree Warrant Issuance Agreement, the Company will be obligated to issue additional warrants if additional tranches are drawn down under the Term Loan Facility. See Note 14, Warrants for additional information.
As the Term Loan Facility and the Tranche A Warrant were issued in conjunction with the Credit Agreement, the total proceeds of $55,000 have been allocated on the Statements of Cashflows for the nine months ended September 30, 2026 among the two financial instruments.
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
The Company is required to maintain a minimum amount of unrestricted cash and/or permitted cash equivalent investments in controlled accounts, as set forth in the Credit Agreement. The required minimum amount is reduced following the funding of the Tranche B Term Loans and if FDA approval is not received by December 31, 2027. In addition, the Company is required to achieve a minimum amount of net sales, which is applicable only if the Company draws from the Tranche B Term Loan. The Minimum Net Sales Covenant is not tested if the Company maintains specified cash levels or if it achieves a specified market capitalization.

The debt discount of the Term Loan Facility totaled $4,763, which includes the exit fee related to the Term Loan Facility, fair value of the Tranche A Warrant, and other transaction expenses. During the three months ended September 30, 2026, the Company adjusted transaction expenses and the related debt discount by an additional $169. As a result, the effective interest rate changed by 0.06%. The debt discount is presented as a direct deduction from the carrying amount of the Term Loan Facility and is amortized to interest expense over the term of the agreement using the effective interest method.
Amortization expense arising from the discounts related to the Term Loan Facility was $281 and $433 for the three and nine months ended September 30, 2026, respectively. There was no amortization expense arising from the discounts related to the Term Loan Facility for the three and nine months ended September 30, 2025. Unamortized discounts totaled $4,329 for the Term Loan Facility as of September 30, 2026.

Long-term debt and unamortized debt discount balances are as follows:

	September 30,	December 31,
	2026	2025
Total Outstanding Debt	$55,000	$45,000
Unamortized discount, including exit fee	(4,329)	(7,630)
Debt, current	—	(9,964)
Debt, long-term	50,671	27,406
Finance lease	86	113
Debt, long-term, net	$50,757	$27,519
Royalty obligations and unamortized discount balances are as follows:

	September 30,	December 31,
	2026	2025
Total Royalty obligations	$51,886	$51,886
Unamortized discount	(23,027)	(25,945)
Current portion of royalty obligation	(157)	—
Royalty obligations, long term	$28,702	$25,941
Scheduled principal payments on the Term Loan Facility as of September 30, 2026 are as follows:

2031	$55,000
Total	$55,000
Note 14.    Warrants
Warrants Issued to Oaktree Capital Management, L.P.
On May 12, 2026, in connection with the Credit Agreement with Oaktree, the Company also entered into the Oaktree Warrant Issuance Agreement. Pursuant to this agreement, the Company issued to Oaktree, the Tranche A Warrant to purchase up to an aggregate of 230,271 shares of the Company's Common Stock at an exercise price of $4.18 per share. The Tranche A Warrant is exercisable at any time from the issuance date through May 12, 2031. Management estimated the fair value of the Tranche A Warrant to be $663, based on an assessment by an independent third-party appraiser. The fair value was estimated using the Black-Scholes pricing model, which utilized the Company's historical stock price to measure volatility and a holding period of five years based on the time period between the valuation date and the termination date as defined in the Credit Agreement. The fair value of the Tranche A Warrant is presented within Additional Paid-in Capital and the debt discount related to the Term Loan Facility on the Condensed Balance Sheets as of September 30, 2026. No portion of the Tranche A Warrant was exercised during the nine months ended September 30, 2026. Pursuant to the Oaktree Warrant Issuance Agreement, the Company will be obligated to issue additional warrants if additional tranches are drawn down under the Term Loan Facility. See Note 13, Long-Term Debt for additional information regarding the Term Loan Facility.
Warrants Issued to RTW Investments
On March 3, 2026, in connection with the Amendment No. 1 to the Purchase and Sale Agreement and the Equity Commitment Agreement with RTW, the Company also entered into the Warrant Issuance Agreement with the RTW investors. Pursuant to this agreement, the Company issued to the RTW Investors the RTW Warrant to purchase up to an aggregate of 375,000 shares of the Company's Common Stock. The RTW Warrant entitles the holders to purchase shares of Common Stock at an exercise price of $4.00 per share. The Warrant is exercisable at any time from the issuance date through March 3, 2029. Management estimated the fair value of the RTW Warrants to be $916, based on an assessment by an independent third-party appraiser. The fair value was estimated using the Black-Scholes pricing model, which utilized the Company's historical stock price to measure volatility and a holding period of three years based on the time period between the valuation date and the termination date as defined in the Warrant Issuance Agreement. The fair value of the RTW Warrants is presented within Additional Paid-in Capital on the Condensed Balance Sheets as of September 30, 2026 and within Interest income and other income, net on the Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2026.

No portion of the RTW Warrant was exercised during the nine months ended September 30, 2026.
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
No portion of the Initial Warrants and the Additional Warrants were exercised during the nine months ended September 30, 2025.
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
During the three months ended September 30, 2026, 160,548 shares were issued upon the exercise of the Warrants issued under the Securities Purchase Agreements, with the Company receiving proceeds of $154. During the three months ended September 30, 2025, 550,000 shares were issued upon the exercise of the New Warrants issued under the Securities Purchase Agreements, with the Company receiving proceeds of $1,430.
As of September 30, 2026, the following warrants were outstanding: New Warrants to purchase 2,200,000 shares of Common Stock with an exercise price of $2.60 per share, the Tranche A Warrant to purchase 230,271 shares with an exercise price of $4.18 per share and the RTW Warrants to purchase 375,000 shares with an exercise price of $4.00 per share.
Note 15.    Sale of Future Revenue
On November 3, 2020, the Company entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, the Company sold all of its contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, the Company received an upfront payment of $40,000 and an additional payment of

$10,000 through the achievement of the first milestone. The Company has received an aggregate amount of $50,000 through September 30, 2026 under the Monetization Agreement.
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
The following table shows the activity of the liability related to the sale of future revenue:

	September 30,	December 31,
	2026	2025
Liability related to the sale of future revenue, net at beginning of the period	$63,023	$63,718
Royalties related to the sale of future revenue	(1,013)	(938)
Amortization of issuance costs	182	243
Liability related to the sale of future revenue, net at end of the period (includes current portion of $1,000 and $1,000, respectively)	$62,192	$63,023

Note 16.     Other Non-Current Liabilities
The Company’s other non-current liabilities at September 30, 2026 and December 31, 2025 consisted of a confidential legal settlement net liability and AROs of $2,038 and $2,065, respectively.
As of September 30, 2026, AROs consist of estimated future spending related to removing certain leasehold improvements at the Company’s facilities in Portage, Indiana, and returning all facilities to their original condition. Depreciation expense related to the ARO assets included in overall depreciation expense for the three and nine months ended September 30, 2026 was $8 and $23, respectively. For the three and nine months ended September 30, 2025, these expenses totaled $7 and $20 respectively.

Balance at December 31, 2024	$2,039
Additions	—
Accretion	6
Balance at March 31, 2025	2,045
Additions	—
Accretion	7
Balance at June 30, 2025	2,052
Additions	—
Accretion	7
Balance at September 30, 2025	$2,059

Balance at December 31, 2025	$2,065
Additions	—
Accretion	7
Balance at March 31, 2026	2,072
Additions	—
Accretion	8
Balance at June 30, 2026	2,080
Reclassification to Accounts Payable (a)	(50)
Additions	—
Accretion	8
Balance at September 30, 2026	$2,038

(a)During the three months ended September 30, 2026, asset retirement obligations of $50 related to the terminated lease were reclassified into Accounts Payable as the liability is no longer considered a long-term obligation. See Note 10, Right-of-Use Assets and Lease Obligations.
Note 17.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of Common Stock.
Diluted EPS is adjusted by the effect of dilutive securities, including options and awards under the Company’s equity compensation plans, warrants and ESPP. As a result of the Company’s net loss incurred for the three and nine months ended September 30, 2026 and 2025, all potentially dilutive instruments outstanding would have anti-dilutive effects on per-share calculations. Therefore, basic and diluted net loss per share are the same for the three and nine months ended September 30, 2026 and 2025 as reflected below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(16,496)	$(15,446)	$(47,417)	$(51,924)
Denominator:
Weighted-average number of common shares – basic and diluted	125,548,783	110,584,371	124,395,079	101,857,974
Loss per common share – basic and diluted	$(0.13)	$(0.14)	$(0.38)	$(0.51)

(a)For the three and nine months ended September 30, 2026 and 2025, outstanding stock options of 7,809,979 and 6,940,167 to purchase shares of Common Stock, respectively, were anti-dilutive.
(b)For the three and nine months ended September 30, 2026 and 2025, outstanding restricted stock units of 3,257,190 and 4,672,451 to purchase shares of Common Stock, respectively, were anti-dilutive.
(c)For the three and nine months ended September 30, 2026 and 2025, outstanding warrants of 2,805,271 and 2,360,548 to purchase shares of Common Stock, respectively, were anti-dilutive.
Note 18.    Share-Based Compensation
The Company recognized share-based compensation in its Condensed Statements of Operations and Comprehensive Loss during the three and nine months ended September 30, 2026 and 2025 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Manufacture and supply	$84	$130	$219	$358
Research and development	319	1,310	868	2,048
Selling, general and administrative	1,723	1,337	6,252	3,842
Total share-based compensation expenses	$2,126	$2,777	$7,339	$6,248

Share-based compensation from:
Restricted stock units	$1,282	$1,997	$4,758	$4,506
Stock options	844	780	2,569	1,733
Employee stock purchase plan (ESPP)	—	—	12	9
Total share-based compensation expenses	$2,126	$2,777	$7,339	$6,248
Share-Based Compensation Equity Awards
The following tables provide information about the Company’s restricted stock unit and stock option activity during the nine month period ended September 30, 2026:
Restricted Stock Units
The following tables summarize the Company’s awards of service-based and market conditions vesting-based restricted stock units for the nine month period ended September 30, 2026:

Restricted Stock Unit Awards (RSUs) - Service-based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2025	2,684	$3.24
Granted	1,446	$4.28
Vested	(1,378)	$2.64
Forfeited	(58)	$4.17
Unvested as of September 30, 2026	2,694	$4.09
Expected to vest as of September 30, 2026	2,521	$4.09
As of September 30, 2026, $6,782 of total unrecognized compensation expenses related to unvested service-based restricted stock units are expected to be recognized over a remaining weighted average period of 1.82 years. The service-based restricted stock units granted to employees are subject to a three-year graduated vesting schedule and are not subject to performance-based criteria other than continued employment.

Restricted Stock Unit Awards (RSUs) - Market conditions vesting-based:	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of December 31, 2025	1,728	$2.55
Granted (a)	541	2.40
Vested	(1,706)	2.28
Forfeited	—	—
Unvested as of September 30, 2026	563	$2.82
Expected to vest as of September 30, 2026	523	$2.82
(a) The 2023 market conditions vesting-based restricted stock units vested at 150% in May 2026. These additional units were granted during the nine months ended September 30, 2026.
As of September 30, 2026, $706 of unrecognized compensation expense related to unvested market condition vesting- based restricted stock units are expected to be recognized over a remaining weighted average period of 1.43 years.
The 2023 market conditions vesting-based restricted stock units vested based on a Performance Price measured as the 30-day average of the closing prices of the Common Stock as reported on the Nasdaq Global Market immediately prior to and including the last calendar day of the three-year performance period (which ended on the third anniversary of the grant date). In accordance with the terms of the grant, the Performance Price was $3.25 or greater, and the Vesting Percentage was 150%.
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
The Company’s estimates of the fair value of the 2025 market conditions vesting-based awards at their grant or valuation dates were based on a Monte Carlo simulation and considered various variables and the following assumptions:

Expected dividend yield	0%
Expected volatility	91.5%
Risk-free interest rate	3.9%
Stock price at grant date	$2.65

Stock Option Awards:	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding as of December 31, 2025	6,558	$5.59
Granted	1,324	4.21
Exercised	(45)	1.13
Forfeited/Expired	(27)	3.20
Outstanding as of September 30, 2026	7,810	$5.39
Expected to vest as of September 30, 2026	7,686	$5.41
Exercisable as of September 30, 2026	5,771	$5.85

The fair values of stock options granted were estimated using the Black-Scholes pricing model based on the following assumptions:

	Nine Months Ended September 30, 2026
Expected dividend yield	—%	—	—%
Expected volatility	96%	—	98%
Expected term (years)	5.5	—	6.1
Risk-free interest rate	3.8%	—	4.4%
The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2026 was $3.34. During the nine months ended September 30, 2026, stock options were granted with a weighted average exercise price of $4.21.
As of September 30, 2026, $4,641 of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a remaining weighted average period of 1.69 years.
2022 Inducement Equity Incentive Plan (number of units in thousands)
In accordance with Nasdaq Listing Rule 5635(c)(4), the Company adopted the 2022 Equity Inducement Plan approved by the Compensation Committee of the Board of Directors of the Company effective as of July 29, 2022. There were 175 service-based awards and 125 options granted under this Plan during the nine months ended September 30, 2026. The options and service-based awards granted under this Plan are included in the tables above. As of September 30, 2026, 600 shares remained available for grant under this Plan.
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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three and nine months ended September 30, 2026, the effective income tax rate was 0%, and the Company recorded no income tax expense from its pretax losses of $16,496 and $47,417, respectively. For the three and nine months ended September 30, 2025, the effective income tax rate was 0%, and the Company recorded no income tax expense from its pretax losses of $15,446 and $51,924, respectively.
The primary factors impacting the effective tax rate for the three and nine months ended September 30, 2026 is the anticipated full year pre-tax book loss and a full valuation allowance against any associated net deferred tax assets.
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
These changes were reflected in the income tax provision for the three and nine months ended September 30, 2026. As the result of the Company maintaining a full valuation allowance against its U.S. federal and state deferred tax assets, the changes introduced by this legislation did not result in a material impact to the Company’s income tax provision or deferred tax balances for the current reporting period. The Company will continue to monitor the potential future impacts of the legislation, including any changes to its valuation allowance assessment, as further guidance becomes available and as facts and circumstances evolve.

Note 20.    Contingencies
From time to time, the Company has been and may again become involved in legal proceedings arising in the course of its business, including product liability, intellectual property, securities, civil tort, and commercial litigation, and environmental or other regulatory matters.
California Litigation
Neurelis, Inc. v. Aquestive Therapeutics, Inc.
On December 5, 2019, Neurelis, Inc. ("Neurelis") filed a civil tort lawsuit against the Company in the Superior Court of California, County of San Diego. In December 2025, the parties reached a mutual out-of-court settlement agreement resolving all claims related to the matter, the terms of which settlement agreement are confidential. In the settlement agreement, the Company did not concede liability and settled the matter for business reasons. The Company does not consider this settlement material to its financial condition. The settlement of the matter was recorded within Selling, general, and administrative expenses on the Company's Statements of Operations and Comprehensive Loss for the year ended December 31, 2025. The current liability was recorded within Accounts payable and the non-current liability was recorded within Other non-current liabilities on the Company's Balance Sheets as of September 30, 2026 and December 31, 2025. On April 3, 2026, the court signed the Order dismissing the case with prejudice.
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
Subsequently, on February 3, 2026, Congress adopted and the President signed into law legislation that amended the Orphan Drug Act to provide that ODE applies only to the extent a subsequent applicant seeks approval for the same approved use or indication within the designated rare disease or condition to which the ODE applies. As applied, this legislation would confirm the FDA's long-standing interpretation of the Orphan Drug Act and its authority to approve another sponsor’s orphan drug for a different use or indication than that of an approved drug with ODE, such as the FDA's prior approval of Libervant for ARS patients aged between two and five years. On February 16, 2026, the Company filed a motion with the DC Appellate Court requesting that the DC Appellate Court order all parties to submit simultaneous briefs regarding appropriate next steps regarding this legislation and its intended application to this case, including the possibility of a summary disposition of the matter by the DC Appellate Court. The parties submitted briefs to the DC Appellate Court and oral argument has been scheduled for December 2026. The Company is not able to determine or predict the ultimate outcome of these proceedings or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
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
Note 21. Subsequent Events

Licensing and Supply Agreement with Eton Pharmaceuticals, Inc.

On October 13, 2026, the Company entered into a license agreement with Eton pursuant to which the Company granted Eton exclusive U.S. rights to commercialize Libervant for the acute treatment of seizure clusters in patients with epilepsy, subject to applicable regulatory approvals. Libervant has received tentative approval from the FDA for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity that are distinct from a patient's usual seizure pattern in patients with epilepsy 2 to 5 years of age and ages 12 and older.
Under the terms of the License Agreement, the Company received an upfront license fee payment of $10,000 from Eton. In addition, the Company is entitled to receive from Eton additional regulatory and commercial milestone payments of up to an aggregate of $47,500 upon the achievement of specified milestones, including: $10,000 upon first commercial sale in the United States, reduced to $5,000 if full FDA approval permitting commercial sale for ages 2–5 has not been received; $2,500 upon approval by the FDA of the Product for patients ages 6–11; and up to $35,000 of commercial milestones tied to the Product's achievement of certain annual net sales levels in the United States. The Company will also receive royalties on annual net sales of the Product at a mid-teens percentage rate from Eton.
In connection with the License Agreement, the Company also entered into a supply agreement with Eton under which the Company will serve as the exclusive manufacturer and supplier of the Product to Eton, subject to specified exceptions. The Supply Agreement provides for an initial term of 20 years. At the conclusion of such initial term, the Supply Agreement will be subject to an automatic extension for succeeding three-year periods unless either party notifies the other of its desire not to renew at least two years prior to the end of the initial term or any succeeding term.

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
These forward-looking statements include, but are not limited to, statements regarding the advancement and related timing of Anaphylm™ (dibutepinephrine) Sublingual Film through the FDA regulatory review and approval process; our ability to address the matters identified by the FDA in the Complete Response Letter ("CRL") dated January 30, 2026; the FDA’s review of the Class 2 resubmission of the Anaphylm NDA and potential approval by the March 16, 2027 PDUFA goal date; the Company’s commercial launch strategy, launch readiness and potential launch of Anaphylm, if approved; the significance, interpretation and sufficiency of the human factors and pharmacokinetic study results and the pharmacokinetic and pharmacodynamic data supporting the NDA resubmission; whether the NDA resubmission adequately addresses the deficiencies identified by the FDA in the CRL; the potential approval of Anaphylm by the FDA; potential international regulatory submissions and marketing authorizations for Anaphylm, including the anticipated timing of submissions in Canada and the European Union; Anaphylm’s potential to be the first and only non-invasive orally delivered epinephrine product and to be accepted as an alternative to existing standards of care, if approved by the FDA; the advancement, growth and related timing of our AdrenaVerse™ pipeline epinephrine prodrug product candidates, including AQST-108 (epinephrine) topical gel, through clinical development and FDA regulatory approval process, including design and timing of clinical studies including those necessary to support possible indications; the potential sale or outlicensing of Anaphylm or other product candidates; anticipated timelines, milestones, and guidance relating to regulatory submissions, clinical studies, regulatory interactions, and potential approvals, which are subject to change based on regulatory feedback, protocol alignment, data sufficiency, and other factors outside the Company’s control; the timing and outcome of FDA review of Libervant, including potential final approval, label expansion and commercial availability; Eton’s commercialization of Libervant; the potential receipt by the Company of contingent milestone and royalty payments; and the Company’s manufacture and supply of Libervant; the commercial opportunity of Libervant, Anaphylm, AQST-108 and our other product candidates, should these product candidates be approved by the FDA; the focus on continuing to manufacture Suboxone®, Emylif®, Sympazan®, Ondif® and other licensed products; the potential benefits our products and product candidates could bring to patients; the achievement of clinical and commercial milestones, product orders and fulfillment; our cash requirements, cash funding and cash burn; short-term and longer term liquidity and the ability to fund our business operations; our growth and future financial and operating results and financial position, including with respect to our 2026 financial outlook; and business strategies, market opportunities, and other statements that are not historical facts.

These forward-looking statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with our development work, including any delays or changes to the timing, cost and success of our product development activities and clinical trials and plans, including those relating to Anaphylm, AQST-108, and our other product candidates; risks related to our existing indebtedness and potential future obligations under our Credit Agreement, including the risk that, should Anaphylm receive FDA approval, our indebtedness will increase substantially, and there is no assurance that revenues from the commercialization of Anaphylm will be sufficient to service or repay such obligations; and that, if Anaphylm does not receive FDA approval, we will be required to maintain larger cash reserves to fund ongoing operations and will not be able to deploy those funds for other purposes; risks that restrictive covenants contained in our Credit Agreement could limit our operational flexibility, including restrict our ability to incur additional indebtedness or make investments, and impair our ability to raise additional capital when needed; risks that preliminary, topline, interim or summary human factors, pharmacokinetic or pharmacodynamic results may differ from final analyses or may be interpreted differently by regulatory authorities; the possibility that the FDA may disagree with the Company's interpretation of study results, findings or conclusions, or may request additional information, analyses, human factors studies or clinical studies; risks associated with our ability to address the FDA's comments on and identified deficiencies in our NDA, including the concerns raised by the FDA in the CRL, and whether the FDA may request further information from us (including additional studies), disagree with our protocols, study designs or findings, or otherwise undertake a lengthy review of our NDA resubmission; the risk that the FDA may consider issues raised in one or more citizen petitions or similar submissions relating to Anaphylm; risks associated with obtaining regulatory approvals outside the United States; risks of delays in, or failure to obtain, regulatory approval of Anaphylm; risk of government shutdowns or actions to reduce government workforces on the ability of the FDA to act on the approval of our product candidates, including Anaphylm and Libervant; risks associated with the success of any competing products, including generics; risks and uncertainties inherent in commercializing a new product (including technology risks, financial risks, market risks and implementation risks and regulatory limitations); risk of development of a sales and marketing capability for commercialization of our product candidates, including Anaphylm, if approved by the FDA; risks associated with the potential impact on the value of the Company of the sale or outlicensing of our product and product candidates, including Libervant and Anaphylm and other product candidates; risk of insufficient capital and cash resources, including insufficient access to available debt and equity financing, including under our ATM facility and the RTW Funding Agreement, and revenues from operations, to satisfy all of our short-term and longer-term liquidity and cash requirements to support our growth strategy, and other cash needs, at the times and in the amounts needed, and to fund future clinical development and commercial activities for our product candidates, including Anaphylm, AQST-108 and Libervant should these product candidates be approved by the FDA; risk of the impact of our obligations under the Company's Purchase Agreement and the Royalty Rights Agreement with third parties, each of which agreements requires the Company to make payments to each counterparty thereof, respectively, of a portion of our revenues, on our ability to contribute to the funding of our operations and the payment of interest on our debt; risk of eroding market share for Suboxone® as a sunsetting product, which accounts for a substantial part of our current operating revenue; risk of default of our debt instruments; risks related to the outsourcing of certain sales, marketing and other operational and staff functions to third parties; risk of the rate and degree of market acceptance in the U.S. and abroad of Anaphylm, AQST-108, Libervant and our other product candidates, should these product candidates be approved by the FDA and other regulatory authorities, and for our licensed products in the U.S. and abroad; risk associated with the size and growth of our product markets; risk associated with our compliance with all FDA and other governmental and customer requirements for our manufacturing facilities; risks associated with intellectual property rights and infringement claims relating to our products; risk that our patent applications for our product candidates, including for Anaphylm, will not be timely issued, or issued at all, by the United States Patent and Trademark Office (PTO) or, if issued, will be sufficient to provide long-term commercial success of these product candidates; risk of unexpected patent developments; risk of legislation and regulatory actions and changes in laws or regulations affecting our business, including relating to our products and product candidates and product pricing, reimbursement or access therefor; risk of loss of significant customers; risks related to claims and legal proceedings against us including patent infringement, securities, business torts, investigative, product safety or efficacy and antitrust litigation matters; risk of product recalls and withdrawals; risks related to any disruptions in our information technology networks and systems, including the impact of cybersecurity attacks; risk of increased cybersecurity attacks and data accessibility disruptions due to remote working arrangements; risk of adverse developments affecting the financial services industry; risks related to inflation and changing interest rates; risks related to the impact of pandemic diseases on our business; risks and uncertainties related to general economic, political (including the Ukraine, Israel and Iran wars and other acts of war and terrorism), business, industry, regulatory, financial and market conditions and other unusual items; risks related to uncertainty about presidential administration initiatives and their impact on our business, including imposition of government tariffs and other trade restrictions; and other uncertainties affecting the Company including those described in the "Risk Factors" section and in other sections included in this Quarterly Report on Form 10-Q. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in the risk factors of the Company’s 2025 Annual Report on Form 10‑K and our other Quarterly Reports on Form 10‑Q and in our Current Reports on Form 8-K and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as the date made. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We assume no obligation to update forward-looking statements, or outlook or guidance after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, except as may be required by applicable law. Readers should not rely on the forward-looking statements included in this Quarterly Report on Form 10-Q as representing our views as of any date after the date of the filing of this Quarterly Report on Form 10‑Q.
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Aquestive,” the "Company,” “we,” “us,” and “our” refer to Aquestive Therapeutics, Inc.
Overview
Aquestive is a biopharmaceutical company advancing medicines to bring meaningful improvement to patients' lives through innovative science. The worldwide leader in delivering trusted, quality medications on oral film, Aquestive operates with its headquarters in New Jersey and U.S.-based manufacturing facilities in Indiana. The Company is the exclusive manufacturer of four commercialized products marketed by its licensees across six continents using proprietary, best-in-class technologies like PharmFilm®. Aquestive's AdrenaVerse™ platform contains a library of more than 20 epinephrine prodrugs enabling the pursuit of various potential allergy and dermatological indications. The Company is advancing Anaphylm™ (dibutepinephrine) sublingual film for the treatment of Type 1 allergic reactions, including anaphylaxis, and AQST-108 (epinephrine) topical gel for various potential dermatological conditions.
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
Recent Regulatory Updates
We completed the Anaphylm NDA submission to the FDA in the first quarter of 2025. On June 13, 2025, the NDA submission was accepted by the FDA and a PDUFA goal date of January 31, 2026 was assigned. The Company was informed in September 2025 that the FDA would not hold an Advisory Committee meeting regarding the approval of Anaphylm.
On January 30, 2026, the Company received a CRL that focused on administration and labeling guidance. Clinical trial results submitted as part of the NDA regarding comparability to approved auto-injectors (such as EpiPen and Auvi-Q), such as bracketing, repeat dose, and sustainability, were not questioned in the CRL. In addition, there were no CMC issues noted in the CRL. The FDA cited deficiencies in the Anaphylm human factors (HF) validation study. These included instances of difficulty opening the pouch, torn film during pouch opening, incorrect placement of the film during administration, chewing the film, and/or removal of the film after administration. If unaddressed, the FDA believes these issues could cause significant safety issues in the setting of anaphylaxis. To resolve the FDA’s concerns, the Company modified the pouch opening, instructions for use, pouch and carton labeling, and conducted a new HF validation study with these modifications and a pharmacokinetic (PK) study requested by the FDA to test the effect of these modifications.
On August 10, 2026, the Company announced results from its recent HF validation study and PK study for Anaphylm. The new HF study evaluated a revised packaging design, incorporating modifications to the pouch opening, instructions for use, and pouch and carton labeling intended to address previously identified issues. The new HF study shows significant improvement across each deficiency identified by the FDA. The median time to open a pouch decreased from 17 seconds in the previous study to 3 seconds. The number of participants who had difficulty opening the pouch decreased from 26 (out of 166) to 1 (out of 105). The number of participants who incorrectly administered the film in the mouth decreased from 20 (out of 166) to 2 (out of 105). In the latest HF study, no participants were observed chewing the film or removing the film. In addition, using the revised packaging and revised instructions for use, the Company conducted a single PK study in healthy volunteers comparing self-administration to clinician-administered as well as manual IM administration. No administration errors were observed in the self-administration arm of the PK study. In a separate PK arm evaluating purposely misplaced (top‑of‑tongue) administration requested by the FDA, geometric mean Cmax was lower and Tmax longer than with correct sublingual placement, as expected, though the observed pharmacodynamic response was comparable to or of greater magnitude than that observed with injectable epinephrine. No serious adverse events, or events leading to study drug discontinuation were reported in the PK study.
On September 16, 2026, the Company resubmitted the Anaphylm New Drug Application to the FDA, and on September 17, 2026, the Company announced the resubmission. On October 15, 2026, the Company announced that the FDA had acknowledged the resubmission as complete, classified it as a Class 2 response and assigned a PDUFA goal date of March 16, 2027.

The Company continues to advance commercial-readiness activities for a potential U.S. launch of Anaphylm, if approved. The Company has a coordinated launch plan across medical affairs, market access, commercial, operations, manufacturing and supply readiness, with activities and investments staged against the regulatory timeline, and remains on track to be launch-ready during the first quarter of 2027, if Anaphylm is approved by the FDA.

The Company is concurrently pursuing regulatory strategies outside the United States. Based on feedback from regulatory agencies, the Company expects to submit regulatory applications by utilizing its existing clinical data. The Company expects to submit a New Drug Submission to Health Canada in the fourth quarter of 2026 and plans to file in the European Union in the first quarter of 2027. The Company believes that these markets represent important opportunities to potentially expand access to the Company’s non-invasive epinephrine therapy globally.

Clinical Development of Anaphylm
The Company believes that the Anaphylm NDA resubmission is supported by a comprehensive clinical development program consisting of twelve independent clinical studies with approximately 1,063 total administrations across 451 subjects, including 904 single-dose and 127 repeat-dose exposures of Anaphylm in adults and 32 single-dose exposures in pediatrics. As part of the clinical development program, Aquestive conducted a first-of-its-kind oral allergy syndrome study, which demonstrated Anaphylm's performance in a real-world, allergen-induced setting. The program demonstrated that Anaphylm delivers a PK profile comparable to the leading epinephrine auto-injectors. These studies showed that Anaphylm was generally well-tolerated and had a safety profile similar to that of epinephrine.
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

In June 2024, we reported positive topline PK data from the Company's temperature / pH study of Anaphylm. The single-dose, five-period, randomized crossover study was designed to compare the PK and PD of Anaphylm just after consuming normal water at different temperatures (hot, cold, and room temperature) as well as water of different pHs (acidic- lemon water, and basic- baking soda water). The most consumed beverages, such as soda, milk, coffee, and juice, have acidity between lemon water and normal water. The primary PK parameters were the maximum amount of epinephrine measured in Cmax and exposure, or the AUC, at predefined time points after dosing, in 30 healthy adult subjects. Topline PK and PD data from the study showed no statistically significant difference in PK and PD results between the different groups based on temperature and pH variability in the mouth.
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
In October 2024, we reported positive topline data from an OASIS study, meeting both primary and secondary endpoints. The two-part study demonstrated that Anaphylm's PK and PD profile during allergen-induced oral physiological changes was consistent with its profile without an allergen challenge. In addition, following allergen exposure where 94% of subjects exhibited moderate to severe symptoms per the predefined oral severity score, rapid symptom resolution was observed beginning as early as 2 minutes post-administration. The median time to complete symptom resolution was 12 minutes compared to 74 minutes at screening baseline, with 50% of all symptoms across all subjects resolving by 5 minutes. The mean time of symptom resolution for edema, which affected approximately 25% of subjects, was 5 minutes after Anaphylm administration. The PK profile remained consistent, with median Tmax maintained at 12 minutes and comparable Cmax values between allergen-exposed and non-exposed cohorts. The safety profile was favorable, with all adverse events classified as mild to moderate and resolving without medical intervention.
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
•AQST-108 (epinephrine) topical gel – Our product candidate, AQST‑108, is generated from our AdrenaVerse™ platform which contains a library of over twenty epinephrine prodrugs intended to control absorption and conversion rates across a variety of possible dosage forms and delivery sites. Epinephrine plays a critical role in immune suppression but, until now, its utility has been limited due to issues in the absorption and conversion of epinephrine in the human body. We believe that our AdrenaVerse epinephrine prodrug platform has demonstrated the ability to harness the therapeutic potential of epinephrine through highly differentiated prodrug formulations, which are designed to achieve absorption, provide sustained local exposure and avoid systemic exposure.

AQST-108 is a topically delivered adrenergic agonist prodrug candidate being developed for potential dermatologic indications. Following completion of a first-in-human study in which no serious or topical adverse events were observed, the Company is advancing the program in atopic dermatitis. The Company opened an IND for this product candidate in the fourth quarter of 2025.

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
The Company recently completed its second phase 1 clinical trial, which was designed to further characterize the safety, tolerability, and pharmacologic profile of the topical epinephrine prodrug gel. There were no drug-related adverse events observed in the study and the data did not indicate signs of systemic absorption. In addition, Aquestive identified a biomarker signal through the suppression of the cytokine TSLP when compared to placebo. The TSLP signaling pathway involves the activation of JAK 1 and JAK 2. This signal will be explored further in upcoming studies. AQST-108 is believed to have potential immunomodulatory effects, including downregulation of certain chemoattractants and inflammatory mediators, while stabilizing mast cells. The Company expects to conduct additional clinical work beginning in the first quarter of 2027. We continue to believe AQST-108 has potential application across a variety of dermatologic inflammatory indications, including atopic dermatitis. The planned study is expected to collect genomic and biomarker data to inform further development of AQST-108 and the AdrenaVerse platform. The Company continues to evaluate additional potential dermatologic indications.

Proprietary CNS Product Candidate
We believe the application of our proprietary PharmFilm® technology is particularly valuable and relevant to patients suffering from certain CNS disorders to meet patients’ unmet medical needs and to solve patients’ therapeutic problems. Our most advanced asset within our proprietary CNS portfolio, focused in epilepsy, is as follows:
•Libervant® (diazepam) buccal film is a product candidate consisting of a buccally administered film formulation of diazepam, a benzodiazepine. If approved for U.S. market access, Libervant would be indicated for the acute treatment of intermittent, stereotypic episodes of frequent seizure activity (i.e., seizure clusters, acute repetitive seizures) that are distinct from a patient’s usual seizure pattern in patients with epilepsy. Libervant has received tentative FDA approval for patients two to five and twelve years of age and older. It is not currently available for U.S. market access. Final FDA approval for patients twelve years of age and older is subject to expiration of the orphan drug exclusivity for Valtoco® on January 10, 2027, and final FDA action, with a PDUFA goal date of March 23, 2027. The Company has also submitted a Type 9 NDA seeking to add patients six to eleven years of age to the label, with a PDUFA goal date of March 29, 2027.

On October 13, 2026, the Company entered into a license agreement with Eton pursuant to which the Company granted Eton exclusive U.S. rights to commercialize Libervant, subject to applicable regulatory approvals. Eton will be responsible for U.S. commercialization, while the Company received a $10,000 upfront license fee and is eligible to receive up to $47,500 in contingent regulatory and sales-based milestone payments and mid-teens royalties on net sales. The Company will remain the exclusive manufacturer and supplier of Libervant under a 20-year supply agreement, subject to specified exceptions. See Note 21, Subsequent Events to the accompanying Condensed Financial Statements. See “Licensed Commercial Products, Product Candidates and Other Products – Libervant” for a discussion of the licensing arrangement for Libervant outside the United States.

Licensed Commercial Products, Product Candidates and Other Products
Our portfolio also includes other products and product candidates that we have licensed, or will seek to license, or for which we have licensed our intellectual property for commercialization. In the nine months ended September 30, 2026 and 2025, our licensed product portfolio generated $35,822 and $31,530 in revenue to Aquestive, respectively. Those products include:
•Suboxone® – a sublingual film formulation of buprenorphine and naloxone, respectively an opioid agonist and antagonist, that is marketed in the United States and internationally for the treatment of opioid dependence. Suboxone was launched by our licensee, Indivior, in 2010. Suboxone is the most prescribed branded product in its category and was the first sublingual film product for the treatment of opioid dependence. We are the sole and exclusive supplier and manufacturer of Suboxone and have produced over 3.0 billion doses of Suboxone since its launch in 2010. As of

September 30, 2026, Suboxone branded products retain approximately 25% film market share as generic film-based products have penetrated this market.
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
•Sympazan® – an oral soluble film formulation of clobazam used for the treatment of seizures associated with a rare, intractable form of epilepsy known as LGS, in patients aged two years of age or older, was approved by the FDA on November 1, 2018. We commercially launched Sympazan in December 2018. On October 26, 2022, we entered into a License Agreement with Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc., pursuant to which we granted an exclusive, worldwide license of its intellectual property for Sympazan to Assertio during the term of that agreement for an upfront payment of $9,000. Additionally, we subsequently received from Assertio a $6,000 milestone payment upon its receipt of a notice of allowance from the United States Patent and Trademark Office of its patent application U.S. Serial No. 16/561,573, and payment of the related allowance fee. Aquestive is the exclusive sole manufacturer and supplier of Sympazan for Assertio and will receive manufacturing fees from Assertio for the product through the expiration of such License Agreement. On April 8, 2026 Assertio entered into an Asset Purchase Agreement with Cosette to divest a portfolio of products, including Sympazan, to Cosette. Under the Asset Purchase Agreement, Assertio assigned and transferred its rights and certain obligations arising post closing relating to Sympazan to Cosette. Cosette assumed the intellectual property license and rights to commercialize Sympazan and will continue to purchase product and pay royalties and make milestone-related payments to Aquestive under the Assertio Agreement.
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
On May 19, 2026, the SEC proposed amendments to streamline filer status categories for companies subject to reporting obligations under the Exchange Act into two primary categories: “large accelerated filers” and “non-accelerated filers.” The public float requirement for large accelerated filer status would be revised from $700,000 to $2,000,000 and would require a registrant to have been subject to Exchange Act reporting requirements for at least 60 consecutive calendar months before it could become a large accelerated filer. The proposal would eliminate the accelerated filer and smaller reporting company categories as separate filer status categories and would instead extend existing accommodations and scaled disclosure requirements currently available to smaller reporting companies and emerging growth companies to all non-accelerated filers. The proposal is intended to simplify the existing reporting framework, under which companies may be required to evaluate overlapping filer statuses, including large accelerated filer, accelerated filer, non-accelerated filer, smaller reporting company and emerging growth company status. As a “non-accelerated filer”, we would also benefit from certain emerging growth company-style accommodations, including exemptions from pay-versus-performance disclosure and shareholder advisory votes on executive compensation, including say-on-pay, say-on-frequency and golden parachute advisory votes. As of the date of this filing, the proposal remain pending and has not been adopted. The Company cannot predict whether the SEC will adopt the proposed amendments as proposed, with modifications, or at all.

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
Loss on Extinguishment
On May 12, 2026, we issued the Term Loan Facility and used the proceeds from the issuance to repay the outstanding principal balance under the 13.5% Notes of $45,000, and $2,000 exit fee. We also incurred a prepayment penalty of $3,825 and other transaction expenses. We recognized a loss on extinguishment of debt of $11,683 on the Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2026. The loss represents the difference between the carrying value of the 13.5% Notes as of May 12, 2026 and the total payoff amount of the 13.5% Notes.
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
Interest Expense related to the Sale of Future Revenue
On November 3, 2020, we entered into the Monetization Agreement with Marathon. Under the terms of the Monetization Agreement, we sold to Marathon all of our contractual rights to receive royalties and milestone payments due under the Sunovion License Agreement related to Sunovion’s apomorphine product, KYNMOBI®, an apomorphine film therapy for the treatment of off episodes in Parkinson’s disease patients, which received approval from the FDA on May 21, 2020. In exchange for the sale of these rights, we received an upfront payment from Marathon of $40,000 and an additional payment of $10,000 through the achievement of the first milestone. We have received an aggregate amount of $50,000 through September 30, 2026 under the Monetization Agreement.
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
Interest Income and other income, net
Interest income and other income, net consists of earnings derived from interest-bearing accounts, money market Treasury mutual funds, Treasury Bills, and other miscellaneous income and expense items including expenses associated with the issuance of the RTW Warrants. The interest-bearing accounts have no minimum amounts to be maintained in the accounts for which interest and dividends are earned.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenues:
The following table sets forth our revenue data for the periods indicated.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except %)	2026	2025	$	%	2026	2025	$	%
Manufacture and supply revenue	$6,659	$11,467	$(4,808)	(42%)	$27,363	$28,243	$(880)	(3%)
License and royalty revenue	824	1,038	(214)	(21)%	7,545	2,667	4,878	183%
Co-development and research fees	74	302	(228)	(75)%	914	1,098	(184)	(17)%
Proprietary product revenue, net	—	—	—	—%	—	(478)	478	N/M
Total revenues	$7,557	$12,807	$(5,250)	(41)%	$35,822	$31,530	$4,292	14%

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
For the three months ended September 30, 2026, total revenues decreased 41%, or $5,250, compared to the same period in the prior year primarily due to decreases in manufacture and supply revenue.
Manufacture and supply revenue decreased approximately 42%, or $4,808, for the three months ended September 30, 2026 compared to the same period in the prior year. This decrease was primarily due to lower Suboxone revenues of approximately $5,600, partially offset by higher Ondif revenues of approximately $1,100 due to timing of product orders.
License and royalty revenue decreased 21%, or $214, for the three months ended September 30, 2026 compared to the same period in the prior year. This decrease was primarily due to lower estimated royalty revenues.
Co-development and research fees decreased 75%, or $228, for the three months ended September 30, 2026 compared to the same period in the prior year. This decrease was driven by the timing of the achievement of research and co-development performance obligations which are expected to fluctuate among reporting periods.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026, total revenues increased 14%, or $4,292, compared to the same period in the prior year primarily due to increases in license and royalty revenue, partially offset by decreases in manufacture and supply revenue.
Manufacture and supply revenue decreased approximately 3%, or $880, for the nine months ended September 30, 2026 compared to the same period in the prior year. This decrease was primarily due to lower Ondif revenues of approximately $2,600, partially offset by higher Suboxone revenues of approximately $1,600.
License and royalty revenue increased 183%, or $4,878, for the nine months ended September 30, 2026 compared to the same period in the prior year. This increase was primarily due to royalty revenue from Zevra.
Co-development and research fees for the nine months ended September 30, 2026 decreased 17%, or $184 compared to the same period in the prior year. This decrease was driven by the timing of the achievement of research and co-development performance obligations which are expected to fluctuate among reporting periods.
Proprietary product revenue, net increased by $478 for the nine months ended September 30, 2026 compared to the same period in the prior year. This increase was primarily due to the change in the estimated returns allowance provision in the prior year period due to the withdrawal of the product as U.S. market access ended in April 2025.
Expenses, Interest Income and Other Income:

The following table sets forth our expenses and income for the periods indicated.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except %)	2026	2025	$	%	2026	2025	$	%
Manufacture and supply	$3,606	$4,506	$(900)	(20%)	$11,092	$12,719	$(1,627)	(13%)
Research and development	4,251	4,530	(279)	(6)%	12,417	13,996	(1,579)	(11)%
Selling, general and administrative	14,169	15,250	(1,081)	(7)%	39,209	47,027	(7,818)	(17)%
Loss on extinguishment of debt	—	—	—	—%	11,683	—	11,683	N/M
Interest expense	1,845	2,779	(934)	(34)%	7,555	8,342	(787)	(9)%
Interest expense related to royalty obligations	973	1,433	(460)	(32)%	2,918	4,304	(1,386)	(32)%
Interest expense related to the sale of future revenue	62	61	1	2%	183	181	2	1%
Interest income and other income, net	(853)	(306)	(547)	179%	(1,818)	(3,115)	1,297	(42)%
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Manufacture and supply costs and expenses decreased 20%, or $900, for the three months ended September 30, 2026 compared to the same period in the prior year. The decrease in manufacture and supply costs was due to changes in product mix.

Research and development expenses decreased 6% or $279 for the three months ended September 30, 2026 compared to the same period in the prior year. The decrease in R&D expenses was primarily due to lower share-based compensation, which was the result of acceleration of compensation due to severance in the prior year period, partially offset by higher clinical trial costs associated with the Anaphylm program.
The tables below provide a breakdown of the major costs included in total R&D expenses and project costs by type of expense for each of the main clinical development projects in which we are engaged for each period presented:

	Three Months Ended September 30,		Change
(In thousands)	2026	2025	$	%
Clinical Trials	$1,006	$157	$849	541%
Development and Manufacturing	277	47	230	489%
Product Research Expenses	190	577	(387)	(67%)
Total Project Expenses	1,473	781	692	89%
Preclinical	247	304	(57)	(19%)
R&D personnel costs	1,899	1,691	208	12%
Consulting and outside services	86	80	6	8%
Share-based compensation	319	1,310	(991)	(76%)
Depreciation/amortization	16	16	—	—%
All other R&D	211	348	(137)	(39%)
Total	$4,251	$4,530	$(279)	(6%)

The details of the project expenses are as follows:

	Three Months Ended September 30,
	2026	2025		2026	2025		2026	2025
	Total		% inc / dec	Anaphylm		% inc / dec	AQST-108		% inc / dec
Clinical Trials	$1,006	$157	541%	$984	$315	212%	$22	$(158)	(114)%
Development and Manufacturing	277	47	489%	5	20	(75%)	272	27	N/M
Product Research Expenses	190	577	(67%)	190	577	(67%)	—	—	—%
Total Project Expenses	$1,473	$781	89%	$1,179	$912	29%	$294	$(131)	(324)%
Total project expenses for Anaphylm increased 29%, or $267 over the comparable period in 2025. Anaphylm clinical trial costs increased by $669 due to the HF and PK studies completed for the Anaphylm NDA resubmission, partially offset by decreases in product research expenses of $387. Total project expenses for AQST-108 increased $425 over the comparable period in 2025. AQST-108 clinical trial costs increased $180 over the comparable period in 2025 due to a credit received from a vendor in the prior year period.
Selling, general and administrative expenses decreased 7%, or $1,081 for the three months ended September 30, 2026 as compared to the same period in the prior year. The decrease primarily represents lower legal fees of approximately $1,500, lower commercial spending of approximately $1,400, and lower regulatory expenses related to Anaphylm of approximately $600, partially offset by higher personnel costs of approximately $900, higher share-based compensation expenses of approximately $400, and higher consulting and outside services expenses of approximately $400 as well as other expenses.
Interest expense was $1,845 and $2,779 for the three months ended September 30, 2026 and 2025, respectively. These amounts represent interest incurred on the Term Loan Facility, the 13.5% Notes prior to redemption, amortization of the debt and legal settlement discounts and capitalized debt issuance costs.
Interest expense related to amortization of the discount on the royalty obligations was $973 and $1,433 for the three months ended September 30, 2026 and 2025, respectively. These amounts are due to the accounting associated with the royalty obligations as part of the 13.5% Notes issuance. The decrease from the comparable period is due to a lower effective interest rate as a result from the update to the probability-weighted cash flows for future sales as of December 31, 2025.

Interest expense related to the sale of future revenue was $62 and $61 for the three months ended September 30, 2026 and 2025, and represents amortization of the issuance costs. These amounts are due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and do not represent or imply a monetary obligation or cash outflow at any time during the life of the transaction. In June 2023, Sunovion announced that it had voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets. Therefore, the Company likely will not receive any of the additional contingent payments under the Monetization Agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022. See Note 15, Sale of Future Revenue to our Condensed Financial Statements for details.
Interest income and other income, net was $853 and $306 for the three months ended September 30, 2026 and 2025.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Manufacture and supply costs and expenses decreased 13% or $1,627 for the nine months ended September 30, 2026 compared to the same period in the prior year. The decrease was largely due to changes in product mix.
R&D expenses decreased 11% or $1,579 for the nine months ended September 30, 2026 compared to the same period in the prior year. The decrease in R&D expenses is primarily due to a decrease in clinical trial costs and product research expenses associated with the Anaphylm program, and decreases in share-based compensation, which was the result of acceleration of compensation due to severance in the prior year period, partially offset by increases in personnel costs and increases in AQST-108 clinical trial costs. The tables below provide a breakdown of the major costs included in total R&D expenses and project costs by type of expense for each of the main clinical development projects in which we are engaged for each period presented:

	Nine Months Ended September 30,		Change
(In thousands)	2026	2025	$	%
Clinical Trials	$3,300	$3,260	$40	1%
Development and Manufacturing	296	148	148	100%
Product Research Expenses	727	1,450	(723)	(50%)
Total Project Expenses	4,323	4,858	(535)	(11)%
Preclinical	634	655	(21)	(3%)
R&D personnel costs	5,773	5,303	470	9%
Consulting and outside services	186	217	(31)	(14%)
Share-based compensation	868	2,048	(1,180)	(58%)
Depreciation/amortization	44	47	(3)	(6%)
All other R&D	589	868	(279)	(32%)
Total	$12,417	$13,996	$(1,579)	(11%)

The details of the project expenses are as follows:

	Nine Months Ended September 30,
	2026	2025		2026	2025		2026	2025
	Total		% inc / dec	Anaphylm		% inc / dec	AQST-108		% inc / dec
Clinical Trials	$3,300	$3,260	1%	$2,572	$3,059	(16)%	$728	$201	262%
Development and Manufacturing	296	148	100%	20	95	(79%)	276	53	421%
Product Research Expenses	727	1,450	(50%)	727	1,450	(50%)	—	—	—%
Total Project Expenses	$4,323	$4,858	(11%)	$3,319	$4,604	(28%)	$1,004	$254	295%
Total project expenses for Anaphylm decreased 28%, or $1,285 over the comparable period in 2025. Anaphylm clinical trial expenses and product research expenses decreased $487 and $723, respectively over the comparable period in 2025. AQST-108 clinical trial expenses, and development and manufacturing expenses increased $527 and $223, respectively over the comparable period in 2025.
Selling, general and administrative expenses decreased 17% or $7,818 for the nine months ended September 30, 2026 as compared to the same period in the prior year. The decrease primarily represents lower commercial spending of approximately $6,100, the one-time Anaphylm PDUFA fee of $4,310 in the prior year period, lower legal fees of approximately $2,800, lower regulatory and licensing fees of approximately $1,500 related to the regulatory fee for Libervant, and lower regulatory expenses related to Anaphylm of approximately $1,000, partially offset by higher personnel costs of approximately $2,300, higher severance costs of approximately $2,000 which includes acceleration of share-based compensation, higher share-based compensation expenses of approximately $1,200, and higher consulting and outside services expenses of approximately $500 as well as other expenses.
During the nine months ended September 30, 2026, we recognized a loss on extinguishment of debt of $11,683 resulting from the repayment of $45,000 for the outstanding 13.5% Notes, which also included a prepayment penalty of $3,825, exit fee of $2,000, and other transaction fees. There was no loss on extinguishment of debt in the comparable period in 2025.
Interest expense was $7,555 and $8,342 for the nine months ended September 30, 2026 and 2025, respectively. These amounts represent interest incurred on the Term Loan Facility, the 13.5% Notes prior to redemption, amortization of the debt and legal settlement discounts and capitalized debt issuance costs.
Interest expense related to amortization of the discount on the royalty obligations was $2,918 and $4,304 for the nine months ended September 30, 2026 and 2025, respectively. These amounts are due to the accounting associated with the royalty obligations as part of the 13.5% Notes issuance. The decrease from the comparable period is due to a lower effective interest rate as a result from the update to the probability-weighted cash flows for future sales as of December 31, 2025.
Interest expense related to the sale of future revenue was $183 and $181 for the nine months ended September 30, 2026 and 2025, respectively, and represents amortization of the issuance costs. These amounts are due to the accounting associated with the sale of future revenue related to KYNMOBI royalties sold to Marathon on November 3, 2020 and do not represent or imply a monetary obligation or cash outflow at any time during the life of the transaction. In June 2023, Sunovion announced that it had voluntarily withdrawn KYNMOBI from the U.S. and Canadian markets. Therefore, the Company likely will not receive any of the additional contingent payments under the Monetization Agreement. As a result, the Company discontinued recording interest expense related to the sale of future revenue in the fourth quarter of 2022. See Note 15, Sale of Future Revenue to our Condensed Financial Statements for details.
Interest and other income, net was $1,818 and $3,115 for the nine months ended September 30, 2026 and 2025, respectively. The decrease from the comparable period is primarily due to the ERTC credit received in April 2025 and the expenses associated with the issuance of the RTW Warrants recognized within other expenses during the current period.
Liquidity and Capital Resources
Sources of Liquidity
We had $90,349 in cash and cash equivalents as of September 30, 2026. While our ability to execute our business objectives and achieve profitability over the longer term cannot be assured, our on-going business, existing cash and cash equivalents, expense management activities, potential asset sales or product outlicensing as well as access to the equity capital markets, including through the ATM facility, provide near term liquidity for us to fund our operating needs for at least the next twelve months as we continue to execute our business strategy.
We established our first ATM facility in September 2019, and since inception to September 30, 2026, we have sold 28,506,216 shares of Common Stock which has generated net cash proceeds of approximately $86,491, net of commissions and estimated other transactions costs of $4,215. On April 3, 2024, we filed a new shelf registration statement on Form S-3 to register the offer and sale of up to $250,000 worth of shares of Common Stock, preferred stock, debt securities, warrants, rights and units ("Registration Statement No. 333-278498" or the "2024 Registration Statement"), that was made effective by the SEC on April 23, 2024. Included as part of the 2024 Registration Statement was a $100,000 ATM facility prospectus covering the offering, issuance and sale of Common Stock pursuant to the Amended Equity Distribution Agreement with Piper Sandler & Co.
During the three months ended September 30, 2026, there were no shares of Common Stock sold under the ATM facility. For the nine months ended September 30, 2026, the Company sold 1,191,071 shares of Common Stock under the ATM facility, which provided net proceeds of approximately $4,738 after deducting commissions and estimated other transaction costs of $324. During the three months ended September 30, 2025, there were no shares of Common Stock sold under the ATM facility. For the nine months ended September 30, 2025, the Company sold 7,457,627 shares under the ATM facility which provided net proceeds of approximately $21,261 after deducting commissions and other transaction costs of $739. The remaining authorized balance of the ATM facility was approximately $73,000 as of September 30, 2026.
In August 2023, we entered into the Letter Agreement with the Exercising Holder of 5,000,000 of the Common Stock Warrants pursuant to the Securities Purchase Agreement dated June 6, 2022. Pursuant to the Letter Agreement, the Exercising Holder and Aquestive agreed that the Exercising Holder would exercise all of its Existing Warrants at the then current exercise price of the Existing Warrants. The Exercising Holder subsequently exercised the Existing Warrants, with Aquestive receiving gross proceeds of $4,800. We also issued to the Exercising Holder New Warrants to purchase up to an aggregate of 2,750,000 shares of Common Stock. The New Warrants are exercisable after February 2, 2024, expire on February 2, 2029, and are exercisable only for cash, unless the shares of Common Stock underlying the New Warrants are not registered in accordance with the terms of the Letter Agreement, in which case the New Warrants may also be exercised by means of a "cashless exercise". The New Warrants have an exercise price of $2.60 per share. During the three months ended September 30, 2025, 550,000 shares were issued upon the exercise of the New Warrants, with the Company receiving proceeds of $1,430.
During the three months ended September 30, 2026, 160,548 shares were issued upon the exercise of the Warrants issued under the Securities Purchase Agreements, with the Company receiving proceeds of $154.
On November 1, 2023, we issued $45,000 aggregate principal amount of its 13.5% Notes due November 1, 2028. A portion of the net proceeds from that offering was used to repay all of the outstanding 12.5% Notes and to pay expenses relating to that offering, with the balance of the proceeds to be used for general corporate purposes. Interest on the 13.5% Notes accrued at a rate of 13.5% per annum and was payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year commencing on December 30, 2023. The 13.5% Notes were interest-only until June 30, 2026, whereupon on such date and each payment date thereafter we would have paid an installment of principal of the 13.5% Notes pursuant to a fixed amortization schedule, along with a portion of an exit fee determined as of the applicable date of prepayment, payment, acceleration, repurchase or redemption, as the case may be. On May 12, 2026, we issued the Term Loan Facility and used the proceeds from the issuance to repay the outstanding principal balance under the 13.5% Notes of $45,000, and $2,000 exit fee. We also incurred a prepayment penalty of $3,825 and other transaction expenses. We recognized a loss on extinguishment of debt of $11,683 on the accompanying Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2026.
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
On May 12, 2026, we entered into the Credit Agreement with Oaktree Fund Administration, LLC, as administrative agent, and certain funds managed by Oaktree Capital Management, L.P., which provided a Term Loan Facility of up to $150,000. The Term Loan Facility consists of a Tranche A term loan in an aggregate principal amount of $55,000 that was funded on May 12, 2026, a Tranche B term loan in an aggregate principal amount of $20,000 available subject to certain terms and conditions, a Tranche C term loan in an aggregate principal amount of $25,000 available subject to certain terms and conditions, and a Tranche D term loan advance available upon the mutual consent of the lenders and subject to certain terms and conditions in an aggregate principal amount of up to $50,000. As noted above, a portion of the proceeds of the Tranche A term loan was used by us on May 12, 2026 to repay in full the existing outstanding 13.5% Notes. The remaining proceeds of the Tranche A term loan and proceeds of any additional tranches drawn are to be used for general corporate and working capital purposes.

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
On May 12, 2026, in connection with the Credit Agreement with Oaktree, we also entered into the Oaktree Warrant Issuance Agreement, pursuant to which the Company agreed to issue warrants to purchase shares of its Common Stock in amounts equal to (i) (x) 1.75% of the aggregate principal amount of the Tranche A term loan (y) divided by the volume weighted average price for the 30 trading days prior to May 12, 2026 (the “Tranche A VWAP”) and (ii) for the Tranche B and Tranche C draw-downs, (x) 1.75% of the aggregate principal amount of the drawn-down tranche (y) divided by the lower of the (1) the Tranche A VWAP and (2) the VWAP for the 30 days prior to the funding of such tranche (the “Subsequent Tranche VWAP”). The exercise price of the warrants will be the Tranche A VWAP for the Tranche A Warrant and the lower of (1) the Tranche A VWAP for the Tranche A Warrant and (2) the Subsequent Tranche VWAP for the subsequent tranche draw-downs, and the warrants will have a term of five years from their initial issuance. The Company has agreed to register the warrant shares on the terms set forth in the Oaktree Warrant Issuance Agreement. We issued to Oaktree, the Tranche A Warrant to purchase up to an aggregate of 230,271 shares of our Common Stock at an exercise price of $4.18 per share. The Tranche A Warrant is exercisable at any time from the issuance date through May 12, 2031. Pursuant to the Oaktree Warrant Issuance Agreement, the Company will be obligated to issue additional warrants if additional tranches are drawn down under the Term Loan Facility. See Note 14, Warrants to the accompanying Condensed Financial Statements.
Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used for operating activities	$(31,293)	$(43,963)
Net cash used for investing activities	(848)	(477)
Net cash provided by financing activities	1,321	101,957
Net (decrease) increase in cash and cash equivalents	$(30,820)	$57,517
Net cash used for operating activities
Net cash used for operating activities for the nine months ended September 30, 2026 decreased by $12,670 compared to the same period in the prior year. The decrease in cash used for operating activities was primarily related to the decrease in net loss by $4,507 and non-cash adjustments, including the one-time loss on extinguishment of debt of $11,683. Other main drivers were decreases in trade and other receivables by $16,922 due to timing of payments by customers and receipts related to the confidential legal settlement, partially offset by decreases in payables by $21,368 mostly attributed to payments made under the confidential legal settlement and to vendors and other activities.
Net cash used for investing activities
Net cash used for investing activities for the nine months ended September 30, 2026 increased by $371 compared to the same period in the prior year. The use of cash was related to capital expenditures.
Net cash provided by financing activities
Net cash provided by financing activities for the nine months ended September 30, 2026 decreased by $100,636 compared to the same period in the prior year. The decrease was primarily related to the $45,000 repayment of the 13.5% Notes, $2,000 repayment of the exit fee, the $3,887 premium paid to retire the 13.5% Notes, and $4,100 paid in financing costs for the Term Loan Facility. There was also a decrease of $16,574 in ATM proceeds due to lower volumes of Common Stock sold and a decrease of $79,728 from net proceeds received from Common Stock issued under a public equity offering in the prior year period. These payments related to the redemption of the 13.5% Notes and the issuance of the Term Loan Facility and the lower ATM and public equity offering proceeds were partially offset by proceeds of $55,000 from the issuance of the Term Loan Facility and the Tranche A Warrant during the nine months ended September 30, 2026.

Funding Requirements
Our on-going business, existing cash and equivalents, expense management activities as well as access to the equity capital markets, including through our ATM facility, and potential asset sales or product outlicensing potentially provide near term funding opportunities for Aquestive, see “Liquidity and Capital Resources”. On May 12, 2026 we issued $55,000 in aggregate principal amount of the Term Loan Facility and used the proceeds from the issuance to repay the outstanding principal balance under the 13.5% Notes of $45,000, and the $2,000 exit fee. We also incurred a prepayment penalty of $3,825 and other transaction expenses. We recognized a loss on extinguishment of debt of $11,683 on the accompanying Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2026. The Term Loan Facility matures on May 12, 2031 and does not require installment payments. Accordingly, the total outstanding principal balance is payable at maturity.
We have used and intend to continue to use our existing cash and cash equivalents primarily to advance the development and commercialization of our product pipeline and for working capital, capital expenditures and general corporate purposes. We can provide no assurance that any sources of funding, either individually or in combination, will be available on reasonable terms, if at all, or sufficient to fund our business objectives. In addition, we may be required to utilize available financial resources sooner than expected. We have based our expectation on assumptions that could change or prove to be inaccurate, due to unrelated factors including factors arising in the capital markets, asset monetization markets, regulatory approval process, and regulatory oversight and other factors. Key factors and assumptions inherent in our planned continued operations and anticipated growth include, without limitation, those related to the following:
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
If adequate funds are not available for our short-term or longer-term liquidity needs and cash requirements as and when needed, we would be required to engage in expense management activities such as reducing staff, delaying, significantly scaling back, or even discontinuing some or all of our current or planned launch activities, R&D programs and clinical and other product development activities, and otherwise significantly reducing our other spending and adjusting our operating plan, and we would need to seek to take other steps intended to improve our liquidity. We also may seek outlicensing opportunities for our proprietary products and product candidate programs that we may self-commercialize, including Anaphylm, or explore other potential liquidity options or strategic opportunities. Such strategic opportunities could include asset sales, outlicensing or other monetization opportunities of our proprietary products and product candidates, including Anaphylm, although we cannot assure that any of these actions or opportunities would be available or available on acceptable terms. While an outlicensing of our proprietary products and product candidates, if approved by the FDA, could limit our exposure to the costs of commercialization of the product and provide a potential source of royalty and milestone revenues, the benefit from the potential future value that could result from our independent commercialization of these products and product candidates, assuming a successful launch of our proprietary products and product candidates, if approved by the FDA, would likely be limited. In addition, in the event of any such asset sales or outlicensing transactions, the future growth of the Company would be dependent on continued successful development of our early stage product candidates and/or asset acquisitions or other strategic transactions for the Company. There is no assurance that any such outlicensing or other strategic opportunities will be available or available on reasonable terms.
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
As of September 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Chief People Officer Peter Boyd adopted a written sales plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the “Boyd Plan”) on September 2, 2026. The Boyd Plan will commence on December 1, 2026 and ends on November 30, 2027. The maximum number of shares to be sold under the Boyd Plan is 200,000 shares, and no shares have been sold as of the date of this Report; the actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the Boyd Plan.
Director Julie Krop adopted a written sales plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the “Krop Plan”) on September 15, 2026. The Krop Plan will commence on December 14, 2026 and will end on June 30, 2027. The maximum number of shares to be sold under the Krop Plan is 105,000 shares, and no shares have been sold as of the date of this Report; the actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the Krop Plan.

Item 6.    Exhibits
The exhibits listed below are filed or furnished as part of this report.

Number	Description
3.1	Amended and Restated Bylaws of Aquestive Therapeutics, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K of the Company, as filed on October 19, 2026, and incorporated by reference herein).
10.1*	License Agreement dated September 18, 2026 by and between Helix NB LLC and Aquestive Therapeutics, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a), as amended, under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in exhibit 101)
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

Aquestive Therapeutics, Inc. (REGISTRANT)

Date:	November 3, 2026	/s/ Daniel Barber
Daniel Barber
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2026	/s/ A. Ernest Toth, Jr.
A. Ernest Toth, Jr.
Chief Financial Officer
(Principal Financial Officer)